Form 10-K
period 2010-12-31
Heritage Financial Group Inc
filed 2011-03-31
CIK 1493491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

Commission File Number 000-51305

Heritage Financial Group, Inc.

(Exact name of registrant as specified in its charter)

Maryland	38-3814230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

721 N. Westover Blvd., Albany, GA
(Address of principal executive officers)	(Zip Code)

Registrant’s telephone number, including area code: 229-420-0000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities    Act.  *Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  *Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  * No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $21.2 million, computed by reference to the last sales price for the registrant’s common stock on Nasdaq Global Market on that date.

As of March 17, 2011, there were 8,714,511 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders.

PART I
Item 1.   Business

General

Heritage Financial Group, Inc., a Maryland corporation (“Heritage” or the “Company”), is the holding company of its wholly-owned subsidiary HeritageBank of the South, a Georgia savings bank (“HeritageBank” or the “Bank”).  The Company was formed by its federally chartered predecessor, Heritage Financial Group (the “Predecessor”) in connection with the second-step conversion and public offering conducted the latter half of 2010, in which the Predecessor merged into the Company.  In that merger, each public share of common stock of the Predecessor exchanged for 0.8377 shares of the Company’s common stock.  Prior period shares and per share data, including dividends per share, included in the Form 10-K have been adjusted to reflect the 0.8377 exchange ratio.  The words “we,” “our” and “us” in this Form 10-K refer to Heritage and HeritageBank on a consolidated basis and for periods prior to the closing of the second-step conversion on November 30, 2010, to the Predecessor and HeritageBank on a consolidated basis, unless indicated otherwise herein.

At December 31, 2010, we had total assets of $755.4 million, loans of $419.0 million, deposits of $534.2 million and stockholders’ equity of $119.3 million.  In addition, in February 2011 we acquired Citizens Bank of Effingham, with approximately $145 million in loans and $206 million in deposits, in an FDIC-assisted acquisition.  Our executive offices are located at 721 N. Westover Boulevard, Albany, Georgia 31707.  Our common stock is traded on the Nasdaq Global Market under the symbol “HBOS.”  For more general information about our business and recent material transactions, see Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operation – General.

Forward-Looking Statements

When used in this Form 10-K, future filings with the SEC, Company press releases or other public or stockholder communications and oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, including, among other things, (i) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company’s market areas; (ix) legislative or regulatory changes that adversely affect the Company’s business; (x) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xi) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xii) costs and effects of litigation, including settlements and judgments; and (xiii) competition.  The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence or unanticipated events.

Market Area

We intend to continue to be a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.  We are headquartered in Albany, Georgia.  At December 31, 2010, we primarily served southern Georgia through offices in the Albany, Georgia MSA, Valdosta, Georgia MSA, Bulloch County (Statesboro), Appling County (Baxley), Cook County (Adel), Jeff Davis County (Hazlehurst) and Tattnall County (Reidsville and Collins) and north central Florida through offices in Marion County (Ocala) and Columbia County (Lake City).  We occasionally make loans beyond our market area to meet customer's needs and to develop new business.

The following table sets forth our pro forma deposit market share as of June 30, 2010, based on the most recent data available from the Federal Deposit Insurance Corporation and including the locations acquired in December 2009 and May 2010, in the major markets that we served as of December 31, 2010, excluding the Valdosta, Georgia MSA market, which we entered de novo in July 2010.

Market Area	Market Share	Market Share Rank	Institutions in Market
Albany, Georgia MSA	13.8%	3	16
Statesboro, Georgia	2.5	6	9
Adel, Georgia	16.6	2	5
Baxley, Georgia	6.8	4	4
Hazlehurst, Georgia	13.3	4	4
Tattnall County, Georgia	14.0	4	5
Ocala, Florida MSA	0.9	19	24
Lake City, Florida	5.2	6	7

Information regarding the local economy, major employers, unemployment levels and recent and projected population growth in our nine market areas is provided below.  (The unemployment and demographic (population) data was obtained from the website of SNL Financial at www.snl.com.  SNL Financial is a provider of news, financial data and expert analysis on the banking business.)  Overall, these nine market areas are experiencing higher unemployment levels than the nation or their respective states.  As of December 2010, the national unemployment rate was 9.4%, and the rates in Georgia and Florida were 10.2% and 11.6%, respectively.  However the average unemployment rates for December 2010 in our seven Georgia market areas and our two Florida market areas were 11.8% and 14.3%, respectively.  Our seven Georgia market areas experienced average population growth of 8.6% from 2000 to 2010 and are expected to experience average population growth of 3.3% over the next five years.  Our two Florida market areas experienced average population growth of 28.6% from 2000 to 2010 and are expected to experience average population growth in our market areas of 8.6% over the next five years.  A primary reason for this historic and projected population growth is the increase in people age 55 and older choosing one of these market areas for the location of their retirement homes.

Southwest Georgia Market - Albany Metropolitan Statistic Area.  The southwest Georgia economy was historically based on manufacturing and agriculture, but it has become more service-oriented in the last two decades.  Median household income and per capita income are below the state and national averages, reflecting the rural nature of the market and limited availability of high paying white collar and technical jobs.  As of December 2010, the market area reported an unemployment rate of 13.7%, compared with the national average of 9.4%.  Major employers in our market area include the Marine Corps Logistic Base, Phoebe Putney Memorial Hospital, Procter & Gamble, Teleperformance USA, Albany State University, Darton College, Palmyra Medical Centers, and Miller Brewing Company.  During 2008, the area lost a major employer when Cooper Tire and Rubber Company announced they were closing their plant in Albany, eliminating 1,400 jobs.  This market has a population of approximately 165,000.  Population growth in this area has remained relatively flat, with a 4.6% growth from 2000 to 2010.  Over the next five years, the population is expected to grow 1.5%.

South Central Georgia Market– Valdosta Metropolitan Statistic Area.  The Valdosta market, as with the rest of Southwest Georgia, is a traditional manufacturing and agriculture economy that has become more service-oriented in the last 20 years.  Median household income levels are below the state and national averages, reflecting the rural economy and limited availability of higher paying white collar and technology jobs.  As of December 2010, the unemployment rate was 9.4%.  Major employers in the area include Moody Air Force Base, with approximately 6,000 personnel.  Other major employers include South Georgia Medical Center, Lowe’s Home Centers and Conversys Corporation.  Valdosta is a regional hub for communities in south central Georgia.  This market has a population of approximately 135,000.  Population growth has been steady, growing 13.3% from 2000 to 2010, and is expected to grow by 5.2% over the next five years.  A major reason for growth in this area has been Valdosta State University, which has approximately 12,000 full-time students.

Southeast Georgia Market – Statesboro/Bulloch County.  The Statesboro/Bulloch County market is a service-based economy.  Median and household income levels are below the state and national averages.  As of December 2010, the unemployment rate was 12.1%.  Major employers in the area include Georgia Southern University, Briggs & Stratton Corp., East Georgia Regional Medical Center and Viracon Georgia, Inc.  Statesboro is a regional retail hub for many small communities in southeast Georgia.  This market has a population of approximately 68,000.  Population growth has been steady, growing 21.8% from 2000 to 2010, and is expected to grow by 7.3% over the next five years.  A major driver of growth for this area has been Georgia Southern University, which has approximately 18,000 full-time students.

Southwest Georgia Market – Adel/Cook County.  The Adel/Cook County market is based primarily on agriculture and manufacturing.  Median and household income levels are below the state and national averages.  As of December 2010, the unemployment rate was 13.1%.  Major employers in the area include BASF Sparks LLC, Jimmy Bullard and Sons, and J-M Manufacturing Co.  The market has a population of approximately 17,000.  Population growth has been relatively flat, with growth of 5.9% from 2000 to 2010.  The population is expected to grow 1.4% over the next five years.

Southeast Georgia Market - Baxley/Appling County.  The Baxley/Appling County market is a service- based economy, with strong roots in manufacturing and agriculture.  Median and household income are below the state and national averages.  As of December 2010, the unemployment rate was 10.0%.  Major employers in the area include Southern Nuclear Operating Co., Altamaha Homecare and Rayonier Wood Products.  The market has a population of approximately 18,000.  Population growth has been relatively flat, with a 3.5% growth rate from 2000 to 2010.  The population is expected to grow 2.1% over the next five years.

Southeast Georgia Market – Hazlehurst/Jeff Davis County.  The Hazlehurst/Jeff Davis County market is a service based economy, with strong roots in manufacturing and agriculture.  Median and household income levels are below that state and national averages.  As of December 2010, the unemployment rate was 14.2%.  Major employers in the area include Propex Inc., McPherson Manufacturing Corp. and Beasley Forest Products.  The market has a population of approximately 13,000.  Population growth has been relatively flat, with growth of 5.8% from 2000 to 2010.  The population is expected to grow 3.2% over the next five years.

Southeast Georgia Market - Tattnall County.  The Tattnall County market is largely based on agriculture.  Median and household income are below the state and national averages.  As of December 2010, the unemployment rate for the county was 10.1%.  Major employers in the market include Fries Farms and Tattnall State Prison.   This market has a population of approximately 24,000.  Population growth in this area has remained relatively flat, with a 5.4% growth from 2000 to 2010.  Over the next five years, the population is expected to grow 2.3%.

North Central Florida Market - Ocala Metropolitan Statistic Area.  The Ocala market economy is a service based economy.  The area is known for its world-class equestrian training facilities and its booming retirement communities.  Median household income and per capita income are below the state and national averages.  However, due to the large retirement populations, much more of the income is disposable in nature compared to other markets.  Top employers in the area include Monroe Regional Medical Centers, Wal-Mart Stores, AT&T, Publix Supermarkets, Emergency One, Lockheed Martin, ClosetMaid and Central Florida Community College.  During 2009, Taylor, Bean & Whitaker, a national mortgage company, closed, eliminating over 1,200 jobs.  The unemployment rate was 15.7% as of December 2010.  This market has a population of approximately 344,000, and has experienced growth of 32.8% from 2000 to 2010.   Over the next five years, the population is expected to grow 9.1%.

North Central Florida Market - Lake City Metropolitan Statistic Area.  The Lake City market economy is service-based.  Median household income and per capita income are below the state and national averages.  Top employers in the area include the Veterans Administration Medical Center, TIMCO and Sitel.  The unemployment rate was 12.8% as of December 2010.  This market has a population of approximately 70,000, and has experienced growth of 24.5% from 2000 to 2010.  Over the next five years, the population is expected to grow 8.0%.

Competition

We face strong competition in originating commercial, real estate and other loans and in attracting deposits.  Competition in originating real estate loans comes primarily from other banks, credit unions and mortgage bankers.  Other banks, credit unions and finance companies also provide vigorous competition in consumer and commercial lending.

We attract deposits through our branch office system.  Competition for those deposits is principally from other banks and credit unions located in the same community, as well as mutual funds and other alternative investments.  We compete for these deposits by offering superior service and a variety of deposit accounts at competitive rates.

On-line Presence

Heritage maintains a website at www.eheritagebank.com. The information contained on that website is not included as part of, or incorporated by reference into this prospectus.  The Company currently makes available on or through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports, and all other Securities and Exchange Commission filings. These materials are also available free of charge on the Securities and Exchange Commission's website at www.sec.gov.

Lending Activities

The following table presents information concerning the composition of HeritageBank's loan portfolio in dollar amounts and in percentages (before deductions for allowances for losses) as of the dates indicated.  Purchased loans consist of loans acquired in business combinations.  They have been excluded from the individual loan categories below because fair market value adjustment discounts related to this pool of loans would distort the individual categories.  The accounting for these purchased loans are discussed further in Notes 1 and 2 of the Notes to Consolidated Financial Statements in Item 8.

	December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate
One- to four-family	$110,961	26.48%	$81,255	24.32%	$79,727	26.26%	$74,752	24.54%	$73,681	26.62%
Multi-family	10,770	2.57	11,650	3.49	10,719	3.54	12,297	4.04	16,913	6.11
Commercial	97,482	23.27	71,013	21.25	52,477	17.35	41,630	13.66	44,496	16.08
Farmland	11,775	2.81	9,013	2.70	5,744	1.90	4,818	1.58	2,642	0.95
Construction and development	22,426	5.35	28,002	8.38	43,297	14.31	51,308	16.84	32,822	11.86
Total real estate loans	253,414	60.48	200,933	60.14	191,964	63.46	184,805	60.66	170,554	61.62

Other loans
Consumer loans:
Student	629	0.15	596	0.18	552	0.18	594	0.20	703	0.25
Automobile	16,399	3.91	26,698	7.99	39,753	13.14	47,718	15.66	46,331	16.74
Home equity	16,638	3.97	17,313	5.18	18,344	6.06	17,257	5.66	16,368	5.91
Other	8,247	1.97	7,687	2.30	9,037	2.99	9,377	3.08	8,812	3.19
Total consumer loans	41,913	10.00	52,294	15.65	67,686	22.37	74,946	24.60	72,214	26.09
Commercial business loans	50,195	11.98	45,785	13.70	42,838	14.17	44,922	14.74	34,008	12.29
Total other loans	92,108	21.98	98,079	29.35	110,524	36.54	119,868	39.34	106,222	38.38
	345,522	82.46	299,012	89.49	302,488	100.00	304,673	100.00	276,776	100.00
Purchased loans, net of fair market value adjustments	73,475	17.54	35,126	10.51	-	-	-	-	-	-
Total loans	418,997	100.00%	334,138	100.00%	302,488	100.00%	304,673	100.00%	276,776	100.00%
Less allowance for loan losses	8,101		6,060		4,951		4,416		4,076
Total loans, net	$410,896		$328,078		$297,537		$300,257		$272,700

The following table shows the composition of HeritageBank's loan portfolio by fixed- and adjustable-rates at the dates indicated.  Purchased loans consist primarily of loans acquired in business combinations.  They have been excluded from the individual loan categories below because fair market value adjustment discounts related to this pool of loans would distort the individual categories.  The accounting for these purchased loans are discussed further in “Item 8. - Notes 1 and 2 to the Notes to Consolidated Financial Statements.

	December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-Rate Loans
Real Estate
One- to four-family	$102,626	24.49%	$75,301	22.53%	$72,353	23.92%	$69,841	22.92%	$68,774	24.85%
Multi-family	10,190	2.43	6,197	1.86	5,210	1.72	7,178	2.36	14,542	5.25
Commercial	77,033	18.39	58,300	17.45	42,084	13.91	32,634	10.71	28,109	10.16
Farmland	8,086	1.93	4,789	1.44	2,174	0.72	3,337	1.10	670	0.24
Construction and development	12,966	3.09	8,634	2.58	8,426	2.79	13,903	4.56	14,025	5.07
Total real estate loans	210,901	50.33	153,221	45.86	130,247	43.06	126,893	41.65	126,120	45.57
Consumer	20,021	4.78	31,130	9.32	45,168	14.93	53,618	17.60	50,629	18.29
Commercial business	21,964	5.24	18,975	5.68	14,218	4.70	16,482	5.41	13,505	4.88
Total fixed rate loans	252,886	60.35	203,326	60.86	189,633	62.69	196,993	64.66	190,254	68.74

Adjustable -Rate Loans
Real Estate
One- to four-family	8,335	1.99	5,954	1.79	7,374	2.44	4,911	1.61	4,907	1.77
Multi-family	580	0.14	5,453	1.63	5,509	1.82	5,119	1.68	2,371	0.86
Commercial	20,449	4.88	12,713	3.80	10,393	3.44	8,996	2.95	16,387	5.92
Farmland	3,689	0.88	4,224	1.26	3,569	1.18	1,481	0.49	1,972	0.71
Construction and development	9,460	2.26	19,368	5.80	34,871	11.53	37,405	12.28	18,797	6.79
Total real estate loans	45,513	10.15	47,712	14.28	61,716	20.41	57,912	19.01	44,434	16.05
Consumer	21,892	5.22	21,164	6.23	22,518	7.44	21,328	7.00	21,585	7.80
Commercial business	28,231	6.74	26,810	8.02	28,621	9.46	28,440	9.33	20,503	7.41
Total adjustable rate loans	92,636	22.11	95,686	28.63	112,855	37.31	107,680	35.34	86,522	31.26
	345,522	82.46	299,012	89.49	302,488	100.00	304,673	100.00	276,776	100.00
Purchased loans, net of fair market value adjustments	73,475	17.54	35,126	10.51	-	-	-	-	-	-
Total loans	418,997	100.00%	334,138	100.00%	302,488	100.00%	304,673	100.00%	276,776	100.00%
Less allowance for loan losses	8,101		6,060		4,951		4,416		4,076
Total loans, net	410,896		$328,078		$297,537		$300,257		$272,700

The following schedule illustrates the contractual maturity of HeritageBank's loan portfolio at December 31, 2010, excluding purchased loans.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	One- to Four- Family and Commercial Real Estate		Construction, Development and Farmland		Consumer		Commercial Non- Mortgage		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2011(1)	$41,884	6.21%	$21,543	5.60%	$3,102	7.91%	$25,172	5.47%	$91,701	5.92%
2012	34,345	6.22	4,808	5.62	5,301	8.42	5,029	6.14	49,483	6.39
2013	57,571	5.77	3,393	5.13	7,148	7.93	8,186	5.84	76,298	5.95
2014 to 2015	24,200	6.06	2,160	6.08	8,479	6.81	6,223	6.20	41,062	6.24
2016 to 2020	23,564	5.69	651	5.70	7,065	4.50	5,585	4.44	36,865	5.27
2021 to 2025	7,934	4.86	-		10,815	3.86	-		18,749	4.28
2026 and following	29,717	5.10	1,647	6.17	-		-		31,364	5.16
Total	$219,215	5.83	$34,202	5.61	$41,910	6.13	$50,195	5.57	345,522	5.81
______________________
(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

Lending authority.  HeritageBank has established lending limits for its officers.  Commercial lenders may make loans up to $250,000 and consumer lenders may make loans up to $50,000, based on the experience of the lender.  The commercial managers and regional presidents may make and approve loans up to $500,000.  Regional credit officers may approve loans up to $1.0 million.   The Chief Credit Officer may approve loans up to $2.0 million in conjunction with the commercial managers, regional presidents and regional credit officers.  The Chief Executive Officer of HeritageBank may approve loans up to $3.0 million.  The Executive Loan Committee may approve loans up to $5.0 million.  Loans over these amounts must be approved by the Board of Directors.

We are subject to the lending limit established under Georgia law for loans to one borrower and the borrower's related entities.  See "How We Are Regulated - HeritageBank -- Georgia Regulation."  Based on our capital level at December 31, 2010, the maximum amount under Georgia law that we could loan to any one borrower and the borrower's related entities was $19.6 million for fully secured loans (including loans secured by real estate for which we have an independent appraisal) and $11.8 million for all other loans.  Internally, we have set a limit of $5.0 million for all loans to any one borrower and the borrower’s related entities.  This internal limit may be exceeded by approval of the Board of Directors.

Major loan customers.  Our ten largest lending relationships are with commercial borrowers and total $51.1 million in the aggregate, or 12.2% of our $419.0 million loan portfolio at December 31, 2010.  These relationships consist of $7.0 million for a finance company secured by accounts receivable and real estate in southwest Georgia; $6.6 million  to a specialty chemical business and their related interests in southwest Georgia; $5.7 million for the permanent financing of a hotel in north central Florida; $5.2 million to a retail pharmacy business secured by inventory and real estate located primarily in southwest Georgia; $5.2 million secured by real estate in north central Florida; $4.8 million to a franchise restaurant chain with multiple locations in north central Florida; $4.3 million secured primarily by multifamily and residential rental real estate in Southwest Georgia; $4.2 million to another franchise restaurant chain with multiple locations in north central Florida; $4.1 million secured by various residential and commercial rental properties in southwest Georgia; and $4.1 million secured by undeveloped land in north Georgia, investment securities and other commercial properties.  As of the date of this filing, these major customer relationships were performing and rated as pass credits, except two which includes $4.2 million to a north central Florida restaurant chain which is rated substandard and $4.1 million secured by various residential and commercial properties in southwest Georgia which is rated substandard.

For further information on credit quality, see the discussion under the headings Item 1 - Asset Quality -- Delinquent Loans and -- Classified Assets and see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

One- to Four-Family Residential Real Estate Lending.  We originate loans secured by first mortgages on one- to four-family residences in our lending area, and on occasion, outside our lending area for customers whose primary residences are within our lending area.  The majority of these loans are originated by us and funded by or sold to other lenders.  At December 31, 2010, we had $111.0 million, or 24.48% of our loan portfolio in one- to four-family residential loans, of which $102.6 million were fixed-rate loans and $8.4 million were adjustable rate loans.

We generally underwrite our one- to four-family owner-occupied loans based on the applicant's employment and credit history and the appraised value of the subject property.  Presently, we lend up to 90% of the lesser of the appraised value or purchase price for one- to four-family residential loans.  For loans with a loan-to-value ratio in excess of 80%, we generally require private mortgage insurance in order to reduce our exposure below 80%.  Properties securing our one- to four-family loans are appraised by independent fee appraisers approved by the board of directors.  We require our borrowers to obtain title insurance and hazard insurance, and flood insurance, if necessary.  We currently originate one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates.  Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our internal needs.  Fixed-rate loans on owner-occupied properties generally have a 15- to 30-year term.  Fixed-rate loans on non-owner-occupied properties generally have a five-year term, with a balloon payment and a 15- to 30-year amortization calculation.

Adjustable-rate mortgage, or ARM, loans are generally offered with annual repricing with a maximum annual rate change of 1% and maximum overall rate change of 4%.  We use a variety of indices to reprice our ARM loans.  Our ARM loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment of the interest rate over the rate in effect on the date of origination.  As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds.  Our ARM loans are written using generally accepted underwriting guidelines.  ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment rises, increasing the potential for default.  We do not offer initial discounted rates or “teaser” rates on adjustable-rate mortgage loans.  Our real estate loans contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the collateral.

We generally underwrite our non-owner-occupied, one- to four-family loans primarily based on a 1.25 times debt service coverage, though we also consider the applicant's creditworthiness and the appraised value of the property.  Presently, we lend up to 85% of the lesser of the appraised value or purchase price for the residence.  These loans are offered with a fixed rate or an adjustable rate using The Wall Street Journal prime rate as the index.  These loans have terms of up to 15 years and are not assumable.  We generally obtain title opinions from our counsel regarding these properties.

Commercial and Multi-Family Real Estate Lending.  We offer a variety of multi-family and commercial real estate loans.  These loans are secured primarily by multi-family dwellings, retail establishments, hotels, motels, warehouses and small office buildings located in our market areas.  At December 31, 2010, commercial real estate and multi-family loans totaled $97.5 million and $10.8 million or 23.3% and 2.6%, respectively, of our gross loan portfolio.

Our loans secured by multi-family and commercial real estate are originated with either a fixed or adjustable interest rate over a three- or five-year term with a balloon payment generally based on a 15-year amortization.  The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower.  Loan-to-value ratios on our multi-family and commercial real estate loans typically do not exceed 80% of the appraised value of the property securing the loan.  Loans secured by multi-family and commercial real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower.  The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt.  We generally require personal guarantees of the borrowers and an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt.  Appraisals on properties securing multi-family and commercial real estate loans are performed by independent state certified or licensed fee appraisers approved by the board of directors, with a second independent appraisal review performed if the loan exceeds $500,000.

We generally do not maintain a tax or insurance escrow account for loans secured by multi-family and commercial real estate.  In order to monitor the adequacy of cash flows on income-producing properties, the borrower is generally required to provide periodic financial information.

Loans secured by multi-family and commercial real estate properties generally involve a greater degree of credit risk than one-to four-family residential mortgage loans.  These loans typically involve large balances to single borrowers or groups of related borrowers.  Because payments on loans secured by multi-family and commercial real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired.

Farmland Lending.  Our farmland loan portfolio consists of loans on individual- and corporate-owned and operated farms in southern Georgia and northern Florida.  These loans are secured primarily by the farm land and other adjacent real property.  At December 31, 2010, farmland loans totaled $11.8 million or 2.8% of our gross loan portfolio.

Our loans secured by farmland are originated with either a fixed or adjustable interest rate over a three-or five-year term with a balloon payment generally based on a 15-year amortization.  The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower.  Loan-to-value ratios on our farmland loans typically do not exceed 80% of the appraised value of the property securing the loan.  Farmland loans are underwritten based on the income-producing potential of the property and the financial strength of the borrower.  In order to monitor the adequacy of cash flows from farm operations, the borrower is required to provide periodic financial information.

Loans secured by farmland generally involve a greater degree of credit risk than one- to four-family residential loans.  These loans typically involve large balances, and repayments are often dependent on the successful operation of the farm, making them subject to adverse weather and economic conditions.  If the cash flow from the farm operations declines, the borrower’s ability to repay the loan is impaired.

Construction and Development Lending.  Our construction loan portfolio consists of loans for the construction of one- to four-family residences, multi-family residences and commercial properties.  Construction lending generally affords us an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees.  In addition, construction loans are generally made with adjustable rates of interest for six- to nine-month terms, with interest-only payments due during the construction period.  At December 31, 2010, we had $22.4 million in construction loans outstanding, representing 5.3% of our gross loan portfolio and consisting of $2.4 million in a construction loans for a one- to four-family residences, $3.6 million for commercial properties and multi-family residences being constructed and $16.4 million in acquisition and development loans to builders, developers and individuals, for the development of lots for future residential and commercial construction.

Construction loans also involve additional risks because funds are advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction.  Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, and the related loan-to-value ratios.  We fund our construction loans based on percentage of completion as determined by physical property inspections.  Acquisition and development loans are required to be paid down as lots are sold, though on an accelerated basis so that we are repaid before all the lots are sold.  See also the discussion under the headings "- Classified Assets" and "- Loan Delinquencies and Defaults."

Commercial Business Lending.  At December 31, 2010, commercial business loans totaled $50.2 million or 12.0% of our gross loan portfolio.  The majority of HeritageBank's commercial business loans have been to borrowers in southwest Georgia and north central Florida.  We intend to continue our commercial business lending in this geographic area, as well as expand this lending throughout southern Georgia.

Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment.  Our commercial business lending policy includes credit file documentation and analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of other conditions affecting the borrower.  Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis.

Commercial business loans are generally secured by business assets, such as accounts receivable, equipment and inventory.  This collateral may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.  As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions).  We generally obtain personal guarantees on our commercial business loans.  Nonetheless, these loans are believed to carry higher credit risk than traditional single family loans.

Consumer Lending.  We offer a variety of secured consumer loans, including home equity lines of credit, new and used auto loans, boat and recreational vehicle loans, and loans secured by deposit accounts. We also offer a limited amount of unsecured loans.  We originate our consumer loans primarily in our market areas.  At December 31, 2010, our consumer loan portfolio totaled $41.9 million, or 10.0% of our gross loan portfolio.

Our home equity lines of credit totaled $16.6 million, and accounted for 4.0% of our gross loan portfolio at December 31, 2010.  These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan.  Home equity lines of credit generally have a 15-year draw period and require the payment of 1.5% of the outstanding loan balance per month during the draw period, which may be reborrowed at any time during the draw period.  We also offer a 15-year home equity line of credit that requires interest-only payments for the first five years, then fully amortizing payments over the remaining 10 years of the loan.  At December 31, 2010, unfunded commitments on home equity lines of credit totaled $14.9 million.  Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

We originate auto loans on a direct basis and very limited on an indirect basis.  Prior to 2008, we were very active in indirect auto lending.  However, as we tightened our lending standards on indirect auto loans, we saw dramatic decreases in indirect auto loan production.  Going forward, we do not expect indirect lending to be a significant part of our business, and we expect this portfolio to continue to decline as loans pay off.  Auto loans totaled $16.4 million at December 31, 2010, or 3.9% of our gross loan portfolio, of which $7.7 million was direct loans and $8.7 million was indirect loans.  Auto loans may be written for up to six years and usually have fixed rates of interest.  Loan-to-value ratios are up to 100% of the sales price for new autos and 100% of retail value on used autos, based on valuation from official used car guides.

Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans.  In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.  Consumer loans may entail greater risk than do one- to four-family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles and recreational vehicles.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  As a result, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate one- to four-family residential mortgage loans primarily through referrals from real estate agents, builders and from existing customers.  Walk-in customers and referrals from existing customers are also important sources of loan originations.  Since our conversion to a banking charter in 2001, we have been able to expand our target market to include individuals who were not members of the credit union and have increased the number and amount of commercial real estate and commercial business loan originations.  Loan origination fees earned totaled $824,000, $557,000 and $746,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market areas.  Demand is affected by competition and the interest rate environment.  Loans and participations purchased must conform to our underwriting guidelines.  Furthermore, during the past few years, we, like many other financial institutions, experienced significant prepayments on loans due to the low interest rate environment prevailing in the United States.  In periods of economic uncertainty, the ability of financial institutions, including ours, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in interest income.

In addition to the categories of loans originated by us and described above, as of December 31, 2010, $73.5 million or 17.5% of our loan portfolio consisted of loans purchased by us through bank and branch acquisitions.  These purchased loans include residential mortgage, commercial real estate, commercial business and consumer loans.  Although we have performed due diligence on these loans, they were not originated by us, and therefore may not conform to the same underwriting standards as loans originated by us.  In addition, these customers are not known to us, and we do not have a history of performance with these customers.  These loans may have delinquency or charge-off levels above those for loans originated by us.  See Item 8 - Note 4 of the Notes to Consolidated Financial Statements for additional information about these purchased loans.

We have agreements with mortgage lenders, pursuant to which we originate residential mortgage loans for these lenders in accordance with their policies, terms and conditions and forward the loan package to those lenders for funding.  We charge the borrower an origination fee for processing the borrower's application in accordance with the lender's specifications.  We also may earn a premium on these loans based on the difference between the rate on the loan and the lock-in rate accepted by the lender.  During 2010, we originated $30.0 million of mortgage loans for these lenders, generating approximately $607,000 in loan origination fees on these loans.  During 2010, we originated $22.1 million of mortgage loans for our portfolio.  During 2009, we originated $28.5 million of mortgage loans for these lenders, generating approximately $345,000 in loan origination fees on those loans.  In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.  The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.  Fees for late payments totaled $267,000, $283,000 and $288,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Asset Quality

When a borrower fails to make a required payment on a loan, we attempt to cure the delinquency by contacting the borrower.  In the case of loans secured by residential real estate, a late notice is sent 15 and 30 days after the due date, and the borrower is contacted by phone beginning 16 days after the due date.  When the loan is 31 days past due, a delinquency letter is mailed to the borrower.  All delinquent accounts are reviewed by a collector, who attempts to cure the delinquency by contacting the borrower once the loan is 30 days past due.  If the account becomes 60 days delinquent and an acceptable repayment plan has not been agreed upon, a collection officer will generally refer the account to legal counsel, with instructions to prepare a notice of intent to foreclose.  The notice of intent to foreclose allows the borrower up to 30 days to bring the account current.  If foreclosed, we take title to the property and sell it directly through a real estate broker.

Delinquent consumer loans are handled in a similar manner, except that appropriate action may be taken to collect any loan payment that is delinquent for more than 15 days.  Follow-up contacts are generally on an accelerated basis compared to the mortgage loan procedure.  Our procedures for repossession and sale of consumer collateral are subject to various requirements under the applicable consumer protection laws as well as other applicable laws and the determination by us that it would be beneficial from a cost basis.

Delinquent commercial business loans and loans secured by multi-family, farmland and commercial real estate are initially handled by the loan officer in charge of the loan, who is responsible for contacting the borrower.  The collection department also works with the commercial loan officers to see that necessary steps are taken to collect delinquent loans.  In addition, we have an officer loan committee that meets at least twice a month and reviews past due and criticized loans, as well as other loans that management feels may present possible collection problems.  If an acceptable workout of a delinquent commercial loan cannot be agreed upon, we generally initiate foreclosure or repossession proceedings on any collateral securing the loan.

Delinquent Loans.  The table below sets forth the amounts and categories of delinquent loans that were still accruing interest at December 31, 2010, including  purchased loans that were 30 to 89 days past due in the amount of their contractual principal balances totaling  approximately $938,000:

	Thirty to fifty-nine days	Sixty to eighty-nine days	Total thirty to eighty-nine days
	(Dollars in thousands)

Delinquent Loans:
One- to four-family	$1,283	$38	$1,321
Multi-family	-		-
Commercial real estate	220		220
Farmland	-
Construction and development	295	23	318
Consumer	310	15	326
Commercial business	146	169	314
Total	$2,254	$245	$2,499
Total as a percentage of total loans	0.5%	0.1%	0.6%

Nonperforming Assets.  The following table below sets forth the amounts and categories of nonperforming assets in our loan portfolio.  Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful.  Our purchased loans are considered nonaccrual and are included in nonperforming loans in the amount of their contractual principal balances when they are 90 or more days past due.  As of December 31, 2010 and 2009, respectively, $1.9 million and $1.2 million in purchased loans were included in nonperforming loans, and Heritage had no purchased loans in the earlier periods.  At all dates presented, we had no accruing loans 90 days or more delinquent.  At December 31, 2010, we had troubled debt restructurings totaling $7.7 million, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.  Included in nonaccruing loans at December 31, 2010, are troubled debt restructurings of $1.1 million.  In addition, at that date we had troubled debt restructurings totaling $6.6 million that were performing in accordance with their modified terms and are not included in nonaccruing loans.  Foreclosed assets owned include assets acquired in settlement of loans.

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Nonaccruing Loans:
One- to four-family	$4,873	$1,505	$689	$373	$-
Multi-family	1,770	122	-	-	-
Commercial real estate	1,586	236	988	35	-
Construction and development	1,423	2,863	4,882	2,357	61
Consumer	165	489	575	447	197
Commercial business	127	3,248	147	-	-
Total nonaccruing loans	9,944	8,463	7,281	3,212	258

Foreclosed Assets:
One- to four-family	468	583	115	-	-
Multi-family		-	-	-	-
Commercial real estate	1,095	362	284	287	306
Construction and development	2,126	794	1,666	-	-
Consumer		56	55	78	16
Commercial business		-	-	-	-
Total foreclosed assets	3,689	1,795	2,120	365	322
Total nonperforming assets	$13,633	$10,258	$9,401	$3,577	$580

Total as a percentage of total assets	1.80%	1.79%	1.87%	0.76%	0.14%

For the year ended December 31, 2010, there was approximately $535,000 of gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms.  No significant amount was included in interest income on these loans for this period.

See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Financial Condition at December 31, 2010 and December 31, 2009 --- Delinquencies and Non-performing Assets for more information on our non-performing assets.

Other Loans of Concern.  In addition to the nonperforming assets set forth in the table above, as of December 31, 2010, there was also an aggregate of $24.2 million of loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply fully with present loan repayment terms and that may result in the future inclusion of those loans in the non-performing asset categories.  These loans include all our criticized (watch list) and classified loans and certain other past due loans that are not in a non-performing loan category.  These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

At December 31, 2010, we had four other loans of concern of over $1.0 million.  The largest was a $3.5 million loan, which was secured by various residential properties in southwest Georgia.  The remaining loans of concern over $1.0 million at December 31, 2010, consisted of a $2.6 million loan, which was secured by various residential and commercial properties in southwest Georgia, a $1.7 million loan, which was secured by various residential properties in southwest Georgia and a $1.2 million loan, which was secured by residential and undeveloped property in Albany, Georgia.

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as "substandard," "doubtful" or "loss."  An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected.  Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable."  Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an institution classifies problem assets as either substandard or doubtful, it may establish specific allowances for these loans in an amount deemed prudent by management and approved by the board of directors.  In addition, an institution is also required to develop general allowances.  General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount.  HeritageBank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Federal Deposit Insurance Corporation and the Georgia Department of Banking and Finance, which may order the establishment of additional general or specific loss allowances.

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management's review of our assets, at December 31, 2010, we had $30.5 million of our assets internally classified, of which $26.9 million consisted of loans and $3.6 million was other real estate and repossessions.  All of these assets were classified as substandard.  We had no assets classified as doubtful or  loss at December 31, 2010.  The total amount classified represented 25.6% of our equity capital and 4.0% of our assets at December 31, 2010.  All of our $13.6 million in nonperforming assets at December 31, 2010, were included in our classified assets at that date, and the allowance for loan losses related to those nonperforming assets at that date was $2.2 million.

Allowance for Loan Losses.  We maintain an allowance for loan losses to absorb probable incurred losses in the loan portfolio.  The allowance is based on ongoing, monthly assessments of the estimated probable incurred losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, peer group information, historical loss experience, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors and peer group data adjusted for current economic conditions.  Geographic peer group data is obtained by general loan type and adjusted to reflect known differences between peers and HeritageBank, such as loan seasoning, underwriting experience, local economic conditions and customer characteristics.  More complex loans, such as multi-family and commercial real estate loans and commercial business loans are evaluated individually for impairment, primarily through the evaluation of collateral values.

At December 31, 2010, our allowance for loan losses was $8.1 million or 1.9% of the total loan portfolio compared with a balance of $6.1 million, or 1.8% of total loans at December 31, 2009.   Total criticized and classified loans increased by $2.0 million during the period to $37.8 million at December 31, 2010 from $35.8 million at December 31, 2009.  Nonaccrual loans increased $1.4 million during the period to $9.9 million at December 31, 2010 compared with $8.5 million at December 31, 2009.  Loans past due thirty days and still accruing decreased by $700,000 to $2.5 million at December 31, 2010 compared with $3.2 million at December 31, 2009.

Assessing the allowance for loan losses is inherently subjective as it requires making material estimates, including the amount and timing of future cash flows expected to be received on impaired loans, that may be susceptible to significant change.  In the opinion of management, the allowance, when taken as a whole, reflects estimated probable loan losses in our loan portfolios.  The allowance is discussed further in Notes 1 and 4 of the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operation Critical Accounting Policies -Allowance for Loan Losses."  The following table sets forth an analysis of our allowance for loan losses.

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$6,060	$4,951	$4,416	$4,076	$3,618

Charge-offs:
One- to four-family	1,278	494	81	55	-
Multi-family		-	-	-	-
Commercial real estate	412	25	773	29	-
Construction and development	704	3,100	1,414	435	31
Consumer	488	664	687	398	368
Commercial business	806	2,338	47	116	-
	3,686	6,621	3,002	1,033	399

Recoveries:
One- to four-family	10	-	-	-	-
Multi-family	-	-	-	-	-
Commercial real estate	-	-	4	-	-
Construction and Development	-	-	2	-	-
Consumer	217	180	161	195	162
Commercial business	-	50	20	-	-
	227	230	187	195	162

Net charge-offs	3,459	6,391	2,815	838	237

Provision charged to operations	5,500	7,500	3,350	1,178	695

Balance at end of period	$8,101	$6,060	$4,951	$4,416	$4,076

Ratio of net charge-offs during the period to average loans outstanding during period	0.91%	2.13%	1.58%	0.29%	0.09%

Ratio of net charge-offs during the period to average nonperforming assets	36.23%	65.54%	58.51%	36.12%	29.28%

Allowance as a percentage of nonperforming loans	81.47%	71.61%	67.99%	137.49%	1,582.00%

Allowance as a percentage of total loans (end of period)	1.93%	1.81%	1.64%	1.45%	1.47%
____________
(1)	Ratios are on an annualized basis.

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2010		2009		2008		2007		2006
	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

One- to four-family	$2,197	27.12%	$1,422	24.32%	$637	26.26%	$553	24.54%	$875	26.62%
Multi-family residential real estate	226	2.79	75	3.49	69	3.54	123	4.04	177	6.11
Commercial real estate	1,351	16.68	979	21.25	874	17.35	847	13.66	925	16.08
Construction and development	1,977	24.40	1,419	8.38	1,275	14.31	1,616	16.84	471	11.86
Farmland	144	1.78	122	2.70	72	1.90	42	1.58	32	0.95
Consumer	605	7.47	850	15.65	890	22.37	740	24.60	791	26.09
Commercial business	1,601	19.76	1,193	13.70	1,134	14.17	495	14.74	805	12.29
Unallocated	-	-	-	-	-	-	-	-	-	-
Purchased loans net of fair market value adjustments	-	-	-	10.51	-	-	-	-	-	-
Total	$8,101	100.00%	$6,060	100.00%	$4,951	100.00%	$4,416	100.00%	$4,076	100.00%

Investment Activities

Georgia savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal, state and local agencies and jurisdictions, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds.  Subject to various restrictions, Georgia savings banks also may invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a Georgia savings bank is otherwise authorized to make directly.  See "How We Are Regulated - HeritageBank -- Georgia Regulation" for a discussion of additional restrictions on our investment activities.

The Chief Financial Officer and Chief Accounting Officer have the basic responsibility for the management of our investment portfolio. They consider various factors when making decisions, including the marketability, maturity and tax consequences of the proposed investment.  The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.  The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.  See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk.

Our investment securities currently consist of mortgage-backed securities, federal agency securities, preferred stocks, state and local government securities and corporate debt securities.  See Item 8 - Note 3 of the Notes to Consolidated Financial Statements.  As a member of the Federal Home Loan Bank of Atlanta, we had $3.7 million in stock of the Federal Home Loan Bank of Atlanta at December 31, 2010.  We maintain the minimum amount of stock the Federal Home Loan Bank of Atlanta allows based on our level of borrowings.  During the year ended December 31, 2010, we received $11,000 in dividends from the Federal Home Loan Bank of Atlanta.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated.  Our securities portfolio at December 31, 2010, did not contain securities of any single issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its sponsored entities.

	December 31,
	2010		2009		2008
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in thousands)
Securities available for sale:
U. S. Government sponsored entity (GSE) securities and U.S. Treasury Securities	$89,032	37.35%	$30,462	25.27%	$21,165	18.22%
Corporate debt securities	1,700	0.71	1,910	1.58	1,789	1.54
GSE residential mortgage-backed securities	125,336	52.58	54,537	45.26	60,927	52.46
Private label residential mortgage-backed securities	2,807	1.18	3,874	3.21	4,481	3.86
State and municipal securities	19,160	8.04	29,123	24.16	27,511	23.69
Equity and other	342	0.14	621	0.52	268	0.23
	238,377	100.00%	$120,527	100.00%	$116,141	100.00%

Other earning assets:
Interest-bearing deposits with banks	$10,911	63.02%	$43,236	74.76%	$746	2.18%
Federal funds sold	2,700	15.59	11,340	19.61	30,254	88.50
Federal Home Loan Bank stock	3,703	21.39	3,253	5.63	3,186	9.32
	$17,314	100.00%	$57,829	100.00%	$34,186	100.00%

The composition and maturities of the securities portfolio, excluding Federal Home Loan Bank stock, as of December 31, 2010 are indicated in the following table.  Yields on tax exempt obligations have been computed on a tax equivalent basis.

	Less than One Year		One to Five Years		Over Five to Ten Years		Over Ten Years		Total Securities
	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted	Amortized	Weighted	Fair
	Cost	Average	Cost	Average	Cost	Average	Cost	Average	Cost	Average	Value
		Yield		Yield		Yield		Yield		Yield
	(Dollars in Thousands)
Securities Available for Sale:
U.S. Treasury securities	$24,999	0.05%	$-	-%	$-	-%	$-	-	$24,999	0.05%	$24,998
U.S. GSE securities	6,000	1.83	47,892	2.21	7,294	2.81	3,494	2.22	64,680	2.24%	64,034
Corporate debt securities	-	-	2,170	6.64	-	-	-	-	2,170	6.64%	1,700
GSE mortgage-backed securities	-	-	-	-	-	-	-	-	125,749	2.67%	125,336
Private label mortgage-	-	-	-	-	-	-	-	-	2,801	5.01%	2,807
backed securities
State and municipal	-	-	4,165	5.84%	7,163	6.22	9,314	6.30	20,642	6.18%	19,160
Equity and other	-	-	-	-	-	-	435	5.84	435	5.84%	342
Total investment securities	$30,999	0.39%	54,227	2.67%	$14,457	4.50%	$13,243	5.21%	$241,476	2.65%	$238,377
For further information on the ratings of these securities, see Item 8 - Note 3 of the Notes to Consolidated Financial Statements and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies -- Estimates of Fair Value and - Comparison of Financial Condition at December 31, 2010 and December 31, 2009."

Sources of Funds

General.  Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

Deposits.  We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms.  Our deposits consist of savings and checking accounts, money market deposit accounts, NOW and demand accounts and certificates of deposit.  We solicit deposits primarily in our market areas and rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.  In addition, we solicit brokered deposits when terms and rates are more favorable than those in the markets we serve.  At December 31, 2010, we had $14.3 million in brokered deposits, of which $5.7 million were money market deposits from a broker/dealer, and $8.6 million were in certificates of deposit in the Certificate of Deposit Account Registry Service® or CDARS®.

The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition.  The variety of deposit accounts we offer has allowed us to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand.  We have become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious.  We try to manage the pricing of our deposits in keeping with our asset and liability management, liquidity and profitability objectives, subject to competitive factors.  Based on our experience, we believe that our deposits are relatively stable sources of funds.  Despite this stability, our ability to attract and maintain these deposits and the rates paid on them has been and will continue to be significantly affected by market conditions.

Under regulations of the Board of Governors of the Federal Reserve System, we are required to maintain noninterest-bearing reserves at specified levels against our transaction accounts, primarily checking and NOW accounts.  At December 31, 2010, HeritageBank was in compliance with these federal requirements and, as a result, would have been deemed to be in compliance with a similar reserve requirement under Georgia law.

The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Opening balance	$426,607	$338,546	$330,629
Net deposits and withdrawals	103,031	81,589	(1,126)
Interest credited	4,605	6,472	9,043

Ending balance	$534,243	$426,607	$338,546

Net increase	107,636	$88,061	$7,917

Percent increase	25.23%	26.01%	2.39%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2010.

	Maturity as of December 31, 2010
	Three Months or Less	Over Three to Six Months	Over Six to Twelve Months	Over Twelve Months	Total
	(Dollars in thousands)
Time deposits of less than $100,000	$16,936	$14,969	$26,609	$29,612	$88,126
Time deposits of $100,000 or more	12,823	13,038	27,177	27,876	80,914
Total time deposits	$29,759	$28,007	$53,786	$57,488	$169,040

The following tables set forth the average dollar amount of deposits in the various types of non-interest bearing and interest-bearing deposit programs we offered during the periods indicated and the average rate paid on the interest-bearing accounts.

	For the twelve months ended December 31,
	2010		2009		2008
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Non-interest bearing deposits	$41,446	N/A	$20,875	N/A	$18,473	N/A

Interest-bearing deposits:
Interest-bearing demand	$92,147	1.00%	$50,679	1.05%	$43,102	1.12%
Savings and money market	186,870	1.09	122,453	1.27	95,822	1.45
accounts
Retail time deposits	159,366	1.6	122,332	3.1	126,120	4.18
Wholesale time deposits	11,293	2.29	17,981	3.32	43,215	4.35
Total interest-bearing deposits	$449,676	1.28%	$303,445	2.09%	$308,259	2.93%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	December 31,
	2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total

	(Dollars in thousands)
Transaction and Savings Deposits:
Non-interest bearing demand	$44,769	8.38%	$28,882	6.77%	$19,100	5.64%
Interest bearing demand	109,329	20.46	67,321	15.78	46,169	13.64
Savings and money market	211,105	39.52	154,740	36.27	106,641	31.5
Total non-certificates	365,203	68.36	250,943	58.82	171,910	50.78
Certificates:
0.00-1.99%	85,326	15.97	77,824	18.27	1,186	0.35
2.00-3.99%	70,743	13.24	82,109	19.28	81,537	24.08
4.00-5.99%	12,586	2.36	14,636	3.43	83,540	24.68
6.00% and over	385	0.07	382	0.09	371	0.11
Total certificates	169,040	31.64	174,951	41.08	166,634	49.22

Total deposits	$534,243	100.00%	$425,894	100.00%	$338,544	100.00%

The following table shows rate and maturity information for our certificates of deposit at December 31, 2010.

	0.00-1.99%	2.00-3.99%	4.00-5.99%	6.00% and over	Total	Percent of Total
	(Dollars in thousands)
Certificates maturing in quarter ending:
March 31, 2011	$18,336	$9,840	$1,726	$-	$29,902	17.70%
June 30, 2011	19,813	6,561	1,959	-	28,333	16.76
September 30, 2011	20,709	8,129	1,590	385	30,813	18.23
December 31, 2011	16,857	4,719	930	-	22,506	13.31
March 31, 2012	2,103	4,954	421	-	7,478	4.42
June 30, 2012	2,958	2,550	698	-	6,206	3.67
September 30, 2012	1,759	3,438	793	-	5,990	3.54
December 31, 2012	2,788	2,059	527	-	5,374	3.18
March 31, 2013		2,654	165	-	2,819	1.67
June 30, 2013	1	2,754	378	-	3,133	1.85
September 30, 2013	2	4,909	1,504	-	6,415	3.79
December 31, 2013	-	3,891	666	-	4,557	2.70
Thereafter	-	14,285	1,229	-	15,514	9.18
Total	$85,326	$70,743	$12,586	$385	$169,040	100.00%

Percent of Total	50.47%	41.85%	7.45%	0.23%	100.00%

Borrowings.  Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds and can be invested at a positive interest rate spread, when we desire additional capacity to fund loan demand or when they meet our asset/liability management goals.  Since converting from a credit union in 2001, our borrowings have consisted of advances from the Federal Home Loan Bank of Atlanta, federal funds purchased and securities sold under repurchase agreements.  See item 8 - Notes 12 and Note 13 of the Notes to Consolidated Financial Statements.

We may obtain advances from the Federal Home Loan Bank of Atlanta upon the security of certain of our mortgage loans and mortgage-backed and other securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities and call features, and  all long-term advances are required to provide funds for residential home financing.  At December 31, 2010, we had $62.5 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $15.6 million from the Federal Home Loan Bank of Atlanta.

We have the ability to borrow from securities broker-dealers and customers by pledging investments.  These arrangements are known as securities sold under repurchase agreements.  These borrowings can be done on an overnight, short-term or long-term basis.  As of December 31, 2010, we had $30.1 million borrowed under long-term agreements with broker-dealers and $2.3 million borrowed under overnight agreements with customers.

We also have the ability to borrow up to $20.0 million from correspondent banks, pursuant to renewable lines of credit.  In addition, we also borrow from Chattahoochee Bank of Georgia on an overnight basis, depending on their liquidity needs.  At December 31, 2010, we had approximately $13,000 in federal funds purchased from that bank compared with $2.5 million at December 31, 2009.

HeritageBank is authorized to borrow from the Federal Reserve Bank of Atlanta's “discount window" after it has exhausted other reasonable alternative sources of funds, including Federal Home Loan Bank advances.

The following table sets forth the average and weighted average rate paid, period-end balance, maximum month-end balance and average balance of Federal Home Loan Bank advances for the periods indicated.

	At or For the Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Maximum Balance:
Federal Home Loan Bank advances	$62,500	$52,500	$88,000

Average Balance:
Federal Home Loan Bank advances	$42,983	$47,268	$60,800

Average interest rate paid during the period	3.70%	3.87%	4.09%

End of Period Balance:
Federal Home Loan Bank advances	$62,500	$42,500	$52,500

Weighted average interest rate of Federal Home Loan Bank advances	2.65%	3.68%	3.96%

The following table sets forth the maximum month-end balance and average balance of federal funds purchased and securities sold under repurchase agreements for the periods indicated.

	At or For the Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Maximum Balance:
Federal funds purchased and securities sold under repurchase agreements	$35,446	$53,279	$41,497

Average Balance:
Federal funds purchased and securities sold under repurchase agreements	$34,097	$40,112	$32,504

Average interest rate paid during the period	2.71%	1.23%	2.95%

End of Period Balance:
Federal funds purchased and securities sold under repurchase agreements	$32,421	$32,843	$41,497

Weighted average interest rate of Federal funds purchased and securities sold under repurchase agreements	2.98%	1.08%	1.91%

Subsidiary and Other Activities

HeritageBank is engaged in the sale of securities and insurance products to customers through an agreement with a third-party broker-dealer, at a location separate from any of our deposit-taking facilities.  During the years ended December 31, 2010 and 2009, we earned $1.1 million and $914,000, respectively, in gross fees and commissions from this activity.  This activity is conducted in accordance with applicable provisions of federal and state insurance and securities laws.

In 2008, Heritage acquired 4.9% of the outstanding shares of Chattahoochee Bank of Georgia, a de novo bank in Gainesville, Georgia, for approximately $1.0 million.  This investment provides us with the opportunity to further expand outside of southwest Georgia.  We also participate in loans generated by Chattahoochee Bank of Georgia that exceed its legal lending limits, allowing us to generate loan volume and exposure to the northeast Georgia market without incurring building and personnel costs.  O. Leonard Dorminey, our President and Chief Executive Officer, serves on the board of directors, executive committee and loan committee of Chattahoochee Bank of Georgia.  As of December 31, 2010, we had $2.0 million in loan participations with and $13,000 in federal funds purchased from Chattahoochee Bank of Georgia.

HeritageBank currently does not have any active subsidiaries.

Employees

At December 31, 2010, we had a total of 217 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

How We Are Regulated

Set forth below is a brief description of material information regarding certain laws and regulations that are and will be applicable to Heritage and HeritageBank.

Legislation is introduced from time to time in the United States Congress and Georgia General Assembly that may affect our operations.  In addition, the regulations governing Heritage and HeritageBank may be amended from time to time by the Georgia Department of Banking and Finance, the FDIC, the Office of Thrift Supervision, the Board of Governors of the Federal Reserve System or the SEC, as appropriate.  In addition, the regulations governing Heritage and HeritageBank may be amended from time to time.  The Dodd-Frank Wall Street Reform and Consumer Protection Act that was enacted on July 21, 2010, provides, among other things, for new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including Heritage and HeritageBank.  In addition, beginning in 2011, all financial institution holding companies, including Heritage, will be regulated by the Board of Governors of the Federal Reserve System, including imposing federal capital requirements similar to those imposed by Georgia and may result in additional restrictions on investments and other holding company activities.  The law also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial products and services market.  The creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, new regulations mandated by the law could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices and require holding companies to serve as a source of strength for their financial institution subsidiaries.  Effective July 21, 2011, financial institutions may pay interest on demand deposits, which could increase our interest expense.  We cannot determine the full impact of the new law on our business and operations at this time.  Any legislative or regulatory changes in the future could adversely affect our operations and financial condition.

The Georgia Department of Banking and Finance, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System and the Office of Thrift Supervision, as appropriate, have or will have extensive enforcement authority over Heritage and HeritageBank.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Federal Deposit Insurance Corporation.  Except under certain circumstances, public disclosure of formal enforcement actions by the Federal Deposit Insurance Corporation and Office of Thrift Supervision is required by law.

HeritageBank of the South.  HeritageBank, as a Georgia savings bank is subject to regulation and periodic examination by the Georgia Department of Banking and Finance and the Federal Deposit Insurance Corporation.  This regulation extends to all aspects of its operations.  HeritageBank is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to Heritage.  See "- Regulatory Capital Requirements" and "- Limitations on Dividends and Other Capital Distributions."  State and federal laws and regulations prescribe the investment and lending authority and activities of Georgia savings banks.  The Federal Deposit Insurance Corporation also insures the deposits of HeritageBank to the maximum extent permitted by law.  This regulation of HeritageBank is intended for the protection of depositors and the insurance of accounts fund and not for the purpose of protecting stockholders.

Georgia Regulation.  HeritageBank is subject to extensive regulation and supervision by the Georgia Department of Banking and Finance.  The Georgia Department of Banking and Finance regularly examines HeritageBank, often jointly with the Federal Deposit Insurance Corporation.  As a Georgia savings bank, HeritageBank is required to have no more than 50% of its assets in commercial real estate and business loans.  HeritageBank is in compliance with this requirement.  Our lending and investment authority and other activities are governed by Georgia law and regulations and policies of the Georgia Department of Banking and Finance.  We are subject to a statutory lending limit for aggregate loans to one person or a group of persons combined because of certain common interests.  That limit is 15% of our statutory capital base, except for loans fully secured by good collateral or ample security, which includes real estate with an independent appraisal, in which case that limit is increased to 25%.  Our statutory capital base consists of our stock, paid-in-capital and surplus, capital debt and appropriated retained earnings, which is that portion of our retained earnings designated by the board of directors as not available for dividends, reduced by intangible assets.  We have not appropriated any retained earnings.  Georgia law limits our ability to invest in real estate, including a limit on fixed assets of 60% of our statutory capital base, except for temporary grants of authority to exceed that limit granted by the Georgia Department of Banking and Finance.  We are in compliance with limitations on our fixed assets as of December 31, 2010.

Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation.  The Federal Deposit Insurance Corporation regularly examines HeritageBank and prepares reports for the consideration of its board of directors on any deficiencies that it may find in operations.  HeritageBank generally must notify or obtain the approval of the Federal Deposit Insurance Corporation if it or any of its subsidiaries intend to engage in activities not authorized for national banks.  The Federal Deposit Insurance Corporation has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits.  Any institution that fails to comply with these standards must submit a compliance plan.

HeritageBank’s deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation, and such insurance is backed by the full faith and credit of the United States Government.  Effective July 21, 2010, the basic deposit insurance is $250,000.  As insurer, the Federal Deposit Insurance Corporation imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by insured institutions.  Our deposit insurance premiums for the year ended December 31, 2010 were approximately $865,000.  Those premiums have increased in recent years and may continue to increase due to strains on the FDIC deposit insurance fund due to the cost of large bank failures and the increase in the number of troubled banks.

In accordance with the requirements in the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Federal Deposit Insurance Corporation has issued new regulations setting deposit insurance premium assessments effective April 1, 2011 and payable at the end of September 2011.  The new premiums are based on an institution's total assets minus its Tier 1 capital instead of its deposits.  The intent of the proposal at this time is not to substantially change the level of premiums paid notwithstanding the use of assets as the calculation base instead of deposits.  Under this proposal, the Bank’s premiums would be based on its same assignment under one of four risk categories based on capital, supervisory ratings and other factors; however, the premium rates for those risk categories would be revised to maintain similar premium levels under the new calculation as currently exist.

As a result of the decline in the reserve ratio (the ratio of the net worth of the deposit insurance fund to estimated insured deposits) and concerns about the expected failure costs and available liquid assets in the deposit insurance fund, the Federal Deposit Insurance Corporation required each insured institution to prepay on December 30, 2009, the estimated amount of its quarterly assessment for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on January 13, 2013, as applicable.  Collection of the prepayment does not preclude the Federal Deposit Insurance Corporation from changing assessment rates or revising the risk-based assessment in the future.  The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely.  The Federal Deposit Insurance Corporation estimates that the reserve ratio will reach the designated reserve ratio of 1.15% by 2017 as required by statute.

The Federal Deposit Insurance Corporation also may prohibit any insured institution from engaging in any activity that it determines by regulation or order to pose a serious risk to the deposit insurance fund.  The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against HeritageBank and may terminate our deposit insurance it if determines we have engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

Heritage Financial Group, Inc.  As the holding company of a Georgia savings bank, Heritage is subject to regulation and examination by the Georgia Department of Banking and Finance.  This state regulation includes the imposition of capital requirements and limits on dividend payments.  See "- Regulatory Capital Requirements" and "- Limitations on Dividends and Other Capital Distributions."  HeritageBank elected to be treated as a savings association for holding company purposes, so Heritage also is subject to regulation and examination by the Office of Thrift Supervision.

Regulation by the Office of Thrift Supervision.  Heritage is subject to regulation, supervision and examination by the Office of Thrift Supervision.  Applicable federal law and regulations limit the activities of Heritage and require the approval of the Office of Thrift Supervision for any acquisition or divestiture of a subsidiary, including another financial institution or holding company thereof.

Generally, transactions between HeritageBank and its affiliates are required to be on terms as favorable to the institution as transactions with non-affiliates, and certain of these transactions, such as loans to an affiliate, are restricted to a percentage of HeritageBank's capital.  In addition, HeritageBank may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates.  Heritage is an affiliate of HeritageBank.

Under federal law, if HeritageBank fails the qualified thrift lender test, Heritage must obtain the approval of the Office of Thrift Supervision prior to continuing, directly or through other subsidiaries, any business activity other than those approved for multiple savings association holding companies or their subsidiaries.  In addition, within one year of such failure, Heritage must register as, and will become subject to, the restrictions applicable to bank holding companies.  The qualified thrift lender test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.  Under either test, such assets primarily consist of residential housing related loans and investments.  At December 31, 2010, HeritageBank met the test.

Georgia Regulation.  The Georgia Department of Banking and Finance has supervisory and examination authority over Heritage.  Under this authority, there are limits on the amount of debt that can be incurred by the holding companies, and they must file periodic reports and annual registration forms.

Regulatory Capital Requirements.  Our federal and state regulators impose minimum capital requirements on us and the other entities they regulate.  They also may impose higher capital requirements on an individualized basis if they believe the financial institution or holding company is subject to excessive risk.

Regulatory Capital Requirements for HeritageBank of the South.  HeritageBank is required to maintain minimum levels of regulatory capital under regulations of the Federal Deposit Insurance Corporation and polices of the Georgia Department of Banking and Finance.  These regulations established two capital standards, a leverage capital requirement and a risk-based capital requirement.  The Federal Deposit Insurance Corporation also may impose capital requirements in excess of these standards on individual institutions on a case-by-case basis based on the particular circumstances or risk profile of the institution.  See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources” for information on the Bank’s compliance with these capital requirements.

The capital standards generally require Tier 1 capital equal to at least 4.0% of adjusted total.  Tier 1 capital generally consists of equity capital, with certain adjustments, including deducting most intangibles.  The Federal Deposit Insurance Corporation also requires HeritageBank to have Tier 1 capital of at least 4.0% of risk weighted-assets and total capital of at least 8.0% of risk-weighted assets.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset.   Total capital consists of Tier 1 capital, as defined above, and Tier 2 capital, which consists of certain permanent and maturing capital instruments that do not qualify as Tier 1 capital and of the allowance for possible loan and lease losses up to a maximum of 1.25% of risk-weighted assets.  Tier 2 capital may be used to satisfy these risk-based requirements only to the extent of Tier 1 capital.  The Federal Deposit Insurance Corporation is authorized to require HeritageBank to maintain an additional amount of total capital to account for concentration of credit risk, level of interest rate risk, equity investments in non-financial companies and the risk of non-traditional activities.

The Federal Deposit Insurance Corporation is authorized and, under certain circumstances, required to take certain actions against savings banks that fail to meet their capital requirements.  The Federal Deposit Insurance Corporation is generally required to take action to restrict the activities of an “undercapitalized institution," which is an institution with less than either a 4% leverage capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% total risk-based capital ratio.  Any such institution must submit a capital restoration plan and until such plan is approved by the Federal Deposit Insurance Corporation may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The Federal Deposit Insurance Corporation is authorized to impose the additional restrictions.

Any institution that fails to comply with its capital plan or has Tier 1 risk-based or leverage capital ratios of less than 3% or a total risk-based capital ratio of less than 6.0% is considered "significantly undercapitalized" and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution.  An institution with tangible equity to total assets of less than 2% is "critically undercapitalized" and becomes subject to further mandatory restrictions on it.  The Federal Deposit Insurance Corporation generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.  The imposition by the Federal Deposit Insurance Corporation of any of these measures on HeritageBank may have a substantial adverse effect on its operations and profitability.

The imposition by the Federal Deposit Insurance Corporation of any of these measures on HeritageBank may have a substantial adverse effect on our operations and profitability.

Georgia imposes a capital requirement based on the leverage capital requirement of the Federal Deposit Insurance Corporation.  A Georgia savings bank must have at least a 4.5% leverage capital ratio, though the Department of Banking and Finance can impose a higher requirement for the specific circumstances and risks of the institution.  Many banks are required to have a 5.5% ratio to address these specific circumstances and risks, and any bank with a less than 5.5% leverage capital ratio must submit a two-year capital plan with the Georgia Department of Banking and Finance.

Regulatory Capital Requirements for Heritage Financial Group, Inc.  Heritage is required to maintain a certain level of capital under a policy of the Georgia Department of Banking and Finance that imposes a Tier 1 capital to total assets capital ratio of 4%, or higher for holding companies engaged in more risky, non-financial businesses.  This level is based on the capital requirement imposed on bank holding companies by the Board of Governors of the Federal Reserve Systems and is similar to the Tier 1 leverage ratio imposed on HeritageBank.  If Heritage fails to meet this requirement, it must file a capital plan and focus on reducing its more risky operations, and it may be subject to an enforcement action, including a capital directive.

Limitations on Dividends and Other Capital Distributions

Unless it meets certain financial criteria, HeritageBank must obtain the prior written approval of the Georgia Department of Banking and Finance before paying any dividend to Heritage.  Those financial criteria are having: (1) classified assets of no more than 80% of Tier 1 capital plus an allowance for loan losses at the time of its last examination; (2) paid no more than 50% of last calendar year's net income in dividends in the current calendar year, and (3) a Tier 1 leverage capital ratio of at least 6%.  Georgia prohibits Heritage from paying a dividend if its debt to equity ratio is 30% or more or if it is not meeting its capital requirement.  In 2008 and 2009, HeritageBank requested and received approval from the Georgia Department of Banking and Finance to pay dividends in excess of 50% of last calendar year's net income.  Dividends paid by HeritageBank were $1.6 million in 2008 and $1.0 million in 2009.  No dividends were paid by HeritageBank in 2010.

As a subsidiary financial institution of a savings association holding company, any distributions of capital by HeritageBank, including dividends and stock redemptions or repurchases, are subject to regulation by the Office of Thrift Supervision.  HeritageBank must file a notice or application with the Office of Thrift Supervision before making any capital distribution.  Generally, after filing a notice with the Office of Thrift Supervision, HeritageBank may make capital distributions during any calendar year equal to up to 100% of net income for the year-to-date plus retained net income for the two preceding years, so long as it is well-capitalized after the distribution.  However, if it proposes to make a capital distribution when it does not meet its current minimum capital requirements (or will not following the proposed capital distribution) or that will exceed these net income limitations, it must obtain Office of Thrift Supervision approval prior to making such distribution. The Office of Thrift Supervision may object to any distribution based on safety and soundness concerns.  Because HeritageBank failed to make these filings in 2006 to 2009, the Office of Thrift Supervision has directed the Company to obtain the approval of the Office of Thrift Supervision before declaring any dividends.  We expect this requirement will apply to Heritage until it is rescinded by the Office of Thrift Supervision.

Federal Taxation

Heritage and HeritageBank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Heritage or HeritageBank.  Prior to June 2001, HeritageBank was a federal credit union and was not generally subject to corporate income tax.

Heritage will file a consolidated federal income tax return with HeritageBank commencing with the first taxable year after completion of the offering.  Accordingly, it is anticipated that any cash distributions made by Heritage to its stockholders would be considered to be taxable dividends and not as a nontaxable return of capital to stockholders for federal and state tax purposes.

Method of Accounting.  For federal income tax purposes, HeritageBank currently reports its income and expenses on the accrual method of accounting and uses a fiscal year ending on December 31 for filing its federal income tax return.

Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, called alternative minimum taxable income.  The alternative minimum tax is payable to the extent such alternative minimum taxable income is in excess of an exemption amount.  Net operating losses can offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  HeritageBank was subject to the alternative minimum tax in 2008 and has approximately $90,000 available as credits for carryover.

Net Operating Loss Carryovers.  A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after August 6, 1997.  At December 31, 2010, HeritageBank had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction.  Because it files a consolidated return with its wholly owned subsidiary, HeritageBank, dividends from HeritageBank are not included as income to Heritage.  The corporate dividends-received deduction is 100% or 80%, in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend.  Corporations that own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

State Taxation

Heritage and HeritageBank are subject to Georgia and Florida corporate income tax, which is assessed at the rate of 6%.  For this purpose, taxable income generally means federal taxable income subject to certain modifications provided for in Georgia and Florida law.  Heritage and HeritageBank also are subject to Georgia business occupation taxes computed on gross receipts after deducting exempt income and interest paid on deposits and other liabilities.  The tax rates assessed vary from one municipality to another.  The total occupation taxes paid in 2010 was approximately $146,000.

Item 1A.   Risk Factors

The United States economy remains weak and unemployment levels are high.  A prolonged economic downturn, especially one affecting our geographic market area, will adversely affect our business and financial results.

The United States experienced a severe economic recession in 2008 and 2009 and continued economic stagnation in 2010.  While economic growth has resumed recently, the rate of growth has been slow and unemployment remains at very high levels and is not expected to improve greatly in the near future.  Furthermore, our primary market areas in southern Georgia and northern and central Florida have experienced continued deterioration in economic growth and employment than the rest of the country.  Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak U.S. economy and high unemployment.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  The continuing real estate downturn also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans for many lenders.  Stock prices for financial institutions and their holding companies have declined substantially, and it is significantly more difficult for those entities to raise capital or borrow in the debt markets.

Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability.  Moreover, continued declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.

The recent economic recession has been severe in our primary market areas of southern Georgia and north central Florida, and, if those local economic conditions continue to deteriorate, our results of operations and financial condition could be impacted adversely as borrowers’ ability to repay loans declines and the value of the collateral securing loans decreases.

Substantially all of our loans are located in southern Georgia and north central Florida.  Our financial results may be affected adversely by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates that may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events.  Continued decreases in real estate values in our primary market areas could affect adversely the value of real property used as collateral for our mortgage loans.  As a result, the market value of the real estate underlying these loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans.  In the event that we are required to foreclose on a property securing a mortgage loan, we may not recover funds in an amount equal to the remaining loan balance.  Consequently, we would sustain loan losses and potentially incur a higher provision for loan loss expense, which would have an adverse impact on earnings.  In addition, adverse changes in the Georgia or Florida economy may have a negative effect on the ability of borrowers to make timely repayments of their loans, which would also have an adverse impact on earnings.

Unemployment levels in our Georgia and Florida market areas are higher than the national levels.  According to data published by the Bureau of Labor Statistics of the United States Department of Labor for December 2010, the national unemployment rate for the United States was 9.4% compared to an average of 10.2% for our Georgia market areas and an average of 11.6% for our Florida market areas.  Our two Florida market areas are expected to experience significantly smaller average population growth than they have experienced for the last decade.  From 2000 to 2010, these market areas experienced average population growth of 28.6%, but they are expected to experience average population on growth of only 8.6% over the next five years.  See “Business - Market Area.”

Our expansion efforts, particularly through new and acquired branches, may not be successful if we fail to manage our growth effectively.

A key component of our strategy to grow and improve profitability is to expand our branch network into communities within or adjacent to Georgia and Florida markets in which we currently conduct business.  In 2006, we expanded our branch network outside of southwest Georgia for the first time with two branches in Ocala, Florida.  In December 2009, we acquired a branch in Lake City, Florida in a private transaction and two branch offices in southeast Georgia in an FDIC-assisted transaction.  In May 2010, we acquired four branches in southeast Georgia and one in southwest Georgia in another private transaction.  In July 2010, we opened a de novo banking office in Valdosta, Georgia.  In February 2011, we acquired four branches east of Savannah, Georgia in an FDIC-assisted transaction.  We intend to continue to pursue a growth strategy for our business.  Operating branches outside of our original southwest Georgia market and beyond our current market areas, may subject us to additional risk, including the local risks related to the new market areas, management of employees from a distance, additional credit risks, logistical operational issues and management time constraints.

We regularly evaluate potential acquisitions and expansion opportunities, and, if appropriate opportunities present themselves, we expect to engage in selected acquisitions of financial institutions in the future, including FDIC-assisted transactions, branch acquisitions, or other business growth initiatives or undertakings.  There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.  While we believe we have the executive management resources and internal systems in place to successfully manage our future growth, we can provide no assurance that we will be able to manage the costs and implementation risks associated with this strategy so that expansion of our branch network will be profitable.  In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations.

We have engaged in two FDIC-assisted transactions and may engage in more such transactions in the future, which could present additional risks to our financial condition and earnings.

We have engaged in two FDIC-assisted acquisitions.  These acquisitions involve risks similar to acquiring existing banks, even though the FDIC might provide assistance to mitigate certain risks, such as sharing in exposure to loan losses and providing indemnification against certain liabilities of the failed institution.  As is typical in the acquisition of a failed financial institution, many of the loans acquired in these acquisitions were non-performing and had poor documentation, including a lack of current financial information on borrowers and of current evidence of collateral value.

 In December 2009, we acquired a failed bank in southeast Georgia in an FDIC-assisted transaction, including $37.5 million in loans.  This FDIC-assisted transaction did not involve a loss-share agreement pursuant to which the FDIC covers portions of the losses incurred or the assets acquired.  We did, however, receive a $15.0 million purchase discount paid by the FDIC.   The acquired loans had an average term of 1.96 years, mostly on longer amortization schedules and payments due less frequently than on a monthly basis.  These loans are carried on our books at fair value, based on an estimate of future cash flows, which we review and evaluate quarterly and, under GAAP.  Because of the condition and terms of these loans, the actual amount recognized by us on these assets could differ materially from this fair value, and we also anticipate incurring foreclosure and collection expenses on certain of these loans over the next five years, which will increase our non-interest expense.  Therefore, we may incur losses on this acquired loan portfolio.

In February 2011, we acquired another financial instituion in east Georgia with approximately $145 million in loans.  We entered into a loss-share agreement under which the FDIC will reimburse for 80% of the losses on covered loans and other real estate owned.  This loss-share agreement requires that we follow specific servicing and reporting procedures.  Failure to properly follow these procedures or other breach of the loss share agreement by HeritageBank could result in the loss of the FDIC reimbursement of losses on covered loans and other real estate owned, which could have a material negative effect on our financial condition and results of operations.

In the current economic environment, we expect to be presented with more opportunities to acquire the assets and liabilities of failed banks through FDIC-assisted transactions.  However, these acquisitions are structured in a manner that does not allow us the time normally associated with preparing for and evaluating an acquisition, including preparing for integration of an acquired institution.  Therefore, we may face additional risks, including, the loss of customers, strain on management resources related to collection and management of problem loans and problems related to integration of personnel and operating systems.  We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with FDIC-assisted transactions.  Our inability to overcome these risks could have an adverse effect on our ability to achieve our business strategy and maintain our market value and profitability.  Moreover, even though we are inclined to participate in an FDIC-assisted transaction, we can offer no assurances that we would be successful in acquiring the financial institution or assets that we are seeking.

Changes in national and local economic conditions could lead to higher than anticipated loan charge-offs on assets acquired in FDIC-assisted transactions.

The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio, and, consequently, reduce our net income, and may also increase the level of charge-offs on the loan portfolios that we have acquired such acquisitions and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

Although we have entered into a loss-share agreement with the FDIC providing that a significant portion of losses related to specified loan portfolios that we acquired in connection with our February 2011 FDIC-assisted transaction will be borne by the FDIC, we are not protected for all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss-share agreements have limited terms; therefore, any charge-off of related losses that we experience after the term of the loss-sharing agreements will not be reimbursable by the FDIC and will negatively impact our net income.

Purchased loans carry a greater level of risk than loans originated by us.

As of December 31, 2010, $73.5 million or 17.5% of our loan portfolio consisted of loans purchased by us through bank and branch acquisitions.  In addition, in February 2011, we acquired an additional $145.0 million in loans through our FDIC-assisted transactions.  These purchased loans include residential mortgage, commercial real estate, commercial business and consumer loans.  Although we have performed due diligence on these loans, they were not originated by us, and therefore may not conform to the same underwriting standards as loans originated by us.  In addition, these customers are not known to us, and we do not have a history of performance with these customers.  These loans may have delinquency or charge-off levels above those for loans originated by us.

Our loan portfolio possesses increased risk due to our percentage of commercial real estate and commercial business loans.

At December 31, 2010, 35.3% of our loan portfolio consisted of commercial real estate and commercial business loans to small and mid-sized businesses in our primary market areas, which are the types of businesses that have a heightened vulnerability to local economic conditions.  Over the last several years, we have increased this type of lending from 28.3% of our portfolio at December 31, 2005, in order to improve the yield on our assets.  At December 31, 2010, our loan portfolio included $97.5 million of commercial real estate loans and $50.2 million of commercial business compared to $38.0 million and $33.7 million, respectively, at December 31, 2005.  As a result, we have experienced an increase in non-performing commercial real estate and commercial business loans.  See Item 1 - Business - Asset Quality -- Non-Performing Assets.”  The credit risk related to these types of loans is considered to be greater than the risk related to one- to four-family residential loans because the repayment of commercial real estate loans and commercial business loans typically is dependent on the successful operation and income stream of the borrowers’ business and the real estate securing the loans as collateral, which can be significantly affected by economic conditions.  Additionally, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential real estate loans.  If loans that are collateralized by real estate become troubled and the value of the real estate has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could require us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Furthermore, as a result of our increasing emphasis on this type of lending, a large portion of our commercial real estate and commercial business loan portfolios is relatively unseasoned.  As a result, we may not have enough payment history upon which to judge future collectibility or to predict the future performance of this part of our loan portfolio.  These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

Several of our commercial borrowers have more than one commercial real estate or business loan outstanding with us.  Consequently, an adverse development with respect to one loan or one credit relationship can expose us to significantly greater risk of loss compared to an adverse development with respect to any one- to four-family residential mortgage loan.  Finally, if we foreclose on a commercial real estate loan, our holding period for the collateral, if any, typically is longer than for one- to four-family residential property because there are fewer potential purchasers of the collateral.  Since we plan to continue to increase our originations of these loans, it may be necessary to increase the level of our allowance for loan losses due to the increased risk characteristics associated with these types of loans.  Any increase to our allowance for loan losses would adversely affect our earnings.  Any delinquent payments or the failure to repay these loans would hurt our earnings.

Our consumer loan portfolio possesses increased risk.

Our consumer loans accounted for approximately $41.9 million, or 10.0%, of our total loan portfolio as of December 31, 2010, of which $16.4 million consisted of automobile loans and $16.6 million consisted of home equity lines of credit.  Generally, we consider these types of loans to involve a higher degree of risk compared to first mortgage loans on one- to four-family, owner-occupied residential properties, particularly in the case of loans that are secured by rapidly depreciable assets, such as automobiles.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  Because our indirect automobile loans, which totaled $8.7 million at December 31, 2010, were originated through a third party and not directly by us, they present greater risks than other types of lending activities.  As a result of this portfolio of consumer loans, it may become necessary to increase the level of our provision for loan losses, which could hurt our profits.

Our business may be affected adversely by credit risk associated with residential property.

As of December 31, 2010, residential mortgage loans, including home equity loans and lines of credit, totaled $127.6 million, or 30.45%, of total loans.  This type of lending is generally sensitive to regional and local economic conditions that may significantly affect the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict.  The decline in residential real estate values resulting from the downturn in local housing markets has reduced the value of the real estate collateral securing the majority of our loans and has increased the risk that we would incur losses if borrowers default on their loans.  In addition, borrowers seeking to sell their homes may find that they cannot sell their properties for an amount equal to or greater than the unpaid principal balance of their loans.  Continued declines in both the volume of real estate sales and sales prices, coupled with high levels and increases in unemployment, may result in higher loan delinquencies or problem assets, a decline in demand for our products and services or a decrease in our deposits.  These potential negative events may cause us to incur losses, which would adversely affect our capital and liquidity and could damage our financial condition and business operations.  These declines may have a greater impact on our earnings and capital than on the earnings and capital of financial institutions that have more diversified loan portfolios.

We are subject to credit risks in connection with the concentration of adjustable rate loans in our portfolio.

Adjustable rate loans made up 24.1% of our loan portfolio at December 31, 2010.  Borrowers with adjustable rate loans are exposed to increased monthly payments when the related interest rate adjusts upward under the terms of the loan to the rate computed in accordance with the applicable index and margin.  Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable-rate loans, increasing the possibility of default.  Borrowers seeking to avoid these increased monthly payments by refinancing their loans may no longer be able to find available replacement loans at comparably lower interest rates.  In addition, declining housing prices may prevent refinancing or a sale of the home, because borrowers have insufficient equity in their homes.  These events, alone or in combination, may contribute to higher delinquency rates and negatively impact our earnings.

If our non-performing assets increase, our earnings will suffer.

At December 31, 2010, our non-performing assets (which consist of non-accrual loans, loans 90 days or more delinquent, non-perfoming troubled debt restructurings and foreclosed real estate assets) totaled $13.6 million, which was a increase of $3.3 million or 32.0% over non-performing assets at December 31, 2009.  Our non-performing assets adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or real estate owned.  We must reserve for estimated credit losses, which are established through a current period charge to the provision for loan losses, and from time to time, if appropriate, we must write down the value of properties in our other real estate owned portfolio to reflect changing market values.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs including taxes, insurance and maintenance related to our other real estate owned.  Further, the resolution of non-performing assets requires the active involvement of management, potentially distracting them from the overall supervision of our operations and other income-producing activities.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance.  Additions to our allowance decrease our net income.  Our allowance for loan losses was 1.93% of gross loans and 81.47% of non-performing loans at December 31, 2010, compared to 1.81% of gross loans and 71.61% of non-performing loans at December 31, 2009.  Our allowance for loan losses, excluding purchased loans, was 2.34% of gross loans and 100.06% of non-performing loans at December 31, 2010.

Our emphasis on originating commercial and one- to four- family real estate and commercial business loans is one of the more significant factors in evaluating the allowance for loan losses.  As we continue to increase our originations of these loans, increased provisions for loan losses may be necessary, resulting in decreased earnings.

Our regulators and external auditor periodically review our allowance for loan losses and may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their review.  These increases in our allowance for loan losses or loan charge-offs may have a material adverse effect on our financial condition and results of operations.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

HeritageBank is subject to extensive regulation, supervision and examination by the Georgia Department of Banking and Finance and the Federal Deposit Insurance Corporation.  These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed.  Because our business is highly regulated, the laws and applicable regulations are subject to frequent change.  Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations or legislation or additional deposit insurance premiums could have a material impact on our operations.  In addition, Heritage is subject to regulation, supervision and examination by the Georgia Department of Banking and Finance and the Office of Thrift Supervision.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act provides for the creation of a consumer protection division at the Board of Governors of the Federal Reserve System that will have broad authority to issue regulations governing the services and products we provide consumers.  This additional regulation could increase our compliance costs and otherwise adversely impact our operations.  That legislation also contains provisions that, over time, could result in higher regulatory capital requirements and loan loss provisions for Heritage and HeritageBank and may increase interest expense due to the ability in July 2011 to pay interest on all demand deposits.  In addition, there have been proposals made by members of Congress and others that would reduce the amount delinquent borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral.  Recent regulatory changes impose limits on our ability to charge overdraft fees, which may decrease our non-interest income as compared to more recent prior periods.  The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards.  See “How We Are Regulated.”

In this recent economic downturn, federal and state banking regulators have been active in responding to concerns and trends identified in examinations and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements.  Bank regulatory agencies, such as the Georgia Department of Banking and Finance and the Federal Deposit Insurance Corporation, govern the activities in which HeritageBank may engage, primarily for the protection of depositors and not for the protection or benefit of potential investors.  In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business and otherwise affect our operations.  New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs and profitability.  For example, recent legislative proposals require changes to our overdraft protection programs that decrease the amount of fees we receive for these services.  For the year ended December 31, 2010, overdraft protection and nonsufficient fund fees totaled $3.5 million.  Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

Changes in interest rates could adversely affect our results of operations and financial condition.

Our results of operations and financial condition are affected significantly by changes in interest rates.  Our results of operations depend substantially on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.  Because interest-bearing liabilities generally reprice or mature more quickly than interest-earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income.

Changes in interest rates also may affect the average life of loans and mortgage-related securities.  Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs.  Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.  Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable-rate loans.  Also, increases in interest rates may extend the life of fixed-rate assets, which would limit the funds we have available to reinvest in higher-yielding alternatives, and may result in customers withdrawing certificates of deposit early so long as the early withdrawal penalty is less than the interest they could receive as a result of the higher interest rates.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2010, the fair value of our portfolio of available-for-sale securities totaled $238.4 million.  Gross unrealized gains on these securities totaled $1.1 million, while gross unrealized losses on these securities totaled $4.2 million, resulting in a net unrealized loss of $3.1 million at December 31, 2010.

At December 31, 2010, the Company’s internal simulation model indicated that our net portfolio value would decrease by 9.0% if there was an instantaneous parallel 200 basis point increase in market interest rates.  See the Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management.

Our strategies to modify our interest rate risk profile may be difficult to implement.

Our asset/liability management strategies are designed to decrease our interest rate risk sensitivity.  One such strategy is increasing the amount of adjustable rate and/or short-term assets.  HeritageBank offers adjustable rate loan products as a means to achieve this strategy.  The availability of lower rates on fixed-rate loans would generally create a decrease in borrower demand for adjustable rate assets.  Additionally, these adjustable-rate assets may prepay.  At December 31, 2010, 24.09% of our loan portfolio consisted of adjustable-rate loans, compared to 34.1% at December 31, 2009.

We also are managing our liabilities to moderate our interest rate risk sensitivity.  Customer demand is primarily for short-term certificates of deposit.  Using short-term liabilities to fund long-term, fixed-rate assets will increase the interest rate sensitivity of any financial institution.  We are utilizing Federal Home Loan Bank advances and repurchase agreements to mitigate the impact of customer demand by lengthening the maturities of these advances or entering into longer term repurchase agreements, depending on liquidity or investment opportunities.

Federal Home Loan Bank advances and repurchase agreements are entered into as liquidity is needed or to fund assets that provide for a spread considered sufficient by management.  If we are unable to originate adjustable rate assets at favorable rates or fund loan originations or securities purchases with long-term advances or structured borrowings, we may have difficulty executing this asset/liability management strategy and/or it may result in a reduction in profitability.

A tightening of credit markets and liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business.  A tightening of the credit markets and the inability to obtain adequate funding to replace deposits and fund continued loan growth may affect asset growth, our earnings capability and capital levels negatively. We rely on a number of different sources in order to meet our potential liquidity demands.  Our primary sources of liquidity are increases in deposit accounts, including brokered deposits, as well as cash flows from loan payments and our securities portfolio.  Borrowings, especially from the Federal Home Loan Bank and repurchase agreements, also provide us with a source of funds to meet liquidity demands.  An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general.  Factors that could detrimentally impact our access to liquidity sources include adverse regulatory action against us or a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated.  Our ability to borrow also could be impaired by factors that are not specific to us, such as a disruption in the financial markets, negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations or continued deterioration in credit markets.

Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates, which may have an adverse effect on our financial condition.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings.  Fluctuations in market value may be caused by decreases in interest rates, lower market prices for securities and limited investor demand.  Our securities portfolio is evaluated for other-than-temporary impairment on at least a quarterly basis.  If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur.  Changes in interest rates can have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.  We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes.  At December 31, 2010, the change in net unrealized losses on securities available for sale from the level at December 31, 2009 was an increase of $2.0 million.

Higher Federal Deposit Insurance Corporation insurance premiums and special assessments will adversely affect our earnings.

In accordance with the Dodd-Frank Act, the Federal Deposit Insurance Corporation has adopted a new deposit insurance premium assessment system to be effective April 1, 2011, in which assessments are calculated based on all liabilities, not just deposits at assessment rates that are intended to keep current levels of assessments substantially the same.  To the extent we increase our non-deposit liabilities or are determined to bear certain additional risk to the deposit insurance fund.  Future increases in our assessment rate or levels or any special assessments would decrease our earnings.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry is intense.  We compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, securities brokers and investment banking firms operating locally and elsewhere.  Because of the many recent bank failures in Georgia and Florida, a number of new competitors that have acquired failed banks have entered our primary market areas.  Many of our competitors have substantially greater resources and lending limits than we have, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide.  In addition, larger competitors may be able to price loans and deposits more aggressively than we do.  Our profitability depends upon our continued ability to successfully compete in our market area.  The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest earning assets.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems.  Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers.  Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations.  Computer break-ins, phishing and other disruptions could jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and cause existing and potential customers to refrain from doing business with us.  Although we, with the help of third-party service providers, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful.  In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data.  A failure of such security measures could have a material adverse effect on our reputation, financial condition and results of operations.

The ownership interest of management and employees could enable insiders to prevent a merger that may provide stockholders a premium for their shares.

Our directors and executive officers own 374,718 shares, or 4.3%, of the Company’s common stock and options for an additional 247,704 shares.  In addition, our employee stock ownership plan owns 8.0% of the outstanding shares of Heritage common stock.  We intend to ask stockholders to approve a new stock option and restricted stock plan for up to 573,481 shares at our 2011 annual meeting. Additional stock options and shares of common stock may be granted to our directors and employees if this stock-based incentive plan is adopted.  This may result in management, directors and employees controlling a significant percentage of shares of Heritage common stock.  If these individuals were to act together, they could have significant influence over the outcome of any stockholder vote.  This voting power may discourage a potential sale of Heritage that its public stockholders may desire.

The implementation of the stock-based incentive plan may dilute your ownership interest.

We intend to adopt a new stock-based incentive plan following the offering, subject to receipt of stockholder approval.  Historically, the overwhelming majority of stock-based benefit plans adopted by savings institutions and their holding companies following mutual-to-stock conversions have been approved by stockholders.  This stock-based incentive plan may be funded either through open market purchases or from the issuance of authorized but unissued shares of common stock of Heritage.  While our intention is to fund this plan through open market purchases, stockholders would experience a 6.2% reduction in ownership interest in the event 573,481 newly issued shares of our common stock are used to fund stock options and shares of restricted common stock under the new plan.

Additional expenses from the compensation and benefit expenses associated with the implementation of any new stock-based incentive benefit plan will affect our profitability adversely.

If the new stock-based incentive plan is implemented, our non-interest expenses are likely to increase as we will recognize additional annual employee compensation and benefit expenses related to the shares granted to employees, executives and directors under our stock-based incentive plan.  We cannot predict the actual amount of these new stock-related compensation and benefit expenses because applicable accounting practices require that expenses be based on the fair market value of the shares of common stock at specific points in the future; however, we expect them to be material.  In addition, we will recognize expense for our employee stock ownership plan when shares are committed to be released to participants’ accounts (i.e., as the loan used to acquire these shares is repaid), and we will recognize expense for restricted stock awards and stock options over the vesting period of awards made to recipients.

Various factors may make takeover attempts more difficult to achieve.

Our Board of Directors has no current intention to sell control of Heritage.  Provisions of our articles of incorporation and bylaws, federal regulations, Georgia and Maryland law and various other factors may make it more difficult for companies or persons to acquire control of Heritage without the consent of our Board of Directors.  You may want a takeover attempt to succeed because, for example, a potential acquiror could offer a premium over the then-prevailing market price of our common stock.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Description of Properties

At December 31, 2010, we had 15 full-service offices owned by HeritageBank and one leased office.  In 2010, we opened two mortgage loan production offices. We also have begun the construction of a full service office in Lee County, Georgia, which we anticipate opening in 2011. In February 2011, we acquired four new full-service offices through our purchase of a failed bank in southeast Georgia, east of Savannah, through an FDIC-assisted transaction.  We will have the option to purchase the properties at their appraised value from FDIC during the second quarter of 2011.  We have one leased facility in the north central Florida market that served as our first office in that market.  We no longer operate a full-service branch in this location, but still maintain an automated teller machine at the location.  At December 31, 2010, one of our branch locations was held for sale.  We operate a full service branch at this location; however, we have excess office space at this location that we no longer use.  When this location is sold, we plan to leaseback the portion of the building needed for our branch or relocate by purchasing or leasing office space in the area.  For more information on our fixed assets, see Note 6 to the Notes to Consolidated Financial Statements in Item 7.

Location	Owned or Leased	Net Book Value at December 31, 2010
		(In thousands)
MAIN OFFICE:
721 North Westover Boulevard
Albany, GA 31721	Owned	$4,497

GEORGIA BRANCH OFFICES:
Downtown(1)
310 West Oglethorpe Boulevard
Albany, GA 31701	Owned	1,080
East Albany
200 Loftus Drive
Albany GA 31705	Owned	663
Slappey
2801 North Slappey Boulevard
Albany, GA 31707	Owned	421
Sylvester
504 North Main Street
Sylvester, GA 31791	Owned	736
Reidsville
104 North Main Street
Reidsville, Georgia 30453	Owned	990
Collins
204 SW Main Street
Collins, Georgia 30421	Owned	123
Adel
301 W. Fourth Street
Adel, Georgia 31620	Owned	1,169
Baxley
198 East Parker Street
Baxley, Georgia 31513	Owned	305
Hazlehurst
22 East Jarman Street
Hazlehurst, Georgia 31539	Owned	232
Statesboro - Main Street
335 South Main Street
Statesboro, Georgia 30458	Owned	1,184
Statesboro - Northside Drive
726 Northside Drive
Statesboro, Georgia 30458	Owned	444
Valdosta (3)
103 Roosevelt Drive
Valdosta, Georgia 31602	Leased	-
Valdosta Loan Production Office
2935 North Ashley Street
Valdosta, Georgia 30253	Leased	-
McDonough Loan Production Office
2220 Keys Ferry Court
McDonough, Georgia 30253	Leased	-

FLORIDA BRANCH OFFICES:
Ocala-Heath Brook
4726 SW College Road
Ocala, Florida 34474	Owned	3,146
Ocala-Boulevard(2)
1409 East Silver Springs Boulevard
Ocala, Florida 34470	Owned	1,880
Lake City
463 West Duval Street
Lake City, FL 32055	Owned	532
____________________

(1)	This branch location is held for sale and its carrying value has been adjusted downward to reflect the anticipated sale proceeds.
(2)
The ground at this location is subject to a land lease that expires in 2072 and carries monthly rent of $1,100.  The building at this location is owned by HeritageBank, and the net book value reflects the carrying value for the building.

(3)	This branch location is subject to a lease that expires in June 2011 and carries a monthly rent of $3,500.

Item 3.   Legal Proceedings

In the opinion of management, the Company is not a party to any pending claims or lawsuits that are expected to have a material effect on the Company's financial condition or results of operations.  Periodically, there have been various claims and lawsuits involving the Company mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business.  Aside from such pending claims and lawsuits, which are incident to the conduct of the Company's ordinary business, the Company is not a party to any material pending legal proceedings that would have a material effect on the financial condition or operations of the Company.

Item 4.   (Removed and Reserved)
PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq Global Market under the symbol “HBOS.”  Those shares began trading on November 30, 2010.  Prior to that date, the shares of common stock of the Predecessor) also traded on that market under the same symbol.  As of December 31, 2010, the Company estimates that it had approximately 2,250 stockholders, including approximately 1,125 beneficial owners holding shares in nominee or “street” name.

The following table sets forth the high and low prices of the shares of common stock of the Company and cash dividends paid to public stockholders, adjusted to reflect the 0.8377 exchange ratio in the second-step conversion.

	High	Low	Dividends Paid Per Share(1)

2010
Fourth quarter (10/01/10 through 12/31/10)	$12.75	$9.32	$0.11
Third quarter (07/01/2010 through 09/30/2010)	14.07	9.53	0.11
Second quarter (04/01/2010-06/30/2010)	15.52	12.92	0.11
First quarter (01/01/2010-03/31/2010)	14.55	9.26	0.11

2009
Fourth quarter (10/1/2009 – 12/31/2009)	$10.55	$7.91	$0.10
Third quarter (07/01/2009 – 09/30/2009)	12.88	9.28	0.10
Second quarter (04/01/2009 – 06/30/2009)	11.97	7.46	0.10
First quarter (01/01/2009 – 03/31/2009)	10.74	6.06	0.10

2008
Fourth quarter (10/01/2008 – 12/31/2008)	$13.13	$9.85	$0.08
Third quarter (07/01/2008 – 09/30/2008)	14.32	9.73	0.08
Second quarter (04/01/2008 – 06/30/2008)	14.92	13.13	0.08
First quarter (01/01/2008 – 03/31/2008)	15.51	12.96	0.08
________________ 1. All dividends paid by the Predecessor were paid to all stockholders, except Heritage MHC, which waived the dividend.

The Company intends to pay cash dividends on a quarterly basis at a reduced amount per share from that paid by its predecessor.  The dividend rate and the continued payment of dividends also will depend on a number of factors, including our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions.  No assurance can be given that we will continue to pay dividends or that they will not be reduced or eliminated in the future.

The Company set a new quarterly dividend rate for 2011 following the completion of the conversion and offering in the fourth quarter of 2010.  The Company expects to pay out dividends equivalent to the total amount paid in previous quarters. On February 24, 2011, the Company declared a cash dividend of $0.03 per share.

The Company’s ability to pay dividends will depend on net proceeds of the offering retained by us and earnings thereon, as well as dividends from HeritageBank.  Under the rules of the Office of Thrift Supervision, the Company will not be permitted to pay dividends on its common stock if its stockholders’ equity would be reduced below the amount of the liquidation account established in connection with the conversion.  Similarly, HeritageBank will not be permitted to pay dividends to the Company, its sole stockholder, if HeritageBank’s stockholder’s equity would be reduced below the amount of the liquidation account established in connection with the conversion.  In addition, HeritageBank will not be permitted to make a capital distribution if, after making such distribution, capital would be below regulatory capital guidelines or if it does not receive Office of Thrift Supervision authorization to pay the dividend.  Georgia law and regulations imposes limits on dividend payments by HeritageBank and certain levels of dividends require the prior approval of the Georgia Department of Banking and Finance.

Maryland law generally limits dividends by Heritage to an amount equal to the excess of our capital surplus over payments that would be owed upon dissolution to stockholders whose preferential rights upon dissolution are superior to those receiving the dividend, and to an amount that would not make us insolvent.  The Office of Thrift Supervision has directed Heritage to obtain the agency’s approval before declaring or paying any cash dividend by submitting 30-days notice.  We expect this requirement will apply to Heritage until it is rescinded by the Office of Thrift Supervision.  Finally, pursuant to Office of Thrift Supervision regulations, during the three-year period following the conversion, we will not take any action to declare an extraordinary dividend to stockholders that would be treated by recipients as a tax-free return of capital for federal income tax purposes.

The Company has an equity incentive plan providing for the issuance of stock options, restricted stock and stock appreciation rights.  This plan was adopted by the Predecessor effective May 17, 2006.  The following table includes certain information with respect to awards under this equity incentive plan as of December 31, 2010, adjusted to reflect the 0.8377 exchange ratio in the second-step conversion:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	416,791	$14.90	36,446
Equity compensation plans not approved by security holders	-	-	-

Total	416,791	$14.90	36,446

On December 16, 2008, the Company announced that its Board of Directors had authorized the repurchase of up to 250,000 shares, or approximately 10% of its then outstanding publicly held shares of common stock. This program was set to expire in December 2009.  On December 19, 2009, the Company extended this repurchase authorization until December 2010.  As of March 31, 2010, the Company has purchased 76,026 shares at a weighted average price of $8.33 per share for a total of $633,000 under this plan.  Because the stock conversion plan was adopted in March 2010, the Board announced a termination of the repurchase plan, and there were no stock repurchases after March 31. 2010.  Office of Thrift Supervision regulations do not permit us to repurchase our shares until after November 30, 2011, except to fund the grants of restricted stock under the stock-based incentive plan or under extraordinary circumstances.

Item 6.  Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA OF
HERITAGE FINANCIAL GROUP, INC. AND ITS SUBSIDIARY

The summary financial information presented below is derived in part from the consolidated financial statements of Heritage and its subsidiary.  The information at December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 is derived in part from the audited consolidated financial statements of Heritage that are included in Item 8.  The information at December 31, 2007 and 2006, and for the years ended December 31, 2007 and 2006, is derived in part from audited consolidated financial statements that are not included in this Form 10-K.  However, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of the operations for the unaudited periods have been made.  The following information is only a summary, and you should read it in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements.”

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Selected Financial Condition Data:

Total assets	$755,436	$571,948	$502,058	$468,672	$413,330
Loans, net	410,896	328,078	297,537	300,257	272,700
Securities available for sale,at fair value:
U.S. government and agency securities and U.S. Treasury Securities	89,032	30,462	21,165	14,996	29,439
Corporate and other debt securities	1,700	1,910	1,789	3,854	4,106
Mortgage-backed securities	128,143	58,410	65,408	55,598	28,044
State and municipal	19,160	29,122	27,511	31,878	16,316
Equity and other investments	342	621	268	1,540	6,667
Federal Home Loan Bank stock, at cost	3,703	3,253	3,186	2,970	2,499
Other equity securities, at cost	1,010	1,010	1,010	-	-
Deposits	534,243	426,607	338,546	330,629	299,189
Federal Home Loan Bank advances	62,500	42,500	52,500	50,000	40,000
Federal funds purchased and securities sold under repurchase agreements	32,421	32,843	41,497	15,288	5,531
Stockholders’ equity	119,340	60,817	62,213	65,592	62,808

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Selected Operations Data:

Total interest income	$28,439	$23,401	$27,195	$27,997	$22,609
Total interest expense	8,274	8,794	12,494	13,462	8,377
Net interest income	20,165	14,607	14,701	14,535	14,232
Provision for loan losses	5,500	7,500	3,350	1,178	695
Net interest income after provision for loan losses	14,665	7,107	11,351	13,357	13,537
Fees and service charges	6,177	4,953	5,245	5,129	4,121
Impairment loss on securities	-	-	(3,119)	-	-
Gain (loss) on sales of investment securities	294	909	235	(355)	(59)
Life insurance proceeds	916	-	-	-	-
Bargain purchase gain	2,722	-	-	-	-
Other noninterest income	2,375	1,925	2,227	1,916	1,548
Total noninterest income	12,484	7,787	4,588	6,690	5,610
Total noninterest expense	26,050	18,271	17,429	17,976	16,060
Income before tax (benefit)	1,099	(3,377)	(1,490)	2,071	3,086
Income tax provision (benefit)	(307)	(1,724)	(1,228)	(850)	732
Net income (loss)	$1,406	$(1,653)	$(262)	$2,921	$2,354

	Year Ended December 31,
	2010	2009	2008	2007	2006
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.22%	(0.34%)	(0.05%)	0.66%	0.63%
Return on average equity	2.09%	(2.62%)	(0.41%)	4.55%	3.44%
Dividend payout ratio		NM	NM	26.12%	28.64%
Net interest spread	3.55%	3.31%	3.16%	3.22%	3.50%
Net interest margin	3.66%	3.49%	3.45%	3.70%	4.19%
Operating expense to average total assets(1)	4.04%	3.72%	3.55%	4.05%	4.29%
Average interest-earning assets to average interest-bearing liabilities	107.36%	108.97%	110.34%	114.66%	116.64%
Efficiency ratio	79.79%	81.59%	90.36%	84.69%	80.94%
Total loans to total deposits	78.43%	78.32%	89.35%	92.15%	92.51%

Asset Quality Ratios:
Nonperforming assets to total assets at end of period(1)	1.83%	1.81%	1.87%	0.76%	0.14%
Nonperforming assets to total assets at end of period, excluding purchased loans	1.53%	1.47%	1.87%	0.76%	0.14%
Nonperforming assets and troubled debt restructurings to total assets at end of period(1)	2.67%	2.35%	1.87%	0.76%	0.14%
Nonperforming assets and troubled debt restructurings to total assets at end of period, excluding purchased loans	2.65%	2.03%	1.87%	0.76%	0.14%
Nonperforming loans to total loans(1)	2.37%	2.53%	2.41%	1.05%	0.09%
Nonperforming loans to total loans, excluding purchased loans	2.34%	2.42%	2.41%	1.05%	0.09%
Nonperforming loans and troubled debt restructurings to total loans(1)	3.94%	3.48%	2.41%	1.05%	0.09%
Nonperforming loans and troubled debt restructurings to total loans, excluding purchased loans	4.24%	3.49%	2.41%	1.05%	0.09%
Allowance for loan losses to non-performing loans(1)	81.47%	71.61%	67.99%	137.49%	1,582.00%
Allowance for loan losses to non-performing loans, excluding purchased loans	100.06%	83.74%	67.99%	137.49%	1,582.00%
Allowance for loan losses to total loans	1.93%	1.81%	1.64%	1.45%	1.47%
Allowance for loan losses to total loans, excluding purchased loans	2.34%	2.07%	1.64%	1.45%	1.47%
Net charge offs to average loans outstanding(1)	0.91%	2.13%	1.58%	0.29%	0.09%
Net charge offs to average loans outstanding, excluding purchased loans(1)	1.09%	7.70%	1.58%	0.29%	0.09%

Capital Ratios:
Tangible equity to total assets at end of period	15.41%	10.36%	12.19%	13.78%	14.95%
Equity to total assets at end of period	15.80%	10.63%	12.39%	14.00%	15.22%
Average equity to average assets	10.46%	12.84%	13.05%	14.47%	18.29%

Common Share Data and Other Ratios:
Gross shares outstanding at year-end(3)	8,710,511	9,595,303	9,593,628	9,586,406	9,590,957
Less treasury stock(3)	-	883,843	832,253	515,967	465,039
Net shares outstanding at year-end(3)	8,710,511	8,711,460	8,761,375	9,070,439	9,125,918
Shares owned by Heritage, MHC(2) (3)	-	6,591,756	6,591,756	6,591,756	6,591,756
Public shares outstanding(3)	8,710,511	2,119,704	2,169,619	2,478,683	2,534,162
Unearned ESOP shares(3)	492,320	203,045	239,963	276,880	313,798

Book value per share(3)	$14.52	$7.14	$7.30	$7.46	$7.13
Tangible book value per share(3)	$14.17	$6.96	$7.18	$7.35	$7.01
Basic income (loss) per share(3)	$0.17	$(0.20)	$(0.03)	$0.34	$0.26
Diluted income (loss) per share(3)	$0.17	$(0.20)	$(0.03)	$0.34	$0.26

Cash dividends paid on public shares outstanding	$690,125	$720,775	$786,914	$762,971	$673,936
Cash dividends paid to Heritage MHC(2)	30,600	-	-	42,900	-
Cash dividends waived by Heritage MHC	2,802,195	2,518,040	2,203,285	1,845,630	1,573,775
Pro forma cash dividends that would have been paid without waiver(2)(3)	$3,522,920	$3,238,765	$2,990,199	$2,651,501	$2,247,711
Cash dividends per share (excluding shares held by Heritag MHC)(2)(3)	$0.43	$0.32	$0.33	$0.29	$0.24
Pro forma cash dividends per share (on all outstanding share with no waiver by Heritage MHC) (3)	$0.08	$0.08	$0.07	$0.08	$0.07

Other Data:
Number of full-service offices	16	10	8	7	6

________________
1. Purchased loans are recorded in our assets at a discount from the contractual principal value. See Note 2 of the Notes to Consolidated Financial Statements in Item 8. These purchased loans are included in nonperforming loans in the amount of their contractual principal balances when they reach 90 days past due or greater. As of December 31, 2010 and 2009, respectively, $1.9 million and $1.2 million in purchased loans were included in nonperforming loans. We had no purchased loans for the other periods presented.
2. Effective November 30, 2010, Heritage MHC was eliminated in the second-step conversion, and all dividends declared from that date will be paid to all stockholders.
3. All prior year common share data and per share calculations have been adjusted to reflect the 0.8377 share exchange.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

Heritage Financial Group, Inc. (“Heritage” or the “Company”) is a Maryland corporation that was organized in 2010 to become the holding company of HeritageBank after the completion of the second-step conversion and related public offering.  In that conversion, Heritage succeeded to all of the business and operations of Heritage Financial Group and Heritage MHC, which merged into the Company.  The Company completed the public offering on November 30, 2010.  It sold 6,591,756 shares of common stock for $10.00 per share, and its employee stock ownership plan purchased 327,677 of those shares with the proceeds of a loan from the Company.  The Company also issued 2,188,884 shares in a stock exchange based on 0.8377 exchange ratio for each outstanding share of Heritage Financial Group.  The Company received net proceeds of $61.4 million in the public offering, 50% of which was contributed to the Heritage Bank and $3.3 million of which was lent to the ESOP for its purchase of shares in the offering.  At December 31, 2010, the Company had 8,710,511 outstanding shares.  Its stock trades on the Nasdaq Global Market under the symbol “HBOS.”

The principal business of Heritage is operating its wholly owned subsidiary, HeritageBank.  On an unconsolidated basis, Heritage has no significant assets, other than 100% of the outstanding common stock of HeritageBank, the liquid assets it acquired with the net proceeds it retained from the offering and the loan to the employee stock ownership plan and certain liquid assets, and it has no significant liabilities.  Heritage uses staff and offices of HeritageBank and pays HeritageBank for these services.  If Heritage expands or changes its business in the future, it may hire its own employees.  In the future, we may pursue other business activities, including mergers and acquisitions, investment alternatives and diversification of operations.  There are, however, no current understandings or agreements for these activities.

HeritageBank was originally chartered in 1955 as a federal credit union, serving the Marine Corps Logistic Base in Albany, Georgia.  Over the years, it evolved into a full-service, multi-branch community credit union in Dougherty, Lee, Mitchell and Worth counties in Georgia.  It was converted from a federal credit union charter to a federal mutual savings bank in July 2001.  The objective of that charter conversion was to better serve customers and the local community though the broader lending ability of a savings bank and to expand our customer base beyond the limited field of membership permitted for credit unions.  In February 2002, HeritageBank converted to stock form in a reorganization into a two-tier mutual holding company structure, which was eliminated in the second-step conversion.  On January 1, 2005, HeritageBank converted to a Georgia-chartered stock savings bank, because that charter best suited our continued efforts to grow and expand our commercial business.  It now operates from 16 locations in southern Georgia and north-central Florida.

The principal business of HeritageBank consists of attracting retail and commercial deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences, multi-family residences and commercial property and a variety of consumer and commercial business loans.  Revenues from this business are derived principally from interest on loans and securities and fee income.

HeritageBank offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market deposit and term certificate accounts and checking accounts.  It solicits deposits in our market areas and, to a lesser extent, from brokered deposits.

Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans and investment and mortgage-backed securities, and the interest we pay on our interest-bearing liabilities, consisting of savings and checking accounts, money market accounts, time deposits, federal funds purchased and securities sold under agreements to repurchase and borrowings.  Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense.  Noninterest income consists primarily of service charges on deposit accounts, mortgage origination fees, transaction fees, bank-owned life insurance, and commissions from investment services.  Noninterest expense consists primarily of salaries and employee benefits, occupancy, equipment and data processing, advertising, professional fees and other costs.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

HeritageBank is subject to extensive regulation by the Georgia Department of Banking and Finance and the FDIC.  As the holding company of HeritageBank, the Company is subject to regulation by the Office of Thrift Supervision.  In July 2011, this regulatory oversight will transfer to the Board of Governors of the Federal Reserve.

Critical Accounting Policies

We have established certain accounting and financial reporting policies to govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the Notes to Consolidated Financial Statements.  Certain accounting policies involve significant judgments and assumptions by management which have a material impact on the carrying value of certain assets and liabilities.  The judgments and assumptions used by management are based on historical experience and other factors that are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions made by management, actual results could differ from the judgments and estimates adopted by management, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.  We believe the following accounting policies applied by us represent critical accounting policies.  For more information on Heritage’s accounting policies see Note 1 of the Notes to Consolidated Financial Statements.

Allowance for Loan Losses.  We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in the preparation of our consolidated financial statements.  The allowance for loan losses represents management’s estimate of probable loan losses in the loan portfolio.  Calculation of the allowance for loan losses represents a critical accounting estimate due to the significant judgment, assumptions and estimates related to the amount and timing of estimated losses, consideration of current and historical trends and the amount and timing of cash flows related to impaired loans.

Management believes that the allowance for loan losses is maintained at a level that represents our best estimate of probable losses in the loan portfolio.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  These agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination.

Management evaluates current information and events regarding a borrower’s ability to repay its obligations and considers a loan to be impaired when the ultimate collectibility of amounts due, according to the contractual terms of the loan agreement, is in doubt.   If the loan is collateral-dependent, the fair value of the collateral is used to determine the amount of impairment.  Impairment losses are included in the allowance for loan losses through a charge to the provision for losses on loans.  Subsequent recoveries are credited to the allowance for loan losses.  Cash receipts for accruing loans are applied to principal and interest under the contractual terms of the loan agreement.  Cash receipts on impaired loans for which the accrual of interest has been discontinued are applied first to principal and then to interest income.

Income Taxes.  Accounting for income taxes requires the asset and liability approach for financial accounting and reporting for deferred income taxes.  We use the asset and liability method of accounting for deferred income taxes and provide deferred income taxes for all significant income tax temporary differences.  See Note 14 of the Notes to Consolidated Financial Statements for additional details.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in the jurisdictions in which we operate.  This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation and the provision for loan losses, for tax and financial reporting purposes.  These differences result in deferred tax assets and liabilities that are included in our consolidated balance sheet.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary difference between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.  The Internal Revenue Code and applicable regulations are subject to interpretation with respect to the determination of the tax basis of assets and liabilities for credit unions that convert charters and become a taxable organization.  Since its transition from a credit union, HeritageBank has recorded income tax expense based upon management’s interpretation of the applicable tax regulations.  Positions taken by Heritage in preparing our federal and state tax returns are subject to the review of taxing authorities, and the review of the positions we have taken by taxing authorities could result in adjustments to our financial statements.

Estimates of Fair Value.  The estimation of fair value is significant to a number of Heritage’s assets, including, but not limited to, investment securities, goodwill, other real estate owned and other repossessed assets.  These are all recorded at either fair value or at the lower of cost or fair value.  Fair values are volatile and may be influenced by a number of factors.  Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates or market interest rates.  Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Fair values for most investment securities are based on quoted market prices.  If quoted market prices are not available, fair values are based on the quoted prices of similar instruments.  The fair values of other real estate owned typically are determined based on appraisals by third parties, less estimated costs to sell.  Estimates of fair value also are required in performing an impairment analysis of goodwill.  Heritage reviews goodwill for impairment on at least an annual basis and whenever events or circumstances indicate the carrying value may not be recoverable.  An impairment would be indicated if the carrying value exceeds the fair value of a reporting unit.

Recent Accounting Standards

For discussion of Recent Accounting Standards, please see “Note 1 – Recent Accounting Standards” of the Notes to Consolidated Financial Statements.

Evolution of Business Strategy

Our current business strategy is to operate a well-capitalized and profitable commercial and retail financial institution dedicated to serving the needs of our customers.  We strive to be the primary financial institution in the market areas we serve.  We offer a broad range of products and services while stressing personalized and efficient customer service and convenient access to these products and services.  We intend to continue to operate as a commercial and consumer lender.  We have structured operations around a branch system that is staffed with knowledgeable and well-trained employees.  Subject to capital requirements and our ability to grow in a reasonable and prudent manner, we may open or acquire additional branches as opportunities arise.  In addition to our branch system, we continue to expand electronic services for our customers.  We attempt to differentiate ourselves from our competitors by providing a higher level of customer service.

Expansion Efforts.  A key element of our business strategy is increasing our presence and growing the “Heritage” brand in the markets we currently serve and expanding our operations beyond our original southwest Georgia market by entering new markets in other parts of southern Georgia, north central Florida and other adjacent communities that present attractive opportunities for expansion consistent with our capital availability.  This expansion of our market beyond southwest Georgia began in 2006, when we commenced operating a branch in Ocala, Florida.

We have pursued this expansion program through both prudent, disciplined internal growth and strategic acquisitions.  Because many of the financial institutions in our market areas are experiencing financial difficulties, these opportunities have increased in recent months.  As those troubled banks have closed or curtailed their lending activities, shrink their assets or sold branches to improve their capital levels, we have experienced increased loan demand and branch acquisition opportunities; we have hired highly regarded and experienced lending officers and commercial bankers; and we have expanded into new market areas that are contiguous to our existing market areas. These recent activities reflect our ability to take advantage of these expansion opportunities.

In early December 2009, we acquired substantially all of the assets and assumed substantially all of the liabilities of The Tattnall Bank in southeast Georgia through an FDIC-assisted transaction.  In that acquisition of The Tattnall Bank with its two branch offices in Reidsville and Collins, Georgia, we obtained $37.5 million in loans and assumed $56.1 million in deposits.  In addition, we purchased $1.3 million in fixed assets.  This FDIC-assisted transaction did not involve a loss-share agreement pursuant to which the FDIC covers portions of the losses incurred or the assets acquired.  We did, however, receive a $15 million purchase discount paid by the FDIC.  As is typical in the acquisition of a failed financial institution, many of the loans acquired were non-performing and had poor documentation, including a lack of current financial information on borrowers and of current evidence of collateral value.  In addition, these loans had an average term of 1.96 years, mostly on longer amortization schedules and payments due less frequently than on a monthly basis.  These loans are carried on our books at fair value, based on an estimate of future cash flows, which we review and evaluate quarterly and, under GAAP, is subject to a one year lookback to finalize our initial valuation.  Because of the condition and terms of these loans, the actual amount recognized by us on these assets could differ materially from this fair value, and we also anticipate incurring foreclosure and collection expenses on certain of these loans over the next five years, which will increase our non-interest expense.  Therefore, we may incur losses on this acquired loan portfolio.  In 2010, after completion of our final valuation of this acquisition, we recorded a bargain purchase gain of approximately $2.7 million.

In late December 2009, we acquired a branch from Atlantic Coast Bank in Lake City, Florida.  In that branch acquisition, we obtained $10.3 million in performing loans and assumed $41.1 million in deposits.  In addition, we purchased approximately $592,000 in fixed assets.  We paid a deposit premium of approximately $411,000, or 1.0% for all deposits acquired.

On May 24, 2010, we acquired five branches from The Park Avenue Bank, two in Statesboro and one each in Baxley, Hazlehurst and Adel, Georgia.  This increased our footprint in southwest and southeast Georgia.  In that acquisition, we acquired approximately $52.0 million in loans and assumed $98.0 million in deposits.  In addition, we purchased approximately $3.4 million in fixed assets.  We paid a deposit premium of approximately $1.1 million, or 1.50% for all non-certificate deposits acquired.

See Item 8 - Note 2 of the Notes to Consolidated Financial Statements for additional information about these three recent acquisitions.

In July, 2010, we opened a new branch office in Valdosta, Georgia and hired three local bankers with extensive experience in that market.  In 2012, we expect to open a larger branch office in Valdosta.

In February 2011, we acquired a failed bank in eastern Georgia with four branch offices east of Savannah, in Springfield, Guyton, Rincon and Port Wentworth, Georgia, through an FDIC-assisted transaction.  In that acquisition, we acquired substantially all of the assets (approximately $214.0 million, including $145.0 million in loans) and assumed substantially all of the liabilities (approximately $211.0 million, including $206.0 million in deposits) of the former Citizens Bank of Effingham.  We entered into a loss-share agreement with the FDIC that provides HeritageBank with significant protection for certain acquired assets.  Under the agreement, the FDIC will provide reimbursement for 80% of the losses on approximately $152.9 million of covered loans and other real estate owned acquired in the acquisition.  In order to maintain this loss-share protection, we must comply with specific servicing and reporting procedures in the agreement.  The approximately $214.0 million of acquired assets were purchased at a $25.1 million discount, which was approximately 11.7% of assets acquired and a 16.4% discount to covered assets.  This acquisition expanded our footprint into the Savannah, Georgia market.  As with The Tattnall Bank acquisition, many of the loans acquired were nonperforming and had poor documentation of the borrowers’ capacity to service the debt and the underlying value of collateral securing the loans.

Our community banking philosophy emphasizes personalized service and building broad and deep customer relationships, which has provided us with a substantial base of lower cost core deposits.  Our newer markets are managed by senior level, experienced decision makers in a decentralized structure that differentiates us from many of our larger competitors.  We believe this structure, which includes involvement and knowledge of local markets with prudent oversight and direction from our home office, will continue to provide growth and assist us in managing risk.

We plan to continue a long-term strategy of expanding and diversifying our franchise in terms of revenue, profitability, asset size and location.  Our recent growth has been enhanced significantly by two branch acquisition transactions and two FDIC-assisted acquisitions.  We anticipate continuing consolidation in the financial services industry in our market areas and will seek to enhance our franchise through future acquisitions of whole banks or branches, including in FDIC-assisted transactions.

As of December 31, 2010, we had approximately $157.7 million, or 37.7%, of our loans and $273.5 million, or 39.6%, of our deposits generated outside of our southwest Georgia market.  Operating a branch outside of the southwest Georgia market subjects us to additional risk factors.  These risk factors include, but are not limited to the following: management of employees from a distance, lack of knowledge of the local market, additional credit risks, logistical operational issues, and time constraints of management.  These risk factors, as well as others we have not specifically identified, may affect our ability to successfully operate outside of our current market area.

Core Business.  Our core business is composed of the following:

Commercial Banking and Small Business Lending.  We focus on the commercial real estate and business needs of individuals and small- to medium-sized businesses in our market area.  In addition, we focus on high net worth individuals and small business owners.  The commercial banking department is composed of seasoned commercial lenders and a support staff with extensive commercial banking experience.  We expect this department to continue to be the fastest growing component of our business.

Retail Banking.  We currently operate a network of 16 branches located in southern Georgia and north central Florida.  In addition, we have announced expansion plans to add two branches in southern Georgia by 2011.  Each office is staffed with knowledgeable banking professionals who strive to deliver quality service.

Mortgage Lending.  Staffed with experienced mortgage originators and processors, our mortgage lending department originates residential mortgage loans that are primarily sold in the secondary market.  We collect a fee on the origination of these loans.  We plan to significantly increase this business in 2011 with the hiring of an experienced mortgage manager and the addition of originators both within and outside of our branch network

Brokerage/Investment Services.  We offer investment products, life, health, disability and long-term care insurance through our brokerage department.  Our licensed personnel have over 50 years of experience in the financial services industry.

A critical component of this strategy includes increasing our non-consumer based lending.  On December 31, 2010, our commercial real estate, nonresidential, business, multifamily, farmland, and construction loans, including purchased loans, totaled $227.8 million, or 54.4% of the total loan portfolio, as compared to 41.0% of the total portfolio at December 31, 2005.  Our ability to continue to grow our commercial loan portfolio is an important element of our long term business strategy.  These non-consumer based loans are considered to entail greater risks than one- to four-family residential loans.

Comparison of Financial Condition at December 31, 2010 and December 31, 2009

General.  Total assets increased by $183.5 million or 32.1% to $755.4 million at December 31, 2010, from $572.0 million at December 31, 2009.  Cash and due from banks increased $13.9 million or 93.2% to $28.8 million at December 31, 2010 from $14.9 million at December 31, 2009.  Total interest-earning assets increased $161.7 million or 31.76% to $670.9 million at December 31, 2010, from $509.2 million at December 31, 2009.  Loans increased $84.9 million, securities available for sale increased $117.9 million while federal funds decreased $8.6 million and interest-bearing deposits in banks decreased $32.3 million.  At the same time, deposits increased by $107.6 million, borrowings increased by $20 million and stockholders’ equity increased by $58.5 million.

Cash and Securities.  We increased our liquidity position significantly in 2010, primarily as a result of our branch expansion and public offering.  Cash and securities (including bank deposits and federal funds sold) increased in the aggregate $90.8 or  47.8% to $280.8 million at December 31, 2010, from $190.0 million at December 31, 2009.

	At December 31,		Amount	Percent
	2010	2009	Change	Change
	(Dollars in thousands)
Cash and due from banks	$28,803	$14,922	$13,881	93.0%
Interest-bearing deposits in banks	10,912	43,237	(32,325)	74.8
Federal funds sold	2,700	11,340	(8,640)	76.2
Securities available for sale, at fair value	238,377	120,527	117,850	97.8
Total	$280,792	$190,026	$90,766	47.8%

The increase in cash and due from banks was primarily a result of maintaining a higher compensating balance in our primary correspondent account that allowed us to utilize our excess liquidity position to offset various correspondent fees, which was more advantageous than maintaining a portion of the excess balance at the prevailing overnight federal funds rate.  The decrease in interest-bearing deposits in banks was due to the maturity of certificates of deposit we held with other financial institutions which were not reinvested at maturity.  The decrease in federal funds sold was due to the investment of excess funds into securities. The increase in securities available for sale was due to the purchase of U.S. Government agency securities and U.S. government agency mortgage-backed securities to utilize the net cash of $39.4 million received from the May 2010 branch acquisition and the net proceeds from the stock offering.

At December 31, 2010, our securities portfolio consisted of $89.0 million in U.S. Government agency securities, $128.1 mortgage-backed securities and $19.2 million in state and municipal securities.  These state and municipal securities had a net unrealized loss based on fair value of $1.5 million.  We currently intend on holding these securities to maturity.  Based on our quarterly impairment analysis of these securities and the issuing states and municipalities, we believe it is probable that we will be able to collect all amounts due under the contractual terms of the securities.  Therefore we do not believe these securities were other than temporarily impaired at December 31, 2010.  We have recorded no impairment losses on these state and municipal securities or any other securities at December 31, 2010.  See Item 8 - Note 3 of the Notes to Consolidated Financial Statements for additional information about these state and municipal securities and the other securities in our portfolio at December 31, 2010.

We expect to maintain higher balances in cash, funds due from banks, federal funds sold and securities in 2011.  We continue to maintain excess liquidity for three purposes.  First, we believe it is prudent to maintain higher liquidity during uncertain economic times.  Second, we believe this excess liquidity gives us additional flexibility in our expansion strategy.  Third, we believe this excess liquidity will provide us flexibility for funding loans or other investments if we see a dramatic rise in interest rates.  Maintaining excess liquidity does negatively impact net interest margin in the short term, however, we feel the benefits of maintaining excess liquidity outweighs the cost to net interest margin.  We expect to continue to maintain excess liquidity during the remainder of 2011.

Loans.  Our loan portfolio increased $84.9 million, or 25.4%, to $419.0 million at December 31, 2010, from $334.1 million at December 31, 2009.  Overall, this increase reflects the $52.0 million in loans we acquired in the May 2010 branch acquisition and our expansion into new markets during the year.

The following table reflects the changes in the types of loans in our portfolio at the end of 2010 as compared to the end of 2009.

	At December 31,		Amount	Percent
	2010	2009	Change	Change
	(Dollars in thousands)
Residential mortgages	$110,961	$81,255	$29,706	36.56%
Multifamily	10,770	11,650	(880)	(7.55)
Commercial real estate	97,482	71,014	26,469	37.27
Farmland	11,775	9,013	2,762	30.64
Construction and land	22,426	28,003	(5,576)	(19.91)
Home equity	16,638	17,313	(675)	(3.90)
Consumer	25,275	34,981	(9,706)	(27.75)
Commercial business	50,195	45,785	4,410	9.63
Purchased loans, net of fair market value adjustments	73,475	35,126	38,349	109.18
Total	$418,997	$334,138	$84,859	25.4%

Overall the change in the loan portfolio is consistent with our strategy to increase our non-consumer based lending.  The increase in residential mortgages reflects growth from our expansion into new markets.  The increase in commercial real estate and business loans reflects our continued emphasis on commercial lending, the loans acquired in our May 2010 branch acquisition and our expansion into new markets.  The increase in farmland loans reflects growth in our recently added southeast Georgia markets and the addition of an agricultural lender in southwest  Georgia.   The increase in multifamily mortgages reflects an increased emphasis on lending in this area.  The decreases in consumer loans and construction and land loans reflect the continued economic downturn market areas.

Due to the current sluggish economic environment, the demand for new lending relationships has slowed in 2010.  However, we see opportunities to refinance sound borrowers from other financial institutions.  We expect this demand to continue as many financial institutions in our markets are experiencing asset quality problems and are shrinking their balance sheets.  We continue to seek opportunities to grow our loan portfolio through organic growth, branch acquisitions, loan purchases, FDIC-assisted opportunities and whole bank acquisitions.

Our loan portfolio has included purchased loans since December 2009, which are recorded in our assets at a discount from the contractual principal value.  See Item 8 - Note 2 of the Notes to Consolidated Financial Statements.  At December 31, 2010, we had approximately $225,000 in loans held for sale, which are mortgage loans generated to be sold to investors, and had none at the end of 2009.  We generally originate and fund these loans in our name with a pre-approval to sell to the investor.  We typically hold these loans for up to thirty days and earn the stated rate on the note until they are purchased by the investor.

Delinquencies and Non-performing Assets.  As of December 31, 2010, our total loans delinquent for 30 to 89 days was $2.5 million or 0.60% of total loans.

At December 31, 2010, our non-performing assets totaled $13.6 million, or 1.8% of total assets, compared to $10.3 million, or 1.8% of total assets at December 31, 2009.  This $3.3 million, or 32.9% increase is the result of our increased loan volume from our expansion into new market areas as well as a continuing sluggish economic environment.

Our loan portfolio has included purchased loans since December 2009, which are recorded in our assets at a discount from the contractual principal value.  See Item 8 - Note 2 of the Notes to Consolidated Financial Statements.  These purchased loans are included in delinquent loans in the amount of their contractual principal balances when they are 30 to 89 days past due and are considered nonaccrual and are included in nonperforming loans in the amount of their contractual principal balances when they reach 90 days past due or greater.  As of December 31, 2010, $1.9 in purchased loans were included in our nonperforming loans. At December 31, 2010, we had troubled debt restructurings totaling $7.7 million, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.  Included in nonperforming loans at December 31, 2010, are troubled debt restructurings of $1.1 million.

The table below sets forth the amounts and categories of non-performing assets in our loan portfolio at the dates indicated.

	Non-performing Assets at December 31,
	2010	2009	Amount Change	Percent Change
	(Dollars in thousands)
Non-accruing loans	$9,944	$8,463	$1,481	17.5%
Foreclosed assets	3,689	1,795	1,894	105.5
Total	$13,633	$10,258	$3,375	32.9%

Non-performing loans to total loans decreased to 2.4% of total loans at the end of 2010 from 2.5% at the end of 2009.  This increase in the amount of non-performing loans reflects our efforts to restructure troubled debt in 2010.

  At December 31, 2010, our largest non-performing loan was $3.9 million secured by various residential and commercial properties in South Georgia. Our next largest non performing loans were $1.1 million secured by 20.1 acres of land in Ocala, Florida, $970,000 secured by commercial real estate in Ocala, Florida and $852,000 secured by residential properties in Statesboro, Georgia.  The allowance for loan losses related to these four loans totaled $1.5 or 22.3% of their outstanding balance at December 31, 2010.  The remainder of our non-performing loans consists of various consumer and commercial loans, none exceeding $500,000.  Current appraisals on real estate loans, expected cost of foreclosure or other disposition, and other probable losses on these loans are considered in our analysis of the allowance for loan losses.

Foreclosed assets increased from $1.8 million at December 31, 2009, to $3.7 million at December 31, 2010. The Company continues to aggressively confront credit quality issues in its loan portfolio. The primary reason for this increase in foreclosed assets is due to the prolonged downturn in economic conditions.   At December 31, 2010, our largest foreclosed asset was $1.8 million on undeveloped property in the Atlanta metropolitan market.  The original loan balance on this property was $5.0 million and we believe the current value represents our estimated disposition value based on current appraisals and market data.  Our next largest foreclosed asset was a $900,000 owner-occupied retail store in Ocala, Florida.  The original loan balance of this property was $1.4 million and is currently being marketed for disposition.   The remainder of our foreclosed assets consists of various properties, primarily located in southwest Georgia, with no single property having a book value over $400,000.  All of these properties are being marketed actively for disposition.  During 2010, we had gross proceeds on sales of other real estate owned of approximately $2.6 million and recorded net gains of  approximately $17,500 on those sales.

Our internally criticized (watch list) and classified assets totaled $37.8 million at December 31, 2010, compared to $35.8 million at December 31, 2009.  This includes loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.  These balances include the aforementioned nonperforming loans, other real estate, and repossessed assets.  These loans have been considered in management's determination of the adequacy of our allowance for loan losses.  Our internal loan review processes strive to identify weaknesses in loans prior to performance issues.  However, our processes do not always provide sufficient time to work out plans with borrowers that would avoid foreclosure and/or losses.

We continue to see weakness in our loan portfolio and as economic conditions remain difficult.  We expect this situation to continue until we see improvement in the overall economy.  We have taken actions to prevent losses in our current portfolio, including the development of a special assets committee and a weekly meeting of members of management and lenders to discuss the status and action plan on each problem loan.  We have also taken steps to better evaluate the capital and liquidity positions of our commercial loan guarantors, particularly those involved in commercial real estate construction and development.

Allowance for Loan Losses.  Our allowance for loan losses at December 31, 2010 was $8.1 million, or 1.9% of total loans, compared to $6.1 million, or 1.8% at December 31, 2010, at December 31, 2009.  Excluding purchased loans, the allowance for loan losses to total loans was 2.34% at December 31, 2010 and 2.03% at December 31, 2009.  This increase reflects increases in our commercial and residential loan portfolios during the year and an evaluation of declining housing and other market conditions in our market area and our $3.5 million in net charge-offs on non-performing loans.

The following table sets forth asset quality information covering the entire loan portfolio for the periods indicated:

	At and For the Year Ended
	December 31, 2010	December 31, 2009
	(Dollars in thousands)
Allowance for loan losses to total loans	1.93%	1.81%
Allowance for loan losses to average loans	2.13	2.02
Allowance for loan losses to non-performing loans	81.47	71.61

Loans 30 to 89 days past due and still accruing	$2,499	$3,247

Nonaccrual loans	$9,944	$8,463
Loans 90 days past due and still accruing	-	-
Total non-performing loans	9,944	8,463
Other real estate owned and repossessed assets	3,689	1,795
Total non-performing assets	$13,633	$10,258

Non-performing loans to total loans	2.37%	2.53%
Non-performing assets to total assets	1.83	1.81
Net charge-offs to average loans (annualized)	0.91	2.13
Net charge-offs	$3,459	$6,391

The following table sets forth asset quality information covering the loan portfolio excluding purchased loans for the periods indicated:

	At and For the year ended
	December 31, 2010	December 31, 2009
	(Dollars in thousands)
Allowance for loan losses to total loans	2.34%	2.07%
Allowance for loan losses to non-performing loans	100.06	83.74

Loans 30 to 89 days past due and still accruing	$1,561	$1,826

Nonaccrual loans	$8,096	$7,237
Loans 90 days past due and still accruing	-	-
Total non-performing loans	8,096	7,237
Other real estate owned and repossessed assets	3,453	1,190
Total non-performing assets	$11,549	$8,427

Non-performing loans to total loans	2.34%	2.42%
Non-performing assets to total assets	1.53	1.47
Net charge-offs to average loans	1.09	2.19
Net charge-offs	$3,459	$6,391

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

Premises and Equipment. Premises and equipment increased $5.8 million or 37.34% at December 31, 2010, of which approximately $4.7 million was due to seven acquired branches.  In addition, we have begun construction on a new branch in Lee County, Georgia, scheduled to open in 2011, at an approximate cost of $2.5 million.

Intangible, Goodwill and Other Assets   Intangible assets and goodwill increased from $1.3 million or 85.4% to $2.9 million, primarily related to our acquisition of five branches of The Park Avenue Bank in May 2010 and the completion of management’s evaluation of the fair value of the assets and liabilities assumed as part of this acquisition, and The Tattnall Bank and Lake City acquisitions.  In 2010, we recorded approximately $550,000 of goodwill from the Lake City branch purchase.  Additionally, we recorded $2.6 million in core deposit intangibles and recorded approximately $276,000 in amortization related to these acquisitions.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act removes existing barriers to interstate banking.  In the past, interstate banking was often accomplished by the purchase of an existing bank charter in a target state, as the Bank did when it entered Florida in 2007.  Because such charter purchases are no longer necessary to effect a move into another state, the value assigned to our $1.0 million intangible asset related to the Florida charter has been deemed impaired.  Accordingly, we took a one-time, noncash pre-tax charge of $1.0 million to our equity capital and net income in the third quarter of 2010 to write-off this intangible asset.  This write-off had no effect on Heritage’s or HeritageBank of the South's regulatory capital or tangible capital, because those measures already exclude intangible assets.

Cash surrender value of bank owned life insurance (“BOLI”) remained relatively level due to a decrease in cash surrender value from life insurance proceeds benefit in 2010 offset by the annual earnings on the BOLI policies in place.  Other assets increased 0.5% during 2010, primarily due to a decrease in receivables from the FDIC as a result of our 2009 FDIC-assisted transaction and a decrease in the prepaid FDIC assessment balance offset by increases in deferred income taxes from unrealized securities investment loss and life insurance proceeds receivable.

Deposits.  Total deposits increased $107.6 million or 25.2% to $534.2 million at December 31, 2010 compared with $426.6 million at December 31, 2009, primarily as a result of the acquisition of $98.0 million in deposits  in  May 2010.  A summary of deposit accounts with the corresponding weighted average cost of funds is presented below (in thousands).

	As of December 31, 2010		As of December 31, 2009
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Checking (noninterest)	$44,769	$0.00%	$28,882	0.00%
NOW (interest)	109,329	1.00	67,322	1.05
Savings	48,762	0.22	39,761	0.21
Money Market	162,343	1.38	115,691	1.72
Certificates	169,040	1.65	174,950	3.13
Total	$534,243	1.28	$426,606	2.06

Beginning in July 2011, federal law permits us to pay interest on previously non-interest bearing business checking accounts.  We have not determined whether we will begin paying interest on those accounts as of that date; however, we may have to in order to compete in our markets areas.

Borrowings and Other Liabilities.  The total amount of other borrowings increased by $20.0 million from $42.5 million at the end of 2009 to $62.5 million at the end of 2010, as part of a strategy to further leverage the proceeds of our stock offering.  The weighted average rate on these advances was 3.70% in 2010 compared to 3.87% in 2009.  Federal funds purchased decreased by $2.5 million and securities sold under agreements to repurchase increased by $2.1 million for a net decrease of $400,000, or 14.8%, as a result of a reduction in our Fed Funds purchased from Chattahoochee and due to the acquisition of commercial customers and their related repurchase agreements in the May 2010 branch acquisition.  Beginning with the second quarter of 2011, our FDIC insurance premiums will be assessed against our non-deposit liabilities, though at a lower assessment rate than previously applied only to our deposits.

Equity.  Total equity increased $58.5 million to $119.3 million at December 31, 2010, compared with $60.8 million at December 31, 2009, primarily of as a result of $58.2 million of net proceeds from the stock offering completed in the fourth quarter.  In addition, net income of $1.4 million in 2010, stock-based compensation of $810,000, the allocation of $459,000 in ESOP shares also increased equity which was decreased by other comprehensive income of $1.5 and dividends of $810,000 paid during the  year.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.  Yields on tax-exempt obligations have been computed on a tax equivalent basis using an assumed tax rate of 34%.  Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Year Ended December 31,
	2010				2009				2008
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Loans	$379,461		$23,800	6.28%	$299,399		$18,555	6.21%	$310,985		$20,882	6.70%
Loans Held for Sale	235		10	4.26	-		-	-	-		-	-
Taxable investment securities	118,204		3,495	2.96	84,455		3,604	4.27	88,896		4,890	5.50
Tax-exempt investment securities	24,097		960	3.98	29,883		1,174	5.95	28,255		1,176	6.30
Federal funds sold	17,472		45	0.26	21,102		54	0.25	14,316		232	1.62
Interest-bearing deposits with banks	26,075		129	0.50	1,931		14	0.72	630		15	2.44
Total interest- earning assets	565,544		28,439	5.03	436,770		23,401	5.50	443,082		27,195	6.26

Interest-Bearing Liabilities:
Interest-bearing demand	92,147		917	1.00	50,679		534	1.05	43,102		486	1.12
Savings and money market	186,870		2,030	1.09	122,453		1,553	1.27	95,822		1,390	1.46
Retail time deposits	159,366		2,554	1.60	122,332		3,788	3.10	126,120		5,283	4.18
Wholesale time deposits	11,293		258	2.29	17,981		597	3.32	43,215		1,884	4.35
Borrowings	77,081		2,515	3.26	87,380		2,322	2.66	93,304		3,451	3.69
Total interest- bearing liabilities	526,757		8,274	1.57	400,825		8,794	2.19	401,563		12,494	3.10

Net interest income			$20,165				$14,607				$14,701
Net interest rate spread				3.55%				3.31%				3.16%
Net earning assets	$38,787				$35,945				$41,519
Net interest margin				3.66%				3.49%				3.45%

Average interest-earning assets to average interest- bearing liabilities	1.07	x			1.09	x			1.10	x

Rate/Volume Analysis

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

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2010 vs. 2009			2009 vs. 2008			2008 vs. 2007
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$4,827	$417	$5,244	$(592)	$(1,735)	$(2,327)	$1,687	$(2,965)	$(1,278)
Loans held for sale	10	-	10
Taxable investment securities	1,012	(1,121)	(109)	(266)	(1,020)	(1,286)	245	425	670
Tax exempt investment securities	(245)	31	(214)	6	(8)	(2)	102	30	132
Federal funds sold	(10)	2	(8)	77	(255)	(178)	152	(464)	(312)
Interest bearing deposits with banks	121	(6)	115	15	(16)	(1)	(931)	917	(14)

Total interest-earning assets	$5,715	$(677)	$5,038	$(760)	$(3,034)	(3,794)	$1,255	$(2,057)	(802)

Interest-bearing liabilities:

Interest bearing demand	410	(27)	383	$81	$(33)	$48	$63	$55	118
Savings and money market	968	(490)	478	509	(346)	163	(805)	(1,212)	(2,017)
Retail time deposits	(162)	(1,072)	(1,234)	(148)	(1,347)	(1,495)	(97)	(927)	(1,024)
Wholesale time deposits	(187)	(154)	(341)	(877)	(410)	(1,287)	(1,289)	2,397	1,108
Borrowings	(146)	340	194	(432)	(697)	(1,129)	1,372	(525)	847

Total interest-bearing liabilities	$883	(1,403)	(520)	$(867)	$(2,833)	(3,700)	$(756)	$(212)	(968)

Net interest income			5,558			$(94)			$166

Comparison of Operating Results for the Year Ended December 31, 2010 and December 31, 2009

General.  During the year ended December 31, 2010, we recorded net income of $1.4 million or $0.17 basic and diluted earnings per share compared to a net loss of $1.7 million or $(0.20) basic and diluted earnings per share for the year ended December 31, 2009.  This $3.1 million improvement in operating results reflects an increase in net interest income, a decrease in loan loss provision expense and an increase in noninterest income, which were partially offset by an increase in noninterest expense.

Interest Income.  Total interest income for the year ended December 31, 2010, increased $5.0 million or 21.4% to $28.4 million, compared to $23.4 million during 2009.  The increase was due to a $128.7 million, or 29.5%, increase in average interest-earning assets during 2010 to $565.5 million, compared to $436.8 million during 2009.  This increase in average interest-earning assets was due primarily to the branch and FDIC-assisted acquisitions during the fourth quarter of 2009 and first half of 2010, as well as the opening of  a new office in Valdosta  in the third quarter of 2010.  This increase in the average balance of earning assets was offset by a 38 basis points decrease in yield on average-earning assets to 5.12% during 2010 as compared to 5.50% in 2009, as a result of the effects of the rate cuts by the Board of Governors of the Federal Reserve System since 2007.  In addition, our overall yield on average interest-earning assets decreased in 2010, because we carried excess liquidity on our balance sheet, primarily from our branch and FDIC-assisted acquisitions and the net proceeds of the conversion stock offering, which have not yet been fully deployed.   We expect the yield on our interest-earning assets to continue as rates remain low and excess liquidity is maintained.

Interest income on loans for 2010 was $23.8 million compared to $18.6 million for 2009.  The $5.2 million increase in interest income on loans was primarily a result of the loans acquired in our branch and FDIC-assisted transactions and our expansion in new markets, which is reflected in an $80.1 million increase in the average loan portfolio balance in addition to a 7 basis point increase in the weighted average yield on loans to 6.28% for 2010 compared to 6.21% in 2009.

Interest income on investment securities for 2010 was $4.4 million compared to $4.8 million in 2009.  Our average taxable investment securities increased by $33.4 million to $118.2 million offset by a decrease in tax exempt securities of $5.7 million in 2010 as a result of the investment of increased liquid assets in our acquisitions and the stock offering.  Tax exempt securities average yield increased by 8 basis points from 2009; however, the average yield on taxable investment securities decreased by 131 basis points to 2.96%.

Interest income on federal funds sold and bank deposits for 2010 was $174,000 compared to $68,000 in 2009.  Our average federal funds sold and bank deposits increased by $20.5 million to $43.5 million a result of the investment of increased liquid assets from our acquisitions and the stock offering.  However, the average yield on federal funds sold increased by 1 basis point while the average yield on bank deposits decreased by 22 basis points for 2010.

Interest Expense.  Total interest expense decreased $500,000 or 5.7% to $8.3 million for the year ended December 31, 2010, compared to $8.8 million during 2009.  The cost of interest-bearing liabilities decreased 63 basis points to 1.57% during 2010 compared with 2.20% during 2009, as a result of the continued downward trends in the rate cycle.  This decrease in costs was offset partially by an increase in the average balance of interest-bearing liabilities during 2010 to $526.8 million, an increase of $126.0 million compared to $400.8 million during 2009, which reflects increases in deposits from our acquisitions and market expansion and an increase in Federal Home Loan Bank advances during 2010.  We expect these decreases in the cost of interest-bearing liabilities will slow during 2011 as we near the end of the current rate cycle and because changes in Federal law authorize interest to be paid on business accounts in July 2011.

Interest expense on deposits for 2010 was $5.8 million compared to $6.5 million for 2009.  The $700,000 decrease in interest expense on deposits was due to decreased rates on the entire deposit portfolio, primarily the certificate of deposit and money market portfolios, due to the portfolios repricing to lower market rates. The average rate paid on the deposit portfolio decreased 78 basis points from 2.06% for 2009 to 1.28% for 2010.  This decrease in the rate paid on deposits was partially offset by a $136.3 million increase in the average balance of interest-bearing deposits portfolio, primarily as a result of our acquisitions and market expansion.

Interest expense on other borrowings, consisting of Federal Home Loan Bank advances, federal funds purchased and securities sold under agreement to repurchase, for 2010 was $2.5 million compared to $2.3 million for 2009.  This reflects  an $10.3 million decrease in average other borrowings to $77.1 million for 2010 and an increase  yield paid on these borrowings, from an average rate paid of 2.66% for 2009 compared to 3.26% for 2010.

Net Interest Income.  Net interest income for 2010 increased $5.6 million or 38.3% to $20.2 million from $14.6 million for 2009, primarily due to the decrease in interest expense even with a significant increase in interest-bearing liabilities.  The net interest spread increased 24 basis to 3.55% for 2010 compared with 3.31% during 2009.  The net interest margin increased 17 basis points for 2010 to 3.66% compared with 3.49% for 2009.  Also see -Average Balances, Net Interest Income, Yields Earned and Rates Paid and – Rate/Volume Analysis in this Item 7.

Our asset-liability management policy seeks to mitigate interest rate risk by making our balance sheet as neutral as possible to changes in interest rates. Although our goal is to be neutral to changes in rates, we will not take undue risk to achieve this goal.  Therefore, we remain exposed to fluctuation in interest rates. For more information on the effect of changes in interest rates, see Item 7a - Asset and Liability Management and Market Risk.

Provision for Loan Losses.  During the year ended December 31, 2010, we recorded a $5.5 million provision for loan losses, which is a decrease compared to the $7.5 million provision recorded during 2009.  The primary difference in provision expense was due to a large chargeoff that took place in the fourth quarter of 2009. We expect provision expense to remain elevated until economic conditions improve.

Our loan portfolio has included purchased loans since December 2009, which are recorded in our assets at a discount from the contractual principal value.  See Item 8 - Note 8 of the Notes to Consolidated Financial Statements.  These purchased loans are included in delinquent loans in the amount of their contractual principal balances when they are 30 to 89 days past due and are considered nonaccrual and are included in nonperforming loans in the amount of their contractual principal balances when they reach 90 days past due or greater.  As of December 31, 2010, $1.9 million in purchased loans were included in our nonperforming loans.

Our internally criticized and classified assets totaled $37.8 million at December 31, 2010, compared to $35.8 million at December 31, 2009.  These balances include nonperforming loans, other real estate, and repossessed assets.  Our internal loan review processes strive to identify weaknesses in loans prior to performance issues.  However, our processes do not always provide sufficient time to work out plans with borrowers that would avoid foreclosure and/or losses.

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

Noninterest Income.  A summary of noninterest income, excluding securities transactions and bargain purchase gain, follows:

	Year Ended December 30,
	2010	2009	$ Chg	% Chg
	(Dollars in thousands)

Service charges on deposit accounts	$4,113	$3,547	$566	16.0%
Other service charges, commissions and fees	2,064	1,406	658	46.9%
Brokerage fees	1,070	914	156	17.1%
Mortgage origination fees	606	345	261	75.7%
Bank-owned life insurance	610	621	(11)	(1.8)%
Life insurance proceeds	916	-	916	100%
Other	88	45	43	95.5%
Total noninterest income	$9,467	$6,878	$2,589	37.6%
Noninterest income as a percentage of average assets (annualized)	1.5%	1.4%

The increase in service charges on deposit accounts, other service charges, commissions and fees is due primarily to the increase in new deposits accounts and new market activity from our acquisitions.  Recent regulatory changes to the offering of overdraft privileges on ATM and debit cards may cause significant decreases in our overdraft fees in future periods.  At this time, we are unable to estimate accurately the effect this and other potential legislation may have on our overdraft income.  We are currently analyzing our options to replace this income stream if it is significantly affected by legislation or by a significant change in consumer behavior.  These options most likely will result in a major change in the fees we charge to our deposit customers.  We otherwise expect to see this trend continue.

The increase in brokerage fees during the year was due to an increase in assets under management during the year, due primarily to the increases seen in the equity markets.  These fees are expected to increase in 2011 with our expanded brokerage business in the Statesboro markets.

Mortgage origination fees increased due to the expansion of our mortgage services to the Statesboro Market.  During 2011, we expect to add more mortgage originators in other markets and expect mortgage origination fees to increase.

During 2010, we recorded $916,000 of life insurance proceeds on a former officer.  We expect this to be a one time event.

Noninterest Expense. A summary of noninterest expense follows:

	Year Ended
	December 31,
	2010	2009	$ Chg	% Chg
	(Dollars in thousands)

Salaries and employee benefits	$12,676	$8,899	$3,777	42.40%
Equipment	1,131	985	146	14.80%
Occupancy	1,511	1,198	313	26.12%
Advertising and marketing	593	439	154	35.10%
Legal and accounting	616	493	123	24.90%
Directors fees and retirement	563	553	11	2.00%
Consulting and other professional fees	364	297	67	22.60%
Telecommunications	517	239	278	116.30%
Supplies	351	177	174	98.30%
Data processing fees	2,190	1,606	584	36.40%
(Gain) loss on sales and write-downs of other	(17)	422	(439)	104.00%
real estate owned
Foreclosed asset expenses	1,013	257	756	294.20%
FDIC insurance and other regulatory fees	924	872	51	5.80%
Impairment loss of premise held for sale	-	502	(502)	N/A
Impairment loss on intangible asset	1,000	-	1,000	N/A
Other operating	2,618	1,332	1,286	96.50%
Total noninterest expenses	$26,049	$18,271	$7,778	42.60%
Noninterest expenses as a percentage of	4.00%	3.70%
average assets
Efficiency ratio	79.80%	81.60%

The increase in salaries and employee benefits was due to an increase in the number of full-time equivalent employees to 217 at December 31, 2010, compared to 134 at December 31, 2009, primarily related to our de novo and acquired branches.  We added approximately 45 employees associated with our May 2010 acquisition and increased our full-time equivalent employees by five at our new branch office in Valdosta, Georgia.  In 2011, we may hire additional staff for our new Lee County office and in our finance, operations and credit areas to assist with the integration and operation of our recently acquired branches.

Equipment and occupancy expenses increased primarily due to the May 2010 acquisition and our other expansion activities.

Advertising and marketing expenses increased with our expansion into new market areas.

The increase in legal and accounting fees was due primarily to increased legal fees related to problem assets.  We expect these legal fees to increase during 2011 due to the level of our foreclosed assets and problem loans.  Accounting fees remained level for 2010; however, we expect accounting fees to increase in 2011 due to our increased asset size.

Consulting and other professional fees increased in 2010, because we hired outside advisors to assist us in evaluating expansion and acquisition opportunities and in integrating our recently acquired branches.

The increase in telecommunications expenses and supplies is related to our acquisition and expansion activity, and we expect this trend to continue in 2011.

The increase in data processing fees reflects our expanded operations and the increased use of debit and ATM cards; however, this cost was more than offset by the income we received on these transactions.  We expect this trend to continue in 2011.

During 2010, we recorded a gain on the sale of other real estate owned.  This gain related to the disposition of several properties we acquired in our FDIC-assisted acquisition.  As we continue to dispose of property in this portfolio, we may record further gains.  However, these gains may or may not be sufficient to offset other losses and write-downs we incur that are related to other real estate owned.

Foreclosed asset and collection expenses increased primarily due to the increase in foreclosed assets as a result of our FDIC-assisted transaction.  We expect foreclosed asset and collection expenses on our other assets to remain high in 2011 due to our increased levels of problem loans and foreclosed assets.

Federal Deposit Insurance Corporation insurance and other regulatory fees increased during 2010.  This increase is due primarily to increased deposit assessment rates charged by the Federal Deposit Insurance Corporation as well as a significant increase in deposits.  This trend will continue for the foreseeable future as the Federal Deposit Insurance Corporation insurance continues to experience large losses on bank closures and assessment rates remain high.  In addition, our Federal Deposit Insurance Corporation insurance will increase due to increased deposits associated with our expansion efforts and may increase due to the new assessment system in place that charges premiums on non-deposit liabilities.

During 2009, we had a $502,000 impairment on an asset that had been held for sale, and, in 2010, we had a $1.0 million pre-tax charge in the third quarter to write-off an intangible asset from our initial entry into Florida due to a change in federal law.  Both of these were one time non-interest expense items that we do not anticipate having in 2011.

Other operating expenses increased primarily due to the amortization of core deposit intangibles associated with our acquisition activity in the fourth quarter of 2009 and the second quarter of 2010.  In addition, we recorded conversion expenses of approximately $627,000 in 2010 related to cost associated with our acquisitions and conversion of the operating systems in these branches to our existing operating system.

Income Tax Expense.  For the year ended December 31, 2010, we recorded an income tax benefit of $307,000, compared to a tax benefit of $1.7 million during 2009   Our nontaxable income exceeded total net income and thus a tax benefit was recorded for both periods.

Comparison of Operating Results for the Years Ended December 31, 2009 and December 31, 2008

General.  Our net loss increased by $1.4 million to a loss of $1.7 million compared to a loss of $262,000 for the year ended December 31, 2008.  Basic and diluted loss per share decreased to $0.16 per share for the year ended December 31, 2009 compared with $0.03 per share for the year ended December 31, 2008.  A $4.2 million increase in loan loss provision expense, along with increases in noninterest expenses offset the improvement in noninterest income.  Further explanations of these changes are discussed in more detail in the following sections.

Interest Income.  Interest income decreased $3.8 million or 14.0% to $23.4 million at December 31, 2009 from $27.2 million at December 31, 2008.  A 76 basis point decrease on yield in earnings assets, primarily due to a decrease in market interest rates, accounted for $3.0 million of the decrease, while a decrease in average balances during the year of $6.2 million accounted for $760,000 of the decrease.  The decrease in average earning assets was due to a decrease in loan demand during the year.  In the fourth quarter, our branch and FDIC-assisted acquisitions led to an increase in earning assets by year-end.  However, these additions of earning assets late in the year did not make up for the decline in average balances that had occurred earlier in the year.

Interest Expense.  Interest expense decreased $3.7 million or 29.6% to $8.8 million at December 31, 2009 from $12.5 million at December 31, 2008.  A 91 basis point decrease in the cost of interest-bearing liabilities accounted for $2.8 million of the decrease, while a decrease in average balances, primarily wholesale deposits, accounted for $867,000 of the decrease.

Net Interest Income.  Net interest income decreased $94,000 or 0.6% to $14.6 million compared with $14.7 million for the twelve months ending 2008.  Our net interest spread increased 15 basis points to 3.31% compared with 3.16% during the year earlier period.  The net interest margin increased 4 basis points to 3.49% versus 3.45% during the same period in 2008.  Average interest-earning assets decreased $6.2 million or 1.4% to $436.8 million at December 31, 2009, compared with $443.1 million at December 31, 2008.  Average interest-bearing liabilities decreased $738,000 or 0.2% to $400.8 million compared with $401.6 million at December 31, 2008.

The Board of Governors of the Federal Reserve System has made extreme moves in interest rates, dropping the federal funds rate from 5.25% in mid-2007 down to its current level of a targeted range of zero to 0.25%. These decreases in the federal funds rate caused our net interest margin to decline during 2008 and the first half of 2009.  During the second half of 2009, we saw our net interest margin improve.  The primary driver of this improvement was a decrease in our cost of interest-bearing liabilities.  This occurred as we were able to lower our deposit rates, and as our structured repurchase agreements priced lower during the year.  We also reduced our wholesale time deposits from $27.8 million at December 31, 2008 to $14.1 million at December 31, 2009.  During 2009, we also reduced our other borrowings by $10.0 million.  For more information on interest rate changes, and the effects those changes may have on earnings, see “- Asset and Liability Management and Market Risk.”

Provision for Loan Losses.  We recorded a provision for loans losses of $7.5 million in 2009 compared with $3.4 million for the prior-year period.  Net charge-offs of $6.4 million were part of the reason for the increase in loan loss provision expense for 2009.  Non-performing loans increased $1.2 million to $8.5 million at December 31, 2009, compared with $7.3 million at December 31, 2008.  The ratio of non-performing loans to total loans increased to 2.53% compared with 2.41% at December 31, 2008.  The allowance for loan losses as a percentage of total loans increased by 17 basis points to 1.81% compared with 1.64% at December 31, 2008.  The allowance for loan losses as a percentage of total loans, excluding purchased loans, increased by 43 basis points to 2.07% compared with 1.64% at December 31, 2008.

Loans past due 30 or more days and still accruing totaled $3.2 million, or 0.96% of total loans at December 31, 2009.  This compares to $4.5 million at December 31, 2008, or 1.47% of loans.  Excluding purchased loans, loans past due 30 or more days and still accruing totaled $1.8 million, or 0.61% of total loans at December 31, 2009.  We had no loans past due 90 or more days and still accruing at December 31, 2009 or 2008.

Our internally criticized and classified assets totaled $35.8 million at December 31, 2009, compared to $27.0 million at December 31, 2008.  These balances include the nonperforming loans, other real estate, and repossessed assets.  Our internal loan review processes strive to identify weaknesses in loans prior to performance issues.  However, our processes do not always provide sufficient time to work out plans with borrowers that would avoid foreclosure and/or losses.

Noninterest Income. A summary of noninterest income, excluding securities transactions, follows:

	For the years ended December 31,
	2009	2008	$ Chg	% Chg
	(Dollars in thousands)

Service charges on deposit accounts	$3,547	$3,958	$(411)	(10.4)%
Other service charges, commissions and fees	1,406	1,288	118	9.2
Brokerage fees	914	1,030	(116)	(11.3)
Mortgage origination fees	345	400	(55)	(13.8)
Bank owned life insurance	621	495	126	25.5
Other	45	301	(256)	(85.1)
Total noninterest income	$6,878	$7,472	$(594)	(7.9)
Noninterest income as a percentage of average assets	1.4%	1.5%

The decrease in service charges on deposit accounts was due to a decrease in overdraft fees.  During the year, we saw a decrease in the amount of depositors who overdrew their accounts.  This was specifically true of our overdraft privilege program, which allows customers who meet certain standards to have their overdrafts covered up to $750, including checks, drafts, ACH, debit card and ATM transactions.  We expect to continue to see decreased revenue in this area.  In addition, recent regulatory changes to the offering of overdraft privilege on ATM and debit card transactions may cause significant decreases in our overdraft fees.  At this time, we are unable to accurately estimate the effect this legislation, and other potential legislation, may have on our overdraft income.  We are currently analyzing our options to replace this income stream if it is significantly affected by legislation or by a significant change in consumer behavior.  These options will most likely result in a major change in the fees we charge to our deposit customers.

The increase in other service charges, commissions and fees was due primarily to an increase in debit and ATM transaction fees.  Our customers continued to increase debit card usage instead of using cash or checks.  We expect this trend to continue, despite a decrease in consumer spending.

The decrease in our brokerage fees was due primarily to a decrease in assets under management and, thus, a reduction in our asset management fees.  This decrease was caused by market conditions and not by a decrease in the number of clients we serve in this business.  In addition, as market conditions worsened in late 2008 and early 2009, we saw a decrease in commissions earned as our clients became less active in the equity markets.

Mortgage fees decreased due to a slowdown in the real estate market for new sales and a slowdown in refinance activity.  In addition, stricter underwriting standards required by our investors and regulatory changes have caused an increase in the amount of time it takes to process each loan, which could cause a decrease in revenue.  We expect this trend to continue throughout 2010, unless we see significant improvement in the economy.

Earnings on bank-owned life insurance policies increased due to the purchase of an additional $5.0 million of cash surrender value of bank-owned life insurance policies in the middle of 2008 as 2009 was the first full year of earnings on this addition.

Other noninterest income decreased by $129,000 due to a decrease in Federal Home Loan Bank stock dividends.  We received $10,000 of Federal Home Loan Bank dividends in 2009; however, we are uncertain about the level of dividends we may receive in the future.  Other non-interest income decreased an additional $119,000 due to a gain on the sale of a real estate partnership we recorded in 2008 with no similar gain in 2009.

Noninterest Expense. A summary of noninterest expense follows:

	For the Years Ended December 31,
	2009	2008	$ Chg	% Chg
	(Dollars in thousands)

Salaries and employee benefits	$8,899	$8,987	$(88)	(1.0)%
Equipment	985	1,217	(232)	(19.1)
Occupancy	1,198	1,204	(6)	(0.5)
Advertising and marketing	439	496	(57)	(11.5)
Legal and accounting	493	528	(35)	(6.6)
Directors fees and retirement	553	552	1	0.2
Consulting and other professional fees	297	318	(21)	(6.6)
Telecommunications	239	258	(19)	(7.4)
Supplies	177	177	-	-
Data processing fees	1,606	1,300	306	23.5
Loss on sale and write-downs of other real estate owned	422	386	36	9.3
Foreclosed asset expenses	257	229	28	12.2
FDIC insurance and other regulatory fees	872	267	605	226.6
Impairment loss on premises held for sale	502	-	(502)	NM
Other operating	1,332	1,510	(178)	(11.8)
Total noninterest expenses	$18,271	$17,429	$842	4.8
Noninterest expenses as a percentage of average assets	3.7%	3.6%

The decrease in salaries was due primarily to efforts to keep staffing levels in line with the slow down in the economy and our effort to increase efficiencies.  However, with our branch acquisitions in December 2009, we increased our full-time equivalent employees from 120 at December 31, 2008, to 134 at December 31, 2009.  In addition, we may hire additional staff in our finance, operations and credit areas to assist with our expansion efforts in 2010.

Equipment and occupancy expenses decreased primarily due to cost reduction measures we implemented to offset declines in revenue.  However, we expect equipment and occupancy to increase in 2010 due to the addition of three new branches in December 2009 and five new branches in May 2010.

Advertising and marketing decreased due to our efforts to cut expenses in 2009.  Due to our expansion efforts and branch acquisition activity, we expect advertising and marketing expenses to increase in 2010.

The decrease in legal and accounting fees was due to a decrease in legal fees associated with collection efforts.  However, these fees remain at historically high levels due to the elevated level of problem assets.  We expect these costs to remain elevated until we see decreases in problem assets.

Directors fees remained level in 2009.  We expect these fees to increase in 2010 due to the addition of local advisory boards related to our expansion efforts.

Consulting and other professional fees decreased primarily due to our efforts to reduce expenses in 2009.  In 2010, these fees may increase as we use consultants and other professionals to assist with our analysis of expansion efforts and with the subsequent integration of any new offices and acquisitions.

Telecommunication expenses decreased due to our efforts to cut expenses in 2009.  As we increase our branch network, we expect these fees to increase.

Supply expenses remained level in 2009, however, we expect those expenses to increase due to our expansion efforts.

Data processing expenses increased due to the increased amount of debit card transactions in 2009 and increases in other data processing fees.  In 2010, our core processing contract terminates.  We are currently negotiating this contract and expect to receive a reduction in rates.  However, our expansion efforts may cause this total expense to increase despite the reduction we expect to receive in per account charges under the new contract.

The loss on sale and write-down of other real estate owned increased due to the increased amount of other real estate owned and efforts to dispose of these properties.  We expect that these expenses will remain elevated until levels of other real estate owned are reduced.

Foreclosed asset expenses also increased significantly due to the increased level of foreclosed assets.  We expect that these expenses also will remain elevated until levels of other real estate and repossessions are reduced.

The increase in Federal Deposit Insurance Corporation insurance and other regulatory fees was due to an increase in Federal Deposit Insurance Corporation insurance premiums during 2009, as well as a special assessment of $202,000.  We expect Federal Deposit Insurance Corporation insurance and other regulatory fees to remain high based on the increased level of deposits and the amount of bank failure expenses that the Federal Deposit Insurance Corporation is incurring.

The decrease in other operating expenses was due primarily to our efforts to cut expenses in 2009.

Income Tax Expense.  Income tax benefits were $496,000 more for the year ended December 31, 2009 as compared with 2008.  The increase in tax benefits was partially due to an increase in the loss before taxes of $1.9 million, along with other factors.  Due to the losses incurred in 2009 and 2008, a comparison of effective tax rates is not meaningful.

Due to the losses we have incurred in 2009 and 2008, we have increased our deferred tax assets to $6.7 million at December 31, 2009, compared to $5.2 million at December 31, 2008, and $4.0 million at December 31, 2007.  We analyze our deferred tax assets for potential impairment and have determined that there is no impairment as of December 31, 2009.

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

Liquidity management involves the matching of cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of Heritage to manage those requirements.  Heritage strives to maintain an adequate liquidity position by managing the balances and maturities of interest earning assets and interest bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds.  Additionally, HeritageBank maintains relationships with correspondent banks, which could provide funds on short-term notice if needed.Our liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities.  Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds.  On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.

Heritage is a separate legal entity from HeritageBank and must provide for its own liquidity, as will Heritage after the conversion.  In addition to its operating expenses, Heritage is responsible for paying any dividends declared to its stockholders, and interest and principal on outstanding debt.  Heritage has also repurchased shares of its common stock.  Heritage’s primary source of funds consists of the net proceeds retained by Heritage from its initial public offering in 2010 and dividends from HeritageBank.  There are regulatory restrictions on the ability of HeritageBank to pay dividends.  At December 31, 2010, Heritage (on an unconsolidated basis) had $6.2 million in cash, federal funds sold, and interest-bearing deposits in banks generally available for its cash needs.

HeritageBank’s primary sources of funds are deposits, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided by operations.  While scheduled payments from the amortization of loans and maturing short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  In addition, HeritageBank invests excess funds in short-term interest-earning assets, which provide liquidity to meet lending requirements.  HeritageBank also generates cash through borrowings, primarily from Federal Home Loan Bank advances, to leverage its capital base, provide funds for its lending and investment activities and enhance its interest rate risk management.

HeritageBank uses its sources of funds primarily to meet its ongoing commitments, pay maturing deposits, fund withdrawals and fund loan commitments.  It is management’s policy to manage deposit rates that are competitive with other local financial institutions, based on our needs and potential uses of the funds.  Based on this management strategy, we believe that a majority of maturing deposits will remain with HeritageBank.  In addition, HeritageBank had the ability, at December 31, 2010, to borrow an additional $15.6 million from the Federal Home Loan Bank of Atlanta and $20.0 million from other lenders as a funding source to meet commitments and for liquidity purposes.

In March 2008, we purchased a lot in the Lee County Georgia market for $743,000 for potential future expansion.  We began construction of a branch at that location in late 2010 at an estimated cost of $2.5 million.  We acquired approximately $40.5 million in cash in our acquisition of the five branches in May 2010, and had $61.5 million in net proceeds from our 2010 public stock offering, which increased the Company’s liquidity levels significantly.

The consolidated statement of cash flows for the year ended December 31, 2010 and 2009, detail cash flows from operating, investing and financing activities.  For the year ended December 31, 2010, net cash provided by operating activities was $5.7 million while financing activities provided $87.5 million and investing activities reduced cash $79.3 million, resulting in a net increase in cash of $13.9 million.  The reduction of cash flow by investing activities included $40.5 million in proceeds from acquisition activity partially offset by net securities transactions that utilized $119.6 million of cash.  Cash flow provided by financing activities included $61.5 million related to our common stock offering and a $20.0 million increase from the proceeds of other borrowings.

The liquidity of Heritage is monitored continuously by Heritage’s Board-authorized Asset Liability Management Committee and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, Heritage’s and the HeritageBank’s liquidity ratios at December 31, 2010, were considered satisfactory.  At that date, Heritage’s short-term investments were adequate to cover any reasonably immediate need for funds.  Heritage is aware of no events or trends likely to result in a negative material change in liquidity.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates.  In addition to the commitments below, we had overdraft protection available in the amounts of $11.6 million at December 31, 2010.

	December 31, 2010
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(In thousands)
Contractual obligations:
Federal Home Loan Bank advances	27,500		10,000	25,000	62,500
Repurchase agreement	13	5,000	5,000	20,000	30,013
Other borrowings	2,408	-	-	-	2,408
Operating leases (premises)	316	334	94	743	1,487
Total advances and operating leases	30,237	5,334	15,094	45,743	96,408

Off-balance sheet loan commitments:
Undisbursed portions of loans closed	-	-	-	-	-
Commitments to originate loans	-	-	-	-	-
Unused lines of credit	23,286	3,140	2,145	12,800	41,371
Total loan commitments	23,286	3,140	2,145	12,800	41,371
Total contractual obligations and loan commitments					137,779

Capital Resources

Effective January 1, 2005, Heritage and HeritageBank became subject to minimum capital requirements imposed by the Georgia Department of Banking and Finance.  As of that same date, HeritageBank also became subject to minimum capital requirements and capital categories established by the Federal Deposit Insurance Corporation.

The recent stock offering significantly increased our capital levels.  Based on their capital levels at December 31, 2010, Heritage and HeritageBank exceeded these state and federal requirements.  Consistent with our goals to operate a sound and profitable organization, our policy is for HeritageBank to maintain a "well-capitalized" status under the capital categories of the Federal Deposit Insurance Corporation.  Based on capital levels at December 31, 2010, HeritageBank was considered to be well-capitalized.

As reflected below, Heritage and HeritageBank exceeded the minimum capital ratios at December 31, 2010:

	Actual		For Capital Adequacy Purposes		Minimum Required to be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital to Risk-Weighted Assets:
Heritage Consolidated	$120,189	26.4%	$36,465	8.0%	N/A	-
HeritageBank	$88,712	19.9%	$35,739	8.0%	$44,674	10.0%

Tier I Capital to Risk-Weighted Assets:
Heritage Consolidated	$114,560	25.1%	$18,234	4.0%	N/A	-
HeritageBank	$83,083	18.6%	$17,870	4.0%	$26,805	6.0%

Tier I Capital to Average Total Assets:
Heritage Consolidated	$114,560	16.1%	$28,508	4.0%	N/A	-
HeritageBank	$83,083	12.1%	$27,436	4.0	$34,294	5.0%

Impact of Inflation

The effects of price changes and inflation can vary substantially for most financial institutions.  While management believes that inflation affects the economic value of total assets, it believes that it is difficult to assess the overall impact.  Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of changes in the consumer price index coincides with changes in interest rates or asset values.  For example, the price of one or more of the components of the consumer price index may fluctuate considerably, influencing composite consumer price index, without having a corresponding affect on interest rates, asset values, or the cost of those goods and services normally purchased by us.  In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans.  In addition, higher short-term interest rates tend to increase the cost of funds.  In other years, the opposite may occur.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

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

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	limiting the percentage of long-term, fixed-rate loans within our portfolio;

•	originating a mix of variable-rate and shorter term fixed-rate loans;

•	originating prime-based home equity lines of credit;

•	managing deposit relationships for stability and a lower cost of funds position;

•	using Federal Home Loan Bank advances and other funding sources to align maturities and repricing terms of funding sources with loans; and

•	continuing the origination of consumer loans.

The risk management committee has oversight over the asset-liability management of Heritage.  This committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net income and the market value of portfolio equity.  Market value of portfolio equity is a measurement of the value of the balance sheet at a fixed point in time.  It is summarized as the fair value of assets less the fair value of liabilities.  The committee reviews computations of the value of capital at current interest rates and alternative interest rates.  The variance in the net portfolio value between current interest rate computations and alternative rate computations represents the potential impact on capital if rates were to change.

Heritage is exposed only to U.S. dollar interest rate changes, and, accordingly, Heritage manages exposure by considering the possible changes in the net interest margin.  Heritage does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading.  Heritage monitors its sensitivity to changes in interest rates and may use derivative instruments to hedge this risk.  Heritage does not enter into derivatives or other financial instruments for trading or speculative purposes.  Finally, Heritage has no exposure to foreign currency exchange rate risk and commodity price risk.

Interest rates play a major part in the net interest income of a financial institution.  The sensitivity to rate changes is known as “interest rate risk.”  The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income.

Heritage uses simulation analysis to monitor changes in net interest income due to changes in market interest rates.  The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings.  The analysis of the impact on net interest income over a 12-month period is subjected to a shock in interest rates of 100, 200, 300  and 400 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis.  We also monitor regulatory required interest rate risk analysis which simulates more dramatic changes to rates.

Heritage’s strategy is to mitigate interest risk to the greatest extent possible. Based on our analysis of Heritage’s overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk.  These strategies aim to achieve neutrality to interest rate risk.  Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates. As of December 31, 2010, a drop in interest rates would increase our net interest income and an increase in rates would decrease our net interest income, also known as liability sensitive.  From 2008 through 2010, we put minimum interest rate requirements, also known as floors, in our prime-based floating rate loans.  These floors are generally 200 to 300 basis points above their current index rate.  These floors allowed us to earn a higher rate of interest than we would have otherwise earned during 2008, 2009 and 2010.  However, due to these floors, many of our loans will not reprice when rates rise, until the increase in rates exceeds the loan floor.  This lag in repricing is part of the reason we are liability sensitive over the next year in a rising rate environment.  We feel that the level of interest rate risk is at an acceptable level, and is within our internal policy limits.

Heritage maintains a risk management committee that monitors and analyzes interest rate risk.  This committee is comprised of members of senior management and outside directors.  This committee meets on a monthly basis and reviews the simulations listed above, as well as other interest rate risk reports.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities at December 31, 2010, the interest rate sensitivity gap (i.e., interest-rate sensitive assets divided by interest-rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest-rate sensitive assets divided by interest-rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	December 31, 2010
	Maturing or Repricing Within
	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
	(Dollars in thousands)

Earning assets:
Short-term assets	10,911	-	-	-	10,911
Investment securities	37,034	53,748	112,269	35,326	238,377
Loans held for sale	225	-	-	-	225
Loans	134,225	60,349	172,754	51,669	418,997
	182,395	114,097	285,023	86,995	668,510

Interest-bearing liabilities:
Interest-bearing demand deposits	(98,364)	-	-	-	(98,364)
Savings and money market	(213,115)	-	-	-	(213,115)
Time deposits	(32,054)	(81,443)	(55,443)	(9,054)	(177,994)
Other borrowings	(32,421)	-	-	-	(32,421)
Federal Home Loan Bank advances	-	(27,500)	(10,000)	(25,000)	(62,500)
	(375,954)	(98,943)	(65,443)	(34,054)	(584,394)

Interest rate sensitivity gap	(193,559)	25,154	219,580	52,941	104,116
Cumulative interest rate sensitivity gap	(193,559)	(168,405)	51,175	104,116
Interest rate sensitivity gap ratio	(0.49)	(1.28)	(4.36)	(2.55)
Cumulative interest rate sensitivity gap ratio	(0.49)	(0.64)	(1.10)	(1.18)

The following table shows the results of our projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for an immediate change or “shock” in market interest rates over a twelve month period.  Due to the historically low level of interest rates, we do not believe downward shocks greater than 50 basis points are relevant.  In addition, due to the historically low interest rate environment, there is concern that we may see dramatic increases in interest rates when they begin to rise.  To address this concern, we increased our upward interest rates shocks to include a shock of 400 basis points.

Market Rate Change	Effect on Net Interest Income
+400	-11.0%
+300	-13.8%
+200	-9.0%
+100	-4.8%
-50	-0.8%

Item 8.  Financial Statements

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

***

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Heritage Financial Group, Inc.
 and Subsidiary
Albany, Georgia

We have audited the accompanying consolidated balance sheets of Heritage Financial Group, Inc. and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Group, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia
March 31, 2011

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
Assets

Cash and due from banks	$28,802,742	$14,921,517
Interest-bearing deposits in banks	10,911,460	43,236,287
Federal funds sold	2,700,000	11,340,000
Securities available for sale, at fair value	238,376,902	120,526,900
Federal Home Loan Bank Stock, at cost	3,703,400	3,253,400
Other equity securities, at cost	1,010,000	1,010,000
Loans held for sale	224,500	-

Loans	418,996,996	334,138,932
Less allowance for loan losses	8,101,445	6,060,460
Loans, net	410,895,551	328,078,472

Premises and equipment, net	21,411,630	15,590,120
Premises held for sale	1,080,000	1,080,000
Accrued interest receivable	2,907,050	2,799,375
Foreclosed assets	3,688,727	1,795,544
Goodwill and intangible assets	2,912,423	1,570,832
Cash surrender value of bank owned life insurance	15,023,828	14,756,771
Other assets	11,788,073	11,988,301

	$755,436,286	$571,947,519

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$44,769,144	$28,881,905
Interest-bearing	489,473,815	397,724,617
Total deposits	534,242,959	426,606,522
Federal funds purchased and securities sold under repurchase agreements	32,421,482	32,843,465
Other borrowings	62,500,000	42,500,000
Accrued interest payable	702,495	706,321
Other liabilities	6,229,438	8,474,370
Total liabilities	636,096,374	511,130,678

Commitments and contingencies

Stockholders' equity
Preferred stock, par value; $0.01; 5,000,000 and 1,000,000 shares authorized; none issued, respectively	-	-
Common stock, par value $0.01; 45,000,000 and 25,000,000 shares authorized; 8,710,511 and 11,454,344 shares issued, respectively	87,106	114,543
Capital surplus	88,876,137	40,609,551
Retained earnings	39,535,922	38,984,165
Accumulated other comprehensive loss, net of tax of $2,609,457 and $1,591,489	(3,914,186)	(2,387,234)
Unearned employee stock ownership plan (ESOP) shares, 492,320 and 242,385 shares	(5,245,067)	(2,423,850)
	119,339,912	74,897,175
Treasury stock, at cost, - and 1,055,084 shares	-	(14,080,334)
Total stockholders' equity	119,339,912	60,816,841
	$755,436,286	$571,947,519

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008

Interest income
Interest and fees on loans	$23,809,819	$18,555,397	$20,881,600
Interest on taxable securities	3,495,200	3,603,871	4,890,165
Interest on nontaxable securities	959,640	1,174,043	1,175,720
Interest on federal funds sold	45,257	53,629	232,456
Interest on deposits in other banks	129,275	13,870	15,424
	28,439,191	23,400,810	27,195,365
Interest expense
Interest on deposits	5,759,328	6,471,521	9,042,782
Interest on other borrowings	2,514,931	2,321,842	3,451,560
	8,274,259	8,793,363	12,494,342

Net interest income	20,164,932	14,607,447	14,701,023
Provision for loan losses	5,500,000	7,500,000	3,350,000
Net interest income after provision for loan losses	14,664,932	7,107,447	11,351,023

Noninterest income
Service charges on deposit accounts	4,112,557	3,546,681	3,957,589
Other service charges, commissions and fees	2,064,479	1,405,938	1,287,591
Brokerage fees	1,069,983	914,041	1,029,980
Mortgage origination fees	606,556	344,576	400,044
Bank owned life insurance	610,375	620,652	495,492
Gain on bank owned life insurance	915,957	-	-
Impairment loss on securities available for sale	-	-	(3,119,181)
Gain on sales of securities	293,791	908,877	234,676
Bargain purchase gain	2,722,063	-	-
Other	87,657	45,885	301,308
	12,483,418	7,786,650	4,587,499
Noninterest expense
Salaries and employee benefits	12,675,636	8,898,984	8,987,913
Equipment	1,130,500	984,985	1,217,142
Occupancy	1,511,463	1,197,823	1,204,156
Data processing fees	2,190,497	1,605,510	1,299,963
Directors fees and retirement	563,312	553,428	552,289
Consulting and other professional fees	363,652	296,975	317,957
Advertising and marketing	592,974	439,032	496,124
Legal and accounting	616,110	493,118	528,085
Telecommunications	517,276	239,073	257,617
Supplies	349,772	176,521	176,973
FDIC insurance and other regulatory fees	924,129	871,622	267,475
(Gain) loss on sales and write-downs of other real estate owned	(17,512)	422,100	386,317
Foreclosed asset and collection expenses	1,013,075	256,671	229,039
Impairment loss on intangible asset	1,000,000	-	-
Impairment loss on premises held for sale	-	502,469	-
Other operating	2,618,230	1,332,431	1,507,808
	26,049,114	18,270,742	17,428,858

(Continued)

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008

Income (loss) before income taxes	$1,099,236	$(3,376,645)	$(1,490,336)

Applicable income tax benefits	(306,638)	(1,724,326)	(1,227,976)

Net income (loss)	$1,405,874	$(1,652,319)	$(262,360)

Basic income (loss) per share	$0.17	$(0.20)	$(0.03)

Diluted income (loss) per share	$0.17	$(0.20)	$(0.03)

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2010	2009	2008

Net income (loss)	$1,405,874	$(1,652,319)	$(262,360)

Other comprehensive income (loss):
Net realized gain on termination of cash flow hedge during the period,net of tax of $510,078	-	-	765,117
Elimination of unrealized gain on cash flow hedge terminated during the period, net of tax of $156,558	-	-	(234,838)
Accretion of realized gain on terminated cash flow hedge, net of tax of $140,747 and $64,018	(211,120)	(211,120)	(96,027)
Net unrealized holding gains (losses) arising during period, net of tax (benefit) of $694,927; ($671,983); $994,469	(1,042,391)	1,007,973	(1,491,704)
Reclassification adjustment for (gains) losses and securities impairment included in net income (loss), net of tax (benefit) $117,516; $363,551; ($1,153,802)	(176,274)	(545,326)	1,730,703
Adjustment to recognize funded status of pension plan, net of tax (benefit) of $64,778, ($31,248) and $37,028	(97,167)	46,872	(55,542)

Total other comprehensive income (loss)	(1,526,952)	298,399	617,709

Comprehensive income (loss)	$(121,078)	$(1,353,920)	$355,349

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Capital	Retained	Unearned ESOP	Treasury	Other Comprehensive
	Shares	Par Value	Surplus	Earnings	Shares	Stock	Income	Total

Balance, December 31, 2007	11,443,723	$114,437	$39,009,323	$42,406,483	$(3,305,250)	$(9,329,501)	$(3,303,342)	$65,592,150
Net loss	-	-	-	(262,360)	-	-	-	(262,360)
Cash dividend declared, $0.28 per share	-	-	-	(786,914)	-	-	-	(786,914)
Stock-based compensation expense	-	-	809,086	-	-	-	-	809,086
Repurchase of 377,894 shares of stock for the treasury	-	-	-	-	-	(4,244,715)	-	(4,244,715)
Issuance of 330 shares of common stock from the treasury	-	-	(836)	-	-	4,403	-	3,567
Forfeiture of restricted shares of common stock	(884)	(9)	9	-	-	-	-	-
Issuance of restricted shares of common stock	9,505	95	(95)	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	617,709	617,709
Tax benefit shortfall from stock- based compensation plans	-	-	(3,432)	-	-	-	-	(3,432)
ESOP shares earned, 44,070 shares	-	-	47,182	-	440,700	-	-	487,882
Balance, December 31, 2008	11,452,344	$114,523	$39,861,237	$41,357,209	$(2,864,550)	$(13,569,813)	$(2,685,633)	$62,212,973
Net loss	-	-	-	(1,652,319)	-	-	-	(1,652,319)
Cash dividend declared, $0.32 per share	-	-	-	(720,725)	-	-	-	(720,725)
Stock-based compensation expense	-	-	807,402	-	-	-	-	807,402
Repurchase of 62,026 shares of stock for the treasury	-	-	-	-	-	(516,426)	-	(516,426)
Issuance of 440 shares of common stock from the treasury	-	-	(2,602)	-	-	5,905	-	3,303
Issuance of restricted shares of common stock	2,000	20	(20)	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	298,399	298,399
Tax benefit shortfall from stock-based compensation plans	-	-	(58,494)	-	-	-	-	(58,494)
ESOP shares earned, 44,070 shares	-	-	(73,946)	-	440,700	-	-	366,754
Tax benefit on ESOP expense	-	-	75,974	-	-	-	-	75,974
Balance, December 31, 2009	11,454,344	$114,543	$40,609,551	$38,984,165	$(2,423,850)	$(14,080,334)	$(2,387,234)	$60,816,841

(Continued)

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

	Common Stock		Capital	Retained	Unearned ESOP	Treasury	Accumulated Other Comprehensive
	Shares	Par Value	Surplus	Earnings	Shares	Stock	Loss	Total
Balance, December 31, 2009	11,454,344	$114,543	$40,609,551	$38,984,165	$(2,423,850)	$(14,080,334)	$(2,387,234)	$60,816,841
Net income	-	-	-	1,405,874	-	-	-	1,405,874
Cash dividend declared, $0.36 per share	-	-	-	(854,117)	-	-	-	(854,117)
Stock-based compensation expense	-	-	809,653	-	-	-	-	809,653
Repurchase of 1,578 shares of stock for the treasury	-	-	-	-	-	(18,904)	-	(18,904)
Issuance of 1,075 shares of common stock from the treasury	-	-	(3,506)	-	-	14,343	-	10,837
Items relating to conversion and stock offering:
Merger of Heritage MHC	(7,868,875)	(78,689)	101,932	-	-	-	-	23,243
Treasury stock retired	(1,055,587)	(10,556)	(14,074,339)	-	-	14,084,895	-	-
Common stock exchanged for cash in lieu of issuing fractional shares	(411,127)	(4,110)	4,110	-	-	-	-	-
Proceeds from stock offering, net offering expenses ($4,458,503)	6,591,756	65,918	61,393,139	-	-	-	-	61,459,057
Purchase of ESOP shares (327,677)	-	-	-	-	(3,276,770)	-	-	(3,276,770)
Other comprehensive loss	-	-	-	-	-	-	(1,526,952)	(1,526,952)
Tax benefit from stock- based compensation plans	-	-	(14,417)	-	-	-	-	(14,417)
ESOP shares earned, 38,403 shares	-	-	3,626	-	455,553	-	-	459,179
Tax benefit on ESOP expense	-	-	46,388	-	-	-	-	46,388
Balance, December 31, 2010	8,710,511	$87,106	$88,876,137	$39,535,922	$(5,245,067)	$-	$(3,914,186)	$119,339,912

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008

OPERATING ACTIVITIES	$1,405,874	$(1,652,319)	$(262,360)
Net income (loss)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	946,286	911,587	964,205
Amortization of deposit intangibles	275,875	-	-
Impairment loss on intangible assets	1,000,000	-	-
Impairment loss on premises held for sale	-	502,469	-
Provision for loan losses	5,500,000	7,500,000	3,350,000
ESOP compensation expense	459,179	366,754	487,882
Provision for deferred taxes	(652,873)	(699,010)	(1,926,940)
Stock-based compensation expense	809,653	807,402	809,086
Net gain on termination of cash flow hedge	-	-	1,275,195
Accretion of gain on termination of cash flow hedge	(351,866)	(351,867)	(160,045)
Impairment losses on securities available for sale	-	-	3,119,181
Gain on sales of securities available for sale	(293,791)	(908,877)	(234,676)
(Gain) loss on sales and write-downs of other real estate owned	(17,512)	422,100	386,317
Net (gain) loss on sales or disposal of premises and equipment	(3,617)	(12,064)	865
Increase in bank owned life insurance	(267,057)	(620,652)	(495,472)
Excess tax benefit related to stock-based compensation plans	14,417	58,494	3,432
Excess tax expense related to ESOP	(46,388)	(75,974)	-
(Increase) decrease in interest receivable	115,402	(44,055)	431,030
Increase (decrease) in interest payable	(43,134)	(501,498)	97,690
(Increase) decrease in taxes receivable	1,608,321	(878,411)	695,099
(Increase) decrease in prepaid FDIC assessment	836,434	(2,020,181)	-
Gain on bank owned life insurance	(915,957)	-	-
Bargain purchase gain	(2,722,063)	-	-
Net other operating activities	(2,010,614)	(367,301)	(83,939)
Total adjustments	4,240,695	4,088,916	8,718,910

Net cash provided by operating activities	5,646,569	2,436,597	8,456,550

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	32,324,827	(42,490,529)	(365,797)
Purchases of securities available for sale	(256,281,260)	(97,885,273)	(64,161,362)
Proceeds from maturities of securities available for sale	100,128,082	31,400,213	15,985,014
Proceeds from sales of securities available for sale	36,565,857	64,814,421	37,416,842
Purchase of bank owned life insurance	-	-	(5,000,000)
Increase in Federal Home Loan Bank stock	(450,000)	(67,600)	(216,100)
Purchase of other equity securities	-	-	(1,010,000)
(Increase) decrease in federal funds sold	8,640,000	18,914,000	(15,749,000)
Decrease in loans, net	(40,083,365)	(3,548,886)	(3,906,118)
Purchases of premises and equipment	(3,333,599)	(691,749)	(2,950,733)
Net cash received from acquisition activity	40,552,942	61,446,617	-
Proceeds from sales of premises and equipment	17,261	12,745	-
Proceeds from sales of other real estate owned	2,628,085	1,220,206	1,112,341

Net cash provided by (used in) investing activities	(79,291,170)	33,124,165	(38,844,913)

(Continued)

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008

FINANCING ACTIVITIES
Increase (decrease) in deposits	$10,572,492	$(9,634,666)	$7,916,584
Increase (decrease) in federal funds purchased and securities sold under
repurchase agreements	(421,983)	(8,654,026)	26,209,039
Proceeds from other borrowings	20,000,000	-	46,000,000
Repayment of other borrowings	-	(11,293,787)	(43,500,000)
Excess tax benefit related to stock-based compensation plans	(14,417)	(58,494)	(3,432)
Excess tax related to ESOP	46,388	75,974	-
Purchase of treasury shares, net	(8,067)	(513,123)	(4,241,148)
Net proceeds from common stock offering and reorganization	61,482,300	-	-
Purchase of common shares for ESOP	(3,276,770)	-	-
Dividends paid to stockholders	(854,117)	(720,725)	(786,914)

Net cash provided by (used in) financing activities	87,525,826	(30,798,847)	31,594,129

Net increase in cash and due from banks	13,881,225	4,761,915	1,205,766

Cash and due from banks at beginning of year	14,921,517	10,159,602	8,953,836

Cash and due from banks at end of year	$28,802,742	$14,921,517	$10,159,602

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest	$8,278,085	$9,132,084	$12,396,652
Income taxes paid (received)	$(806,619)	$64,821	$7,300

NONCASH TRANSACTIONS
Increase (decrease) in unrealized losses on securities available for sale	$1,299,068	$(771,078)	$(398,332)
Decrease in unrealized gain on terminated cash flow hedges	$-	$-	$391,396
Principal balances of loans transferred to other real estate owned	$4,559,863	$716,084	$3,276,417
Pension liability increase (decrease)	$97,167	$(78,120)	$92,570

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Heritage Financial Group, Inc.  (the “Company”), a Maryland corporation, was incorporated in May 2010 and organized by Heritage MHC (the “MHC”), Heritage Financial Group and Heritage Bank of the South ( the “Bank”) to facilitate the second-step conversion of the Company from the mutual holding company structure to the stock holding company structure (the “Conversion”).  Upon consummation of the conversion, which occurred on November 30, 2010, the Company became the holding company for the Bank and a 100% publicly owned stock holding company.  As a result of the conversion, each share of Heritage Financial Group’s common stock owned by public shareholders was exchanged for 0.8377 shares of the Company’s common stock, with cash being paid in lieu of issuing fractional shares.

Concurrent with the conversion, the Company sold a total of 6,591,756 shares of common stock in the subscription, community and syndicated offerings at $10 per share, including 327,677 shares to the Heritage Financial Group, Inc. employee stock ownership plan.  The Company had common shares outstanding of 8,710,511 after the conversion, offering and exchange.

Through the Bank, the Company operates a full service banking business and offers a broad range of retail and commercial banking services to its customers located primarily in Southern Georgia and North Central Florida.  The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

Basis of Presentation and Accounting Estimates

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  Significant intercompany transactions and balances have been eliminated in consolidation.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, deferred tax assets, other-than-temporary impairments of securities, and the fair value of financial instruments.

Acquisition Accounting

Acquisitions are accounted for under the purchase method of accounting. Purchased assets and assumed liabilities are recorded at their estimated fair values as of the purchase date. Any identifiable intangible assets are also recorded at fair value.  When the fair value of the assets purchased exceed the fair value of liabilities assumed, a "bargain purchase gain" results.  If the consideration given exceeds the fair value of the net assets received, goodwill is recognized. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Acquisition Accounting (Continued)

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date and prohibit the carryover of the related allowance for loan losses.  When the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments, the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. The Company must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and adjusted accretable yield which will have a positive impact on interest income. In addition, purchased loans without evidence of credit deterioration are also accounted for under this method in FDIC-assisted acquisitions.

All identifiable intangible assets that are acquired in a business combination are recognized at fair value on the acquisition date. Identifiable intangible assets are recognized separately if they arise from contractual or other legal rights or if they are separable (i.e., capable of being sold, transferred, licensed, rented, or exchanged separately from the entity). Because deposit liabilities and the related customer relationship intangible assets may be exchanged in a sale or exchange transaction, the intangible asset associated with the depositor relationship is considered identifiable.

Cash Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks.  Cash flows from loans, federal funds sold, interest-bearing deposits, interest receivable, deposits, federal funds purchased and securities sold under repurchase agreements and interest payable in banks are reported net.

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank.  The total of those reserve balance requirements was approximately $9,684,000, and $2,787,000 at December 31, 2010 and 2009, respectively.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost.  Management has not classified any of its debt securities as held to maturity.  Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income, net of the related deferred tax effect.  Equity securities, including other equity securities, without a readily determinable fair value are classified as available for sale and recorded at cost.  Restricted equity securities are recorded at cost.

The amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the life of the securities.  Realized gains and losses, determined on the basis of the cost of specific securities sold, are included in earnings on the settlement date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities (Continued)

The Company evaluates investment securities for other-than-temporary impairment using relevant accounting guidance specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.  When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

Securities purchased under resale agreements and securities sold under repurchase agreements are generally accounted for as collateralized financial transactions as more fully disclosed in Note 12.  They are recorded at the amount at which the securities were acquired or sold plus accrued interest.  It is the Company’s policy to take possession of securities purchased under resale agreements, which are primarily U.S. Government and Government agency securities.  The market value of these securities is monitored, and additional securities are obtained when deemed appropriate to ensure such transactions are adequately collateralized.  The Company also monitors its exposure with respect to securities sold under repurchase agreements, and a request for the return of excess securities held by the counterparty is made when deemed appropriate.

Originated Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances less unearned income, net deferred fees and costs on originated loans and the allowance for loan losses.  Interest income is accrued on the outstanding principal balance.  Loan origination fees, net of certain direct origination costs of consumer loans not secured by real estate, are recognized at the time the loan is placed on the books.  Loan origination fees and costs for all other loans are deferred and recognized as an adjustment of the yield over the life of the loan using the level yield method.

The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured.  Past due status is based on contractual terms of the loan.  Generally, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.  All interest accrued, but not collected for loans that are placed on nonaccrual or charged off, is reversed against interest income, unless management believes that the accrued interest is recoverable through the liquidation of collateral.  Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.  Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.  Most mortgage loans held for sale are generally sold with servicing rights released.  Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold. Sales in the secondary market are recognized when full acceptance and funding has been received.

Purchased Loans

Loans acquired in business acquisitions are recorded at the fair value at the acquisition date.  Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.

In determining the acquisition date fair value of purchased loans, and in subsequent accounting, the Company generally aggregates purchased loans into pools of loans with common risk characteristics. Expected cash flows at the acquisition date in excess of the fair value of loans are recorded as interest income over the life of the loans using a level yield method if the timing and amount of the future cash flows of the pool is reasonably estimable. Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to expense.  Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely.  Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio.  The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of loans in light of historical experience, the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions that may affect the borrower's ability to pay an estimated value of any underlying collateral.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.  While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are significant changes in economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as impaired.  For impaired loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component covers non-impaired loans and is based on historical loss experience adjusted for other qualitative factors.  Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.  An unallocated component may be maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Mortgage Origination Fees

The Company originates first mortgage loans for other investors.  These loans are not funded by the Company but, upon closing, the Company receives a fee from the investor.  Generally, the Company receives fees equivalent to a stated percentage of the loan amount.

Premises and Equipment

Land is carried at cost.  Premises and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives:

Years

Buildings	40
Furniture and equipment	3-7

Intangible Assets

In 2009, intangible assets consisted of a payment made to complete a series of transactions which allowed the Company to acquire the right to branch into Florida in 2006.  This indefinite lived intangible asset was required to be tested at least annually for impairment or whenever events occurred that may have indicated the recoverability of the carrying amount was not probable.  In the event of impairment, the amount by which the carrying amount exceeded the fair value was charged to earnings. In July 2010, a law was enacted that removed certain barriers to interstate branching which resulted in complete impairment in the carrying value of this intangible asset. The carrying amount of this asset at December 31, 2010 and 2009 was $0 and $1,000,000, respectively.

Intangible assets also consist of core deposit intangibles acquired in connection with business combinations.  The core deposit intangibles are initially recognized based on a valuation performed as of the consummation date.  The core deposit intangibles are amortized over the average remaining life of the acquired customer deposits, or approximately 7 years.  Intangible assets were evaluated for impairment as of December 31, 2010, and based on that evaluation there was no impairment.  The carrying amount of the core deposit intangible at December 31, 2010 and December 31, 2009 was $2,635,809 and $570,832, respectively.  These core deposit intangibles were acquired in May 2010 and December 2009 and, therefore, no amortization expense or related accumulated amortization was recorded as of December 31, 2009.  Amortization expense for the year ending December 31, 2010 was $275,875.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

Goodwill recorded represents the excess of the purchase price over the fair value of the net assets acquired in acquisitions. Goodwill acquired in a purchase business combination is determined to have an indefinite useful life and  is not amortized, but tested for impairment at least annually.

Goodwill is tested for impairment on an annual basis and between annual tests if events occur, or if circumstances change, that would more likely than not reduce the fair value below its carrying amount. The annual impairment test is based on discounted cash flow models that incorporate variables including growth in net income, discount rates, and terminal values. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized as a non-cash charge.  Goodwill was evaluated for impairment during the fourth quarter of 2010, and based on that evaluation there was no impairment.

Foreclosed Assets

Foreclosed assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value less estimated costs to sell.  Any write-down to fair value at the time of transfer to foreclosed assets is charged to the allowance for loan losses.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Costs of improvements are capitalized, whereas costs relating to holding foreclosed assets and subsequent adjustments to the value are expensed.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company - put presumptively beyond the reach of the transferor and its creditors even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Pension Plan

The compensation cost of an employee’s pension benefit is recognized on the projected unit credit method over the employee’s approximate service period.  The Company’s funding policy is to contribute annually an amount that satisfies the funding standard account requirements of ERISA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee Stock Ownership Plan ("ESOP")

The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders’ equity.  Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.  Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

The Company accounts for its ESOP in accordance with ASC 718-40.  Accordingly, since the Company sponsors the ESOP with an employer loan, neither the ESOP’s loan payable or the Company’s loan receivable are reported in the Company’s consolidated balance sheet.  Likewise, the Company does not recognize interest income or interest cost on the loan.  Unallocated shares held by the ESOP are recorded as unearned ESOP shares in the consolidated statement of changes in stockholders’ equity.  As shares are released for allocation, the Company recognizes compensation expense equal to the average market price of the shares for the period.

Income Taxes

The income tax accounting guidance results in two components of income tax expense: current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  The Company determines deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.  The Company and Bank file consolidated income tax returns but maintain a tax allocation agreement, whereby the Company and Bank calculate their respective amounts of income and expenses and are only responsible for their share of the consolidated income taxes as if they were to file on an unconsolidated basis.

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods.  Deferred tax assets are recognized if it is more-likely-than-not, based on the technical merits, that the tax position will be realized or sustained upon examination.  The term more-likely-than-not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any.  A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information.  The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances, and information available at the reporting date and is subject to management’s judgment.  Deferred tax assets may be reduced by deferred tax liabilities and a valuation allowance if, based on the weight of evidence available, it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income (Loss) Per Share

Basic income (loss) per share represent net income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unearned shares of the Employee Stock Ownership Plan and unvested shares of stock.  Diluted income (loss) per share are computed by dividing net income (loss) by the sum of the weighted-average number of shares of common stock outstanding and dilutive potential common shares. Potential common shares consist only of stock options and unvested restricted shares.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income (loss).  Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the balance sheet, such items, along with net income (loss), are components of comprehensive income (loss).

Advertising Costs

Advertising costs are expensed as incurred.

Reclassification

Certain amounts in the consolidated financial statements presented in the year ended December 31, 2009 have been reclassed to conform to the December 31, 2010 presentation.

Recent Accounting Standards

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In June 2009, the FASB issued two standards which change the way entities account for securitizations and special-purpose entities:  Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets, (ASC Topic 860) and SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (ASC Topic 810).  SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This statement eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.  SFAS No. 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  These new standards require a number of new disclosures.  SFAS No. 167 requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  SFAS No. 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  These statements are effective at the beginning of a reporting entity’s first fiscal year beginning after November 15, 2009.  Early application was not permitted.  The adoption of these statements did not have a material effect on the Company's consolidated financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements. This ASU amends ASC Topic 820 to provide users of financial statements with additional information regarding fair value.  New disclosures required by the ASU include disclosures of significant transfers between Level 1 and Level 2 and the reasons for such transfers, disclosure of the reasons for transfers in or out of Level 3 and that significant transfers into Level 3 be disclosed separately from significant transfers out of Level 3, and disclosure of the valuation techniques used in connection with Level 2 and Level 3 valuations and the reason for any changes in valuation methods.  This ASU will generally be effective for interim and annual periods beginning after December 15, 2009.  However, disclosures of purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this ASU did not have a material effect on the Company’s consolidated financial position or results of operations.

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements.  The ASU requires Securities and Exchange Commission (SEC) filers to evaluate subsequent events through the date the financial statements are issued and removes the requirement for SEC filers to disclose the date through which subsequent events have been evaluated.  The FASB believes these amendments alleviate potential conflicts with the SEC’s requirements.  The ASU was effective upon issuance for the Company.  The adoption of this ASU did not have a material effect on the Company’s consolidated financial position or results of operations.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The guidance requires additional disclosure to facilitate financial statement users’ evaluation of the following: (1) the nature of credit risk inherent in the entity’s loan portfolio, (2) how that risk is analyzed and assessed in arriving at the allowance for loan losses, and (3) the changes and reasons for those changes in the allowance for loan losses.  For public companies, increased disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010.  Increased disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In January 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update 2010-20.  The guidance defers the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.                 ACQUISITION ACTIVITY

         Five Branches of The Park Avenue Bank

On May 24, 2010, the Company completed an acquisition of five branches of The Park Avenue Bank (“PAB”), two in Statesboro and one each in Baxley, Hazlehurst and Adel, Georgia.

The table below represents the refinements to the Company’s initial fair value adjustments allowed by ASC 820, recorded subsequent to the date of acquisition, as of December 31, 2010:

(dollars in thousands)	As Recorded by Heritage Financial Group	Adjusted Fair Value			As Recorded by Heritage Financial Group
Assets
Cash and cash equivalents	$40,562		$-		$40,562
Premises and equipment	3,448		-		3,448
Loans	51,792		(749	) (a)	51,043
Core deposit intangibles	1,130		781	(b)	1,911
Other assets	245		(63)		182
Total Assets	$97,177	$	(31)		$97,146

Liabilities
Noninterest-bearing deposits	$15,564		$-		$15,564
Interest-bearing deposits	81,557		(31	) (c)	81,526
Other liabilities	56		-		56
Total Liabilities	$97,177		$(31)		$97,146

The Company does not expect to make any future adjustments.

 Explanations
(a)	The adjustment represents a refinement to the fair market value of the loans assumed in the transaction.

(b)
The adjustment represents a refinement to the value of the core deposit intangible assumed in the acquisition.  The core deposit intangible was recorded as an identifiable intangible asset and will be amortized over the average life of the related deposit portfolio, estimated to be seven years.

(c)	The adjustment represents a refinement to fair value of the CD's acquired and will be amortized to reduce interest expense over the average life of the portfolio.

The Company did not acquire any loans with deteriorated credit quality as of the acquisition date in the PAB branch transaction.  Accordingly, the Company accounts for the loans acquired in this transaction under FASB ASC 805, Business Combinations.

The Tattnall Bank

On December 4, 2009, the Company participated in a federally-assisted acquisition of substantially all of the assets and substantially all of the liabilities of The Tattnall Bank (“Tattnall”) from the FDIC.  Tattnall operated two branch offices in the Southeast Georgia markets of Reidsville and Collins.  The Company’s bid included a discount payment from the FDIC totaling $15.0 million.  The Company did not enter into a loss-sharing agreement with the FDIC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.                 ACQUISITION ACTIVITY (Continued)

The Tattnall Bank (Continued)

The table below represents the refinements to the Company’s initial fair value adjustments allowed by ASC 820, recorded subsequent to the date of acquisition, as of December 31, 2010:

	As Recorded by Heritage Financial Group	Adjusted Fair Value		As Recorded by Heritage Financial Group
Assets	(dollars in thousands)
Cash and cash equivalents	$31,904	$-		$31,904
Investment securities	1,036	-		1,036
Loans	24,874	2,655	(a)	27,529
Foreclosed assets	601	-		601
Core deposit intangibles	159	104	(b)	263
Due from the FDIC	1,108	-		1,108
Other assets	600	-		600
Total Assets	$60,282	$2,759		$63,041

Liabilities
Noninterest-bearing deposits	$4,661	$-		$4,661
Interest-bearing deposits	51,876	100	(c)	51,976
Borrowings	1,294	-		1,294
Accrual for expenses	2,315	2,659		4,974
Other liabilities	136	-		136
Total Liabilities	$60,282	$2,759		$63,041

    Explanations
(a)	The adjustment represents a refinement to the fair market value of the loans assumed in the transaction.

(b)
The adjustment represents a refinement to the value of the core deposit intangible assumed in the acquisition.  The core deposit intangible was recorded as an identifiable intangible asset and will be amortized over the average life of the related deposit portfolio, estimated to be seven years.

(c)	The adjustment represents a refinement to fair value of the CD's acquired and will be amortized to reduce interest expense over the average life of the portfolio.

The Company elected to account for loans acquired in the Tattnall Bank acquisition under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

The Company recognizes that the determination of the initial fair value of loans at the acquisition date involves a high degree of judgment and complexity.  The carrying value of the acquired loans reflect management’s best estimate of the fair value of these assets as of the acquisition date.  However, the amount the Company ultimately recognizes on these assets could differ materially from the value reflected in these financial statements, based upon the timing and amount of collections on the acquired loans in future periods.  To the extent the actual values recognized for the acquired loans are less than the Company’s estimate, additional losses will be incurred.  These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to the closing date fair values becomes available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.                 ACQUISITION ACTIVITY (Continued)

The Tattnall Bank (Continued)

The Company did not immediately acquire the real estate, banking facilities, furniture or equipment of Tattnall as part of the purchase and assumption agreement.  However, the purchase and assumption agreement gave the Company the option to purchase these assets.  On March 4, 2010, the Company exercised its option with the FDIC and agreed to purchase these assets for approximately $1.3 million.

Lake City Branch of Atlantic Coast Bank

On December 31, 2009, the Company acquired certain assets and assumed certain liabilities of the Lake City, Florida, branch of Atlantic Coast Bank.  The Company purchased only performing loans that met underwriting standards of the Company.  After a due diligence review at this branch, the Company assumed substantially all the deposits of this branch.

The table below represents the refinements to the Company’s initial fair value adjustments allowed by ASC 820, recorded subsequent to the date of acquisition, as of December 31, 2010:

	As Recorded by Heritage Financial Group	Fair Value and Other Adjustments		As Recorded by Heritage Financial Group
Assets	(dollars in thousands)
Cash and cash equivalents	$29,542	$-		$29,542
Premises and equipment	592	-		592
Loans	10,706	(451	) (a)	10,255
Core deposit intangibles	411	49	(b)	460
Other assets	292	553		845
Total Assets	$41,543	$151		$41,694

Liabilities
Noninterest-bearing deposits	$1,074	$-		$1,074
Interest-bearing deposits	40,427	151	(c)	40,578
Other liabilities	42	-		42
Total Liabilities	$41,543	$151		$41,694

Explanations
(a)	The adjustment represents a refinement to the fair market value of the loans assumed in the transaction.

(b)
The adjustment represents a refinement to the value of the core deposit intangible assumed in the acquisition.  The core deposit intangible was recorded as an identifiable intangible asset and will be amortized over the average life of the related deposit portfolio, estimated to be seven years.

(c)	The adjustment represents a refinement to fair value of the CD's acquired and will be amortized to reduce interest expense over the average life of the portfolio.

  The Company did not acquire any loans with deteriorated credit quality as of the acquisition date in the Lake City branch acquisition.  Accordingly, the Company accounts for the loans acquired in this acquisition under FASB ASC 805, Business Combinations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.                 SECURITIES

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010:
U. S. Government sponsored agencies (GSEs) and U. S. Treasury securities	$89,679,833	$245,972	$(894,154)	$89,031,651
State and municipal securities	20,641,820	65,042	(1,546,891)	19,159,971
Corporate debt securities	2,169,801	-	(469,657)	1,700,144
GSE residential mortgage-backed securities	125,749,586	723,508	(1,137,256)	125,335,838
Private label residential mortgage-backed securities	2,800,558	6,933	-	2,807,491
Total debt securities	241,041,598	1,041,455	(4,047,958)	238,035,095
Equity securities	434,801	31,199	(124,193)	341,807
Total securities	$241,476,399	$1,072,654	$(4,172,151	$238,376,902
December 31, 2009:
U. S. Government sponsored agencies (GSEs) and U. S. Treasury securities	$30,571,605	$190,036	$(299,664)	$30,461,977
State and municipal securities	30,142,545	196,013	(1,215,694)	29,122,864
Corporate debt securities	2,178,999	44,976	(313,757)	1,910,218
GSE residential mortgage-backed securities	54,091,124	449,796	(4,682)	54,536,238
Private label residential mortgage-backed securities	3,859,494	15,015	(30)	3,874,479
Total debt securities	120,843,767	895,836	(1,833,827)	119,905,776
Equity securities	751,521	47,999	(178,396)	621,124
Total securities	$121,595,288	$943,835	$(2,012,223)	$120,526,900

The amortized cost and fair value of debt securities available for sale as of December 31, 2010 and 2009 by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	December 31, 2010		December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

One year or less	$24,998,970	$24,998,251	$-	$-
One to five years	13,576,702	13,113,049	3,700,300	3,487,707
Five to ten years	26,925,926	26,729,226	11,384,865	11,493,407
Over ten years	46,989,856	45,051,240	47,807,984	46,513,945
Mortgage-backed securities	128,550,144	128,143,329	57,950,618	58,410,717
	$241,041,598	$238,035,095	$120,843,767	$119,905,776

Securities with a carrying value of approximately $68,809,000 and $46,814,000 at December 31, 2010 and 2009, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.                 SECURITIES (Continued)

Gains and losses on sales of securities available for sale consist of the following:

	Years Ended December 31,
	2010	2009	2008

Gross gains on sales of securities	$323,771	$964,793	$361,701
Gross losses on sales of securities	(29,980)	(55,916)	(127,025)
Net realized gains on sales of securities available for sale	$293,791	$908,877	$234,676

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2010 and  2009.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2010 :
U.S. Government sponsored agencies (GSEs) and U.S. Treasury securities	$68,947,931	$(894,154)	$-	$-	$68,947,931	$(894,154)
State and municipal securities	13,815,123	(638,416)	3,540,787	(908,475)	17,355,910	(1,546,891)
Corporate debt securities	934,144	(79,419)	766,000	(390,238)	1,700,144	(469,657)
GSE residential mortgage-backed securities	72,747,679	(1,137,256)	-	-	72,747,679	(1,137,256)
Subtotal, debt securities	156,444,877	(2,749,245)	4,306,787	(1,298,713)	160,751,664	(4,047,958)
Equity securities	-	-	310,607	(124,193)	310,607	(124,193)
Total temporarily impaired securities	$156,444,877	$(2,749,245)	$4,617,394	$(1,422,906)	$161,062,271	$(4,172,151)

December 31, 2009:
U.S. Government sponsored agencies (GSEs) and U.S. Treasury securities	$14,295,966	$(299,664)	$-	$-	$14,295,966	$(299,664)
State and municipal securities	8,125,696	(311,298)	10,722,375	(904,396)	18,848,071	(1,215,694)
Corporate debt securities	-	-	845,308	(313,757)	845,308	(313,757)
GSE residential mortgage-backed securities	2,883,976	(4,682)	-	-	2,883,976	(4,682)
Private label residential mortgage-backed securities	24,344	(30)	-	-	24,344	(30)
Subtotal, debt securities	25,329,982	(615,674)	11,567,683	(1,218,153)	36,897,665	(1,833,827)
Equity securities	-	-	256,404	(178,396)	256,404	(178,396)
Total temporarily impaired securities	$25,329,982	$(615,674)	$11,824,087	$(1,396,549)	$37,154,069	$(2,012,223)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.                 SECURITIES (Continued)

GSE debt securities.  There were unrealized losses on seventeen investments in GSEs at December 31, 2010.  The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.  Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2010 and December 31, 2009.

State and municipal securities. The Company’s unrealized losses less than 12 months as of December 31, 2010 consisted of thirty investment securities all were considered investment grade.  The Company’s unrealized losses less than 12 months as of December 31, 2009 consisted of eighteen investment securities.  Seventeen of these securities represented approximately 93% of the market value and were rated investment grade.  The other security represented approximately 7% of the market value and was not rated.

The Company’s unrealized losses greater than 12 months as of December 31, 2010 consisted of fourteen investment securities.  Eight of these securities represented approximately 38% of the market value and were rated investment grade.  Six of these securities represented approximately 62% of the market value and were not rated.  The Company’s unrealized losses greater than 12 months as of December 31, 2009 consisted of twenty-three investment securities.  Eleven of these securities represented approximately 64% of the market value and were rated investment grade.  Twelve of these securities represented approximately 36% of the market value and were not rated.

The Company performs an impairment analysis on these investments on a quarterly basis.  In the performance of this analysis, the Company considers the financial strength, credit ratings, repayment ability, sources of cash flows and general business and economic outlooks of the municipalities of the underlying securities.  The Company uses publicly available data, as well as information obtained from investment brokers and analysts.  Based on these analyses, the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before the recovery of its par value, which may be maturity, the Company did not consider these investments to be other than temporarily impaired at December 31, 2010 and December 31, 2009.

Corporate debt securities.  The Company’s unrealized losses less than 12 months as of December 31, 2010 consisted of one investment security which is not rated by any of the major credit rating agencies.  The unrealized losses greater than 12 months as of December 31, 2010 and December 31, 2009 consisted of two investment securities.  The first investment security is not rated by any of the major credit rating agencies.  This investment security had a market value of $610,000 and  $700,000 as of December 31, 2010 and 2009, respectively, and an unrealized loss of $390,000 and $300,000 as of December 31, 2010 and 2009,  respectively.  The second investment security was rated BB- by Standard and Poor’s as of December 31, 2010 and 2009 which was below investment grade.  This investment security had a market value of $156,000 and $145,308 as of December 31, 2010 and 2009, respectively, and an unrealized loss of $238 and $13,757 as of December 31, 2010 and 2009, respectively.  The Company performs an impairment analysis on each of these investments on a quarterly basis.  In the performance of this analysis, the Company considers the financial strength, repayment ability, sources of cash flows and general business and economic outlooks of the businesses of the underlying securities.  The Company uses publicly available data, as well as information obtained from investment brokers and analysts.  Based on these analyses, the Company currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments.  Because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before the recovery of its par value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired as of December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.                 SECURITIES (Continued)

GSE residential mortgage-backed securities.  The unrealized losses on the Company’s investment in twenty-one and two GSE mortgage-backed securities at December 31, 2010 and 2009, respectively, were caused by interest rate increases.  The Company purchased those investments at a lower interest rate environment, and the contractual cash flows of those investments are guaranteed by an agency of the U.S. Government.  Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost bases of the Company’s investments.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell the investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2010 and 2009.

Marketable equity securities.  The Company’s investments in two marketable equity securities consist primarily of investments in preferred stock of entities in the financial services industry.  The Company evaluated the prospects of the issuer in relation to the severity and duration of the impairment.  Based on that evaluation and the Company’s ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company did not consider these investments to be other-than-temporarily impaired at December 31, 2010 and December 31, 2009.

Other-Than-Temporary Impairment

Upon acquisition of a security, the Company decides whether it is within the scope of the accounting guidance for beneficial interests in securitized financial assets or will be evaluated for impairment under the accounting guidance for investments in debt and equity securities.

The accounting guidance for beneficial interests in securitized financial assets provides incremental impairment guidance for a subset of the debt securities within the scope of the guidance for investments in debt and equity securities. For securities where the security is a beneficial interest in securitized financial assets, the Company uses the beneficial interests in securitized financial asset impairment model. For securities where the security is not a beneficial interest in securitized financial assets, the Company uses the debt and equity securities impairment model.

Management routinely conducts periodic reviews to identify and evaluate each investment security to determine whether an other-than-temporary impairment has occurred. Economic models are used to determine whether an other-than-temporary impairment has occurred on these securities. While all securities are considered, the securities primarily impacted by other-than-temporary impairment testing are private-label mortgage-backed securities. For each private-label mortgage-backed security in the investment portfolio (including but not limited to those whose fair value is less than their amortized cost basis), an extensive, regular review is conducted to determine if an other-than-temporary impairment has occurred. Various inputs to the economic models are used to determine if an unrealized loss is other-than-temporary. The most significant inputs are the following:

•       Default rate

•       Severity

Other inputs may include the actual collateral attributes, which include geographic concentrations, credit ratings, and other performance indicators of the underlying asset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.                 SECURITIES (Continued)

Other-Than-Temporary Impairment (Continued)

During 2008, the Company recorded an other-than-temporary impairment charge on securities of three issuers whose securities were held in the Company’s available for sale portfolio. An other-than-temporary impairment charge of $1.5 million was recorded on the Company’s investment in Freddie Mac preferred stock.  The value of these securities declined significantly after the U.S. Government placed the company into conservatorship in September 2008.  The security has a new cost basis of $1.  The Company held the investment in the preferred stock of Freddie Mac at December 31, 2010 and 2009.  In addition, the Company had impaired corporate bonds of General Motors, in which the Company had an investment of $1.2 million that was written down to $220,000, and the corporate bonds of Ford Motor Credit, in which the Company held an investment of $1 million that was written down to $400,000.  Subsequent to the write down, the Company saw a significant increase in the value of the corporate bonds.  Based on the change in value, the Company sold the investments in General Motors and Ford Motor Credit for an approximate gain of $172,000.

                     Restricted Equity Securities

The investment in the common stock of the Federal Home Loan Bank of Atlanta is accounted for by the cost method, which also represents par value, and is made for long-term business affiliation reasons.  In addition, this investment is subject to restrictions relating to sale, transfer or other disposition.  Dividends are recognized in income when declared.  The carrying value of this investment at December 31, 2010 and 2009 is $3,703,400 and $3,253,400, respectively.   The estimated fair value of this investment is $3,703,400 as of December 31, 2010, and therefore is not considered impaired.

Other equity securities represent an investment in the common stock of the Chattahoochee Bank of Georgia (“Chattahoochee”), a de novo bank in Gainesville, Georgia.  The Company accounts for this investment by the cost method.  This investment represents approximately 4.9% of the outstanding shares of Chattahoochee.  Since its initial capital raise, Chattahoochee has not had any stock transactions, and therefore, no fair market value is readily available.  The carrying value of this investment at  December 31, 2010 is $1,010,000.  The Company plans to hold this investment for the foreseeable future, and did not consider it impaired as of December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.                 LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans is summarized as follows:

	December 31,
	2010	2009

Commercial real estate:
Non Residential	$97,482,402	$71,013,650
Multifamily	10,769,939	11,650,057
Farmland	11,775,446	9,012,642
Total commercial real estate loans	120,027,787	91,676,349

Construction and land	22,426,182	28,002,622

Consumer real estate:
Mortgage loans, 1-4 families	110,961,116	81,255,214
Home equity	16,637,774	17,312,606
Total consumer real estate loans	127,598,890	98,567,820

Consumer:
Indirect auto loans	8,747,644	16,546,425
Direct auto loans	7,651,136	10,151,213
Other	8,875,116	8,283,542
Total consumer loans	25,273,896	34,981,180

Commercial and industrial loans	50,194,884	45,784,735

Total originated loans	345,521,639	299,012,706

Purchased loans, net of fair market value adjustments	73,475,357	35,126,226

Total loans	418,996,996	334,138,932
Total allowance for loan losses	(8,101,445)	(6,060,460)
Loans, net	$410,895,551	$328,078,472

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2010	2009	2008
Balance, beginning of period	$6,060,460	$4,950,722	$4,415,669
Provision for loan losses	5,500,000	7,500,000	3,350,000
Loans charged off	(3,686,283)	(6,620,779)	(3,001,570)
Recoveries of loans previously charged off	227,268	230,517	186,623
Balance, end of period	$8,101,445	$6,060,460	$4,950,722

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.                 LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and recorded investment in loans by segment:

	Commercial Real Estate	Consumer Real Estate	Construction and Land	Commercial and Industrial Loans	Consumer	Total
2010 Allowance for loan losses:
Beginning balance	$1,176	$1,422	$1,419	$1,193	$850	$6,060
Add (deduct):
Charge-offs	(412)	(1,278)	(704)	(804)	(488)	(3,686)
Recoveries	-	10	-	-	217	227
Provision	957	2,043	1,262	1,212	26	5,500
Ending balance	$1,721	$2,197	$1,977	$1,601	$605	$8,101
Loans:
Ending balance: individually evaluated for impairment	$2,625	$5,699	$4,909	$932	$-	$14,165
Ending balance: collectively evaluated for impairment	$35	$132	$87	$52	$161	$467

The following is a summary of information pertaining to impaired loans:

	As of and For the Years Ended
	December 31,
	2010	2009	2008
	(dollars in thousands)
Impaired loans without a valuation allowance	$-	$-	$-
Impaired loans with a valuation allowance	14,632	7,237	7,281
Total impaired loans	$14,632	$7,237	$7,281
Valuation allowance related to impaired loans	$2,803	$1,175	$666
Year to date average investment in impaired loans	$8,821	$9,506	$4,811
Foregone interest income on impaired loans	$538	$610	$203

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual term of the loan.  Impaired loans include loans modified in troubled debt restructuring where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.                 LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Included in certain loan categories in the originated impaired loans are troubled debt restructurings that were classified as impaired.  At December 31, 2010, the Company had troubled debt restructurings totaling $7.7 million, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.  Included in nonaccruing loans at December 31, 2010, are troubled debt restructurings of $1.1 million.  In addition, at that date the Company had troubled debt restructurings totaling $6.6 million that were performing in accordance with their modified terms and are not included in nonaccruing loans.

Impaired loans by class are presented below for 2010:

					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	YTD 2010
	(dollars in thousands)
Commercial real estate:
Non Residential	$1,357	$1,357	$280	$1,357	$1
Multifamily	1,302	1,302	175	1,302	47
Farmland	-	-	-	-	-
Total commercial real estate loans	2,659	2,659	455	2,659	48

Construction and land	4,997	4,997	1,114	4,997	198

Consumer real estate:
Mortgage loans, 1-4 families	5,803	5,803	896	5,803	237
Home equity	7	7	2	7	1
Total consumer real estate loans	5,810	5,810	898	5,810	238

Consumer:
Indirect auto loans	108	108	50	108	5
Direct auto loans	45	45	17	45	2
Other	8	8	3	8	1
Total consumer loans	161	161	70	161	8

Commercial and industrial loans	1,005	1,005	266	1,005	62

Total originated loans	14,632	14,632	2,803	14,632	554

Purchased loans, net	1,848	1,848	-	1,848	42

Total	$16,480	$16,480	$2,803	$16,480	$596

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.                 LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Below is an analysis of the age of recorded investment in loans that are past due as of the year ended December 31, 2010.

	30-59	60-89	Greater	Total
	Days	Days	Than	Past		Total
	Past Due	Past Due	90 Days	Due	Current	Loans
	(dollars in thousands)
Commercial real estate:
Non Residential	$-	$-	$1,357	$1,357	$96,126	$97,483
Multifamily	-	-	1,302	1,302	9,468	10,770
Farmland	-	-	-	-	11,775	11,775
Total commercial real estate loans	-	-	2,659	2,659	117,369	120,028

Construction and land	295	-	1,423	1,718	20,708	22,426

Consumer real estate:
Mortgage loans, 1-4 families	865	-	3,758	4,623	106,338	110,961
Home equity	-	38	7	45	16,593	16,638
Total consumer real estate loans	865	38	3,765	4,668	122,931	127,599

Consumer:
Indirect auto loans	171	10	108	289	8,458	8,747
Direct auto loans	42	5	45	92	7,559	7,651
Other	12	-	8	20	8,856	8,876
Total consumer loans	225	15	161	401	24,873	25,274

Commercial and industrial loans	34	89	88	211	49,984	50,195

Total originated loans	1,419	142	8,096	9,657	335,865	345,522

Purchased loans	835	103	1,848	2,786	70,689	73,475

Total	$2,254	$245	$9,944	$12,443	$406,554	$418,997

There were no accruing loans that were greater than 90 days past due at December 31, 2010.

The Bank manages the loan portfolio by assigning one of eight credit risk ratings based on an internal assessment of credit risk.  The credit risk categories are Pass 1 Highest Quality, Pass 2 Highest Quality to satisfactory, Pass 3 Satisfactory, Pass 4 Minimum Acceptable credit, OAEM Special Mention 5, Substandard 6 excessive credit risk, doubtful 7, and loss 8.

Pass-1-Highest Quality - Assets of this grade are the highest quality credits of the Bank. They exceed substantially all the Bank's underwriting criteria, and provide superior protection for the Bank through the paying capacity of the borrower and value of the collateral. The Bank's credit risk is considered to be negligible.

Pass-2-Highest Quality to Satisfactory - Loans that are fully secured by tangible collateral, and the borrowers have demonstrated or documented exceptional credit history, net worth or some other measure of repayment ability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.                 LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Pass-3-Satisfactory - Loans that are of satisfactory credit quality, are properly structured and documented, and require only normal supervision.  Financial data is current and adequate income, profits, cash flow and satisfactory credit history and leverage position of borrower, make financial condition satisfactory.  Loan is in proportion to worth.  Unsecured loans are normally for specific purposes and short term.  Secured loans have good collateral margin.  Repayment terms are realistic, clearly defined and based upon the primary source of repayment and all such loans meet banks lending criteria.  Seasonal loans, such as crop production or working capital, are seasonally rested.  Real estate loans are within proper loan to value ratios and have adequate debt service coverage.

Pass-4-Minimum Acceptable Credit - Loans which exhibit all the characteristics of a Satisfactory Credit but warrant more than the normal level of Loan Officer supervision, due to: Circumstances which elevate the risks of performance prospects (i.e., start-up operations, untested management, heavy leverage, interim losses); Adverse, extraordinary, events that have affected, or could affect, the borrower’s cash flow, financial condition, ability to continue operating profitability, or refinancing (i.e., death of principal, fire, divorce).

OAEM-5-Special Mention - Loans With Greater Than Normal Credit Risk - (Other Assets Especially Mentioned) - Credits in this category include loans on which payment is probable, but timeliness of payment is not certain.  Assets in this category have potential weaknesses, which, if not corrected, will leave the bank inadequately protected.  Such weaknesses threaten the integrity of the asset or will leave the bank’s position vulnerable.  Potential weakness may be evidenced by inadequate financial information, deteriorating capacity to service term debt, inability to meet reduction or payout requirements for interim or short term financing, unfavorable industry or company trends and companies with weak or deteriorating management.  Individuals with excessive leverage, or with financial information which omits or ignores cash flow or debt service, should also be classified OAEM.  Also includes, companies and individuals whose financial information is out of date.  Game plans must be developed on all OAEM assets and time frames established to cure the weaknesses in the credit or move the relationship out of the bank.

Substandard-6-Excessive Credit Risk - Loans rated #6 are substandard assets and are classified loans.  These loans represent an excessive credit risk for the bank and must be monitored closely for adherence to game plans. Substandard assets are inadequately protected by the tangible net worth and repayment capacity of the borrower.  The collateral pledged may be insufficient to cover the bank’s exposure.  There are well-defined weaknesses which jeopardize the repayment of the loan on reasonable terms and the borrower may not be able to keep up the interest payments.  Adverse trends may result in payment over an excessive period of time and there may be the possibility of loss.  Substandard loans may or may not be placed on non-accrual, the unsecured portion of some loans may be written down.

Doubtful-7 - Loans that have all of the weaknesses inherent in those classified as Substandard, with the additional characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable.  This assessment should be made on current facts, conditions and values.  The probability of some loss is extremely high, but because of certain important and reasonably specific pending factors (i.e., merger/liquidation, capital injection, refinancing plans, and perfection of liens), the amount of loss cannot yet be determined.  Determination of the pending factors should generally be resolved within six months and the asset partially, or fully, charged-off or moved to substandard.  All doubtful assets must be placed on non-accrual.  A reserve allocation of at least 50% is normally recommended for such loans.

Loss-8 - Loans in the loss category are those, which are deemed uncollectible, and as such, are charged to the Loan Loss Reserve.  Loans may be charged off, either in whole or in part.  Loans, which carry a #8 rating, are no longer considered assets of the bank.  The 8-risk rating may be used to designate the remaining portion of a relationship still on the Bank’s books after the exposure has been charged off.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.                 LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Credit quality indicators by class are presented below for 2010:

				Construction
	Non-			and
	Residential	Multifamily	Farmland	Land
	(dollars in thousands)
Commercial Real Estate Credit Exposure
Pass 1	$-	$-	$-	$-
Pass 2	-	-	-	-
Pass 3	39,237	4,677	6,788	6,550
Pass 4	54,146	4,790	3,167	9,649
Special Mention 5	843	-	1,293	530
Substandard 6	3,256	1,303	527	5,697
Doubtful 7	-	-	-	-
Loss 8	-	-	-	-
Total	$97,482	$10,770	$11,775	$22,426

Commercial
(dollars in thousands)
Commercial Credit Exposure
Pass 1	$848
Pass 2	281
Pass 3	27,687
Pass 4	18,793
Special Mention 5	651
Substandard 6	1,935
Doubtful 7	-
Loss 8	-
Total	$50,195

	Mortgage	Home Equity
	(dollars in thousands)
Consumer Real Estate Credit Exposure
Pass 1-4	$101,093	$16,541
Special Mention 5	1,359	-
Substandard 6	8,509	97
Doubtful 7	-	-
Loss 8	-	-
Total	$110,961	$16,638

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.                 LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Indirect		Other
	Auto	Auto	Consumer
	(dollars in thousands)
Consumer Credit Exposure
Pass 1-4	$8,509	$7,578	$8,850
Special Mention 5	25	-	-
Substandard 6	214	73	26
Doubtful 7	-	-	-
Loss 8	-	-	-
Total	$8,748	$7,651	$8,876

Purchased, Net Fair Value
(dollars in thousands)
Purchased Loans Credit Exposure
Pass 1	$1,024
Pass 2	19
Pass 3	44,694
Pass 4	19,977
Special Mention 5	2,576
Substandard 6	5,185
Doubtful 7	-
Loss 8	-
Total	$73,475

Purchased Loans

The Company elected  to account for loans acquired in The Tattnall Bank Acquisition under ASC 310 – 30.  Under ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement. Loans with specific evidence of deterioration in credit quality were accounted for under FASB ASC 310.  In addition, the Company determined it would not be able to collect all the contractually required principal and interest payments on other loans in the portfolio which did not have specific evidence of credit quality due to multiple factors, including the deterioration of the economy since origination of these loans, the decline in real estate values in the market areas of the loans, and the poor underwriting standards under which these loans were originated.   These loans are accounted for by analogy to FASB ASC 310.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.                 LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Purchased Loans (Continued)

The following table represents the loans receivables as of December 31, 2010:

(dollars in thousands)	Acquired Loans Without Specific Evidence of Deterioration in Credit Quality	Acquired Loans With Specific Evidence of Deterioration in Credit Quality	Total Loans Acquired

Contractually required principal and interest	$18,430	$15,145	$33,575
Non-accretable difference	(1,393)	(5,866)	(7,259)
Cash flows expected to be collected	17,037	9,279	26,316
Accretable yield	(3,299)	(1,299)	(4,598)
Basis in acquired loans	$13,738	$7,980	$21,718

The following table is a summary of changes in the accretable yields of acquired loans since the acquisition date and reflect refinements to the Company's initial estimate:

(dollars in thousands)	Acquired Loans Without Specific Evidence of Deterioration in Credit Quality	Acquired Loans With Specific Evidence of Deterioration in Credit Quality	Total Loans Acquired

Balance at acquisition, December 4, 2009	$1,090	$2,480	$3,570
Accretion	(65)	(128)	(193)
Balance, December 31, 2009	$1,025	$2,352	$3,377
Transfers from non-accretable difference
to accretable yield	3,823	(485)	3,338
Accretion	(1,549)	(568)	(2,117)
Balance, December 31, 2010	$3,299	$1,299	$4,598

The Company did not acquire any loans with deteriorated credit quality as of the acquisition date in the Lake City and Park Avenue Bank branch acquisitions.  Accordingly, the Company accounts for the loans acquired in these acquisitions under FASB ASC 805, Business Combinations.

At December 31, 2010, the contractual amount of purchased loans in the Lake City branch acquisition, which are accounted for in accordance with ASC 805, Business Combinations, totaled $8,380,913 with a carrying value of $8,134,373.  At December 31, 2009, these purchased loans had a contractual amount of $10,336,453 with a carrying value of $10,706,407.

At December 31, 2010, the contractual amount of purchased loans in the PAB branch acquisition, totaled $42,905,886 with a carrying value of $42,109,562.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.                 LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates.  Changes in related party loans are summarized as follows:

	December 31, 2010	December 31, 2009

Balance, beginning of period	$8,721,810	$10,075,860
Advances	13,328,242	9,699,433
Repayments	(12,701,797)	(11,053,483)
Changes in related parties	(227,637)	-
Balance, end of period	$9,120,618	$8,721,810

NOTE 5.                 ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of the following for the periods indicated:

	December 31, 2010	December 31, 2009	December 31, 2008

Loans	$1,969,951	$2,044,815	$1,344,520
Other interest earning assets	83	817	-
GSE and private label residential mortgage-backed securities	406,259	190,973	287,387
Other investment securities	530,757	562,770	523,420
Subtotal, securities	937,016	753,743	810,807
	$2,907,050	$2,799,375	$2,155,327

NOTE 6.                 OTHER REAL ESTATE OWNED

A summary of other real estate owned is presented as follows:

Years Ended December 31,
2010	2009	2008
Balance, beginning of period	$1,739,437	$2,064,789	$287,030
Additions	4,559,863	716,084	3,276,417
Purchased other real estate, net of fair market value adjustments	-	600,870	-
Disposals	(2,628,085)	(1,220,206)	(1,112,341)
Gain (loss) on sales and write downs of other real estate owned	17,512	(422,100)	(386,317)
Balance, end of period	$3,688,727	$1,739,437	$2,064,789

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

December 31,
2010	2009
Land and improvements	$7,269,536	$5,416,591
Buildings	13,851,013	10,658,122
Furniture and equipment	10,524,730	8,818,068
Construction in progress	806,544	885,627
	32,451,823	25,778,408
Accumulated depreciation	(11,040,193)	(10,188,288)
	$21,411,630	$15,590,120

Premises held for sale	$1,080,000	$1,080,000

Construction in progress at December 31, 2010 included $693,305, compared to $292,952 at December 31, 2009, respectively, of costs associated with the purchase of real estate, design, and initial construction for a new branch location in the Albany market area.  The Company started construction of this facility and expects to complete it in 2011 for a total cost of approximately $2.5 million. In addition, at December 31, 2010, $63,530 of construction in progress related to the renovation of our Statesboro branch.  Renovations are expected to be completed in the first quarter of 2011.  The Company is the initial stages of building a new branch in the Valdosta market area and at December 31, 2010, had approximately $37,458 of related cost in construction in progress.

Construction in progress at December 31, 2009 of $592,675 related to the purchase of the Lake City branch on December 31, 2009. This was placed in service during the first quarter 2010.  Subsequent to December 31, 2009, the Company received updated appraisals on the construction in progress and due a refund of $50,000 from the sellers of the branch based on these updated appraisals.  The Company received this refund during the first quarter of 2010.

On March 4, 2010, the Company exercised its option with the FDIC and agreed to purchase the real estate, banking facilities and furniture and equipment of Tattnall for approximately $1.3 million.

As of December 31, 2009, the Company held its former main location for sale.  The Company no longer operates this facility, and has therefore adjusted its carrying value to the amount that is expected to be received from the proceeds of a sale.  This adjustment resulted in an impairment charge of $502,469 during 2009.  The Company continues to hold this location for sale and has a contract on the facility at the carrying value as of December 31, 2010 and expects the sale to close in 2011.

Depreciation and amortization expense was $946,286, $911,587 and $964,205 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.                 PREMISES AND EQUIPMENT (Continued)

Leases

In 2010, the Company entered into three leases for office space for the Valdosta branch, Valdosta mortgage production office and McDonough loan production office. The Valdosta branch and mortgage production office leases are short term 12 and 18 months.  As previously mentioned, the Company is in the initial stage of constructing a permanent branch in Valdosta which will house these operations in the future.  The Company obtained assignment of the remaining lease on the McDonough production office with a term ending March 2012.

The Company entered into various operating agreements for office equipment, primarily printers, as a result of the increase in operation locations in 2010. The average term of these agreements is 36 months.

The Company has a lease agreement for its investment division operations. This agreement expired on December 31, 2010.  The Company expects to renew the lease under the same terms for another 5 years, based on an existing renewal option.

The Company also has an assignment of a 99 year land lease associated with a branch office in Ocala, Florida with a remaining life of approximately 63 years.

Rental expense under all operating leases amounted to approximately $120,710, $121,375 and $147,225 for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum lease commitments on noncancelable operating leases, excluding any renewal options, are summarized as follows:

2011	$315,733
2012	210,632
2013	123,442
2014	46,793
Thereafter	790,245
$1,486,845

NOTE 8.                 GOODWILL AND INTANGIBLE ASSETS

During 2010, the Company recorded goodwill associated with the Lake City branch acquisition.  As of December 31, 2010, the goodwill was carried at $552,498.  There was no impairment of the goodwill in 2010.  There was no goodwill recorded at December 31, 2009.

At December 31, 2009, intangible assets consisted of a payment made to complete a series of transactions which allowed the Company to acquire the right to branch into Florida in 2006 and resulted in a $1,000,000 indefinite-lived intangible asset.  In 2010, a new law was enacted that removed certain barriers to interstate branching and, as such, fully impairing this asset.  The Company recognized a $1,000,000 impairment loss on this asset in the third quarter of 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.                 GOODWILL AND INTANGIBLE ASSETS (Continued)

In May 2010, the Company acquired the assets and assumed the liabilities associated with five branch locations in Georgia.  In December 2009, the Company acquired the assets and assumed the liabilities associated with a branch location in Lake City, Florida.  Also in December 2009, the Company acquired the assets and assumed the liabilities of The Tattnall Bank in a federally-assisted transaction with the FDIC.  Following is a summary of information related to the intangible assets associated with these acquisitions based on the Company's allocations:

	As of December 31, 2010		As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

The Tattnall Bank	$263,446	$39,518	$159,463	$-
Lake City, Florida, branch	460,410	69,061	411,369	-
PAB branches	1,911,953	167,296	-	-
Core deposit intangibles	$2,635,809	$275,875	$570,832	$-

The estimated amortization expense for each of the next five years as of December 31, 2010 is as follows:

2011	$353,985
2012	300,895
2013	270,255
2014	263,580
2015	263,580
2016 and beyond	907,639
$2,359,934

There was $275,875 of amortization expense recorded during the year ended December 31, 2010 and no amortization expense was recorded for the years ended December 31, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.                 DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2010 and 2009 was $80,913,823 and $78,894,154, respectively.  The scheduled maturities of time deposits at December 31, 2010 are as follows:

2011	$111,471,493
2012	25,128,878
2013	16,925,122
2014	4,295,705
2015 and beyond	11,218,562
$169,039,760

Overdraft deposit accounts reclassified to loans totaled $295,715 and $298,080 December 31, 2010 and 2009, respectively.

The Company had $14,272,954 and $25,007,772 in brokered deposits as of December 31, 2010 and 2009, respectively.

The depositors of the Bank are insured by the FDIC.  This insurance coverage generally insures each depositor up to $250,000.  Amounts in excess of $250,000 are generally not insured.

The following table presents the interest expense for each major category of deposits for periods indicated:

	Years Ended December 31,
	2010	2009	2008
Interest Expense
Interest bearing demand	$917,090	$533,960	$485,760
Savings and money market	2,030,022	1,552,814	1,389,725
Retail time deposits	2,553,844	3,787,689	5,282,841
Wholesale time deposits	258,372	597,058	1,884,456
	$5,759,328	$6,471,521	$9,042,782

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10.               EMPLOYEE BENEFIT PLANS

Pension Plan

The Company provides pension benefits for eligible employees through a defined benefit pension plan.  Effective January 1, 2009, the Board of Directors voted to freeze the plan to new entrants.  Participants of the plan prior to January 1, 2009 that meet certain age and service requirements participate in the retirement plan on a noncontributing basis.  Information pertaining to the activity in the plan is as follows:

	December 31,
	2010	2009	2008
Changes in benefit obligations:
Obligations at beginning of year	$8,327,315	$6,753,603	$7,574,649
Service cost	702,735	609,511	753,177
Interest cost	488,658	418,965	398,996
Benefits paid	(529,804)	(544,384)	(615,968)
Actuarial (gain) loss	862,580	1,089,620	(1,357,251)
Obligations at end of year	$9,851,484	$8,327,315	$6,753,603

Changes in plan assets:
Fair value of assets at beginning of year	$6,233,089	$4,592,074	$6,227,688
Actual return on assets	860,824	1,185,399	(1,320,750)
Company contributions	1,620,000	1,000,000	301,104
Benefits paid	(529,804)	(544,384)	(615,968)
Fair value of assets at end of year	$8,184,109	$6,233,089	$4,592,074

Funded status at end of year, included in other liabilities	$(1,667,375)	$(2,094,226)	$(2,161,529)

Pretax amounts recognized in accumulated other
comprehensive income consist of:
Net loss	$3,666,112	$3,495,052	$3,564,058
Prior service cost	157,705	166,819	175,933
	$3,823,817	$3,661,871	$3,739,991

Accumulated benefit obligation	$8,264,762	$6,587,683	$5,424,718

Net periodic benefit cost:
Service cost	$709,306	$609,511	$753,177
Interest cost	506,856	418,965	398,996
Expected return on plan assets	(636,527)	(358,807)	(449,094)
Amortization of prior losses	319,162	332,034	310,909
Amortization of service costs	9,114	9,114	9,114
Net periodic benefit cost	$907,911	$1,010,817	$1,023,102

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.               EMPLOYEE BENEFIT PLANS (Continued)

Pension Plan (Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008

Current year actuarial loss	$477,074	$263,028	$412,593
Amortization of prior losses	(306,014)	(332,034)	(310,909)
Amortization of prior service cost	(9,114)	(9,114)	(9,114)
Total recognized in other comprehensive income (loss)	$161,946	$(78,120)	$92,570

	December 31,
	2010	2009
Assumptions used in computations:
In computing ending obligations:
Discount rate	5.25%	6.00%
Rate of compensation increase	3.00%	3.00%
In computing expected return on plan assets	7.50%	7.50%

To determine the expected rate of return on plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.  The approximate allocation of plan assets as of December 31, 2010 and 2009 is as follows:

	2010	2009

Fixed income	31.3%	39.8%
Equities	43.0%	51.9%
Cash and cash equivalents	9.7%	8.3%

Plan fiduciaries set investment policies and strategies for the plan assets.  Long-term strategic investment objectives include capital appreciation through balancing risk and return.

The Company expects to contribute $1,000,000 to the plan during 2011.

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2011 are as follows:

Prior service cost	$9,114
Net loss	319,162
$328,276

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.              EMPLOYEE BENEFIT PLANS (Continued)
Pension Plan (Continued)

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Fiscal Year	Amount

2011	$394,162
2012	1,437,125
2013	642,414
2014	342,011
2015	324,648
2016-2020	6,240,896

401(K) Plan

The Company has also established a salary deferral plan under Section 401(k) of the Internal Revenue Code.  The plan allows eligible employees to defer a portion of their compensation up to 25%, subject to certain limits based on federal tax laws.  Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds.  The Company matches 50% of employee’s contributions up to 4% of their salary.  Total expense recorded for the Company’s match was approximately $123,000, $90,000, $100,000 and for the fiscal years ended December 31, 2010, 2009 and 2008, respectively.

Employee Stock Ownership Plan (ESOP)

In connection with the minority stock offering, the Company established an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees with an effective date of June 29, 2005.  The ESOP purchased 440,700 (369,174 after conversion) shares of common stock from the minority stock offering with proceeds from a ten-year note in the amount of $4,407,000 from the Company.  After the 2010 Conversion and stock offering, the unearned shares held by the ESOP were adjusted to reflect the 0.8377:1 exchange ratio on publicly traded shares.  Additionally, in connection with the 2010 Conversion the stock offering, the ESOP purchased 327,677 shares of common stock with proceeds from a twenty-year note in the amount of $3,276,770.

The Company’s Board of Directors determines the amount of contribution to the ESOP annually, but it is required to make contributions sufficient to service the ESOP’s debt.  Shares are released for allocation to employees as the ESOP debt is repaid.  Eligible employees receive an allocation of released shares at the end of the calendar year on a relative compensation basis.  An employee becomes eligible on January 1st or July 1st immediately following the date they complete one year of service.  Company dividends on allocated shares will be paid to employee accounts.  Dividends on unallocated shares held by the ESOP will be applied to the ESOP note payable.

Contributions to the ESOP during 2010 and 2009 amounted to $488,415 and $462,804, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.              EMPLOYEE BENEFIT PLANS (Continued)

Employee Stock Ownership Plan (ESOP) (Continued)

Compensation expense for shares committed to be released under the Company’s ESOP for the fiscal years ended December 31, 2010, 2009, and 2008 were $459,179, $366,754, and $487,882, respectively.  Shares held by the ESOP were as follows:

	Years Ended December 31,
	2010	2009
Shares released for allocation	204,531	166,128
Unearned	492,320	203,046
Total ESOP shares	696,851	369,174

Fair value of unearned shares at December 31	$6,114,617	$1,757,291

NOTE 11.              DEFERRED COMPENSATION PLANS

The Company has entered into separate deferred compensation arrangements with certain executive officers and directors.  The plans call for certain amounts payable at retirement, death or disability.  The estimated present value of the deferred compensation is being accrued over the remaining expected service period.  The Company has purchased life insurance policies which they intend to use to finance this liability.  Cash surrender value of life insurance of $15,023,828 and $14,756,771 December 31, 2010 and 2009, respectively, is separately stated on the consolidated balance sheets.  The Bank is generally limited by regulatory guidance to an investment in cash surrender value of Bank owned life insurance (“BOLI”) of no more than 25% of Tier I capital at the time of purchase.  The Bank was in compliance with this regulatory guidance at the time of purchase.  As of December 31, 2010 and 2009, the Bank’s investment in BOLI exceeded 25% of Tier I capital, and therefore, the Bank is prohibited from purchasing additional BOLI.  In September of 2007, the Company accelerated vesting under its deferred compensation agreements with each of its currently serving covered directors and executives.  Under this acceleration, each covered director and executive is fully vested in their plan balance.

Accrued deferred compensation of $3,054,333 and $3,089,229 at December 31, 2010 and 2009, respectively, is included in other liabilities.

The Company has also entered into deferred salary agreements with certain officers electing to defer a portion of their salary.  These amounts are expensed and the plan accumulates the deferred salary plus earnings.  At December 31, 2010 and 2009, the liability for these agreements was $613,436 and $514,169 respectively, and is included in other liabilities.

Aggregate compensation expense under the plans was $58,171, $41,218 and $61,507 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.               FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDER
REPURCHASE AGREEMENTS

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily.  Securities sold under repurchase agreements are secured borrowings and are reflected at the amount of cash received in connection with the transactions.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The Company monitors the fair value of the underlying securities on a daily basis.  Federal funds purchased and securities sold under repurchase agreements at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009
Federal funds purchased from Chattahoochee Bank of Georgia with interest at 0.15% maturing daily.	$12,978	$2,533,892
Sold in overnight agreements maturing in one to four days.	2,408,504	309,573
Sold in a structured agreement due January 25, 2015. The rate resets quarterly until January 25, 2011. At that date, it can be terminated or renewed at a rate of 3.78% until maturity. The rate at December 31, 2010 was 0.00%.	5,000,000	5,000,000
Sold in a structured agreement due March 3, 2013. On September 3, 2010, the repurchase agreement was renewed at a rate of 3.45% fixed until maturity.	5,000,000	5,000,000
Sold in a structured agreement due March 3, 2018. The variable rate resets quarterly and was 4.37% at December 31, 2010.	5,000,000	5,000,000
Sold in a structured agreement at a variable rate due March 8, 2017with a quarterly put beginning March 8, 2010. The rate resets quarterly and was 4.85% at December 31, 2010.	10,000,000	10,000,000
Sold in a structured agreement at a fixed rate of 4.75% due August 21, 2017 with a quarterly put beginning August 21, 2011.	5,000,000	5,000,000
	$32,421,482	$32,843,465

The federal funds purchased from Chattahoochee are under similar terms and conditions as would be available with other third parties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.               OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2010	2009

Advance from Federal Home Loan Bank with interest at a fixed rate of 3.71%, due September 17, 2014	$5,000,000	$5,000,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 4.23%, due August 17, 2015	5,000,000	5,000,000
Advance from Federal Home Loan Bank with interest at a variable rate of 2.85%, due February 28, 2011	7,500,000	7,500,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 2.74%	10,000,000	10,000,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 4.54%, due October 31, 2016	15,000,000	15,000,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 0.47%, due December 22, 2011	20,000,000	-
	$62,500,000	$42,500,000

The advances from Federal Home Loan Bank are collateralized by the pledging of a blanket lien on all first mortgage loans and other specific loans.

The other borrowings December 31, 2010 have maturities in future years as follows:

2011	$27,500,000
2012	-
2013	-
2014	5,000,000
2015	5,000,000
Later years	25,000,000
$62,500,000

                                The Company and subsidiary Bank have available unused lines of credit with various financial institutions including the FHLB totaling approximately $35,588,000 and $47,536,000 December 31, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.               INCOME TAXES

The income tax benefit in the consolidated statements of operations consists of the following:

	Years Ended December 31,
	2010	2009	2008
Current	$346,235	$(1,024,716)	$698,964
Deferred	(652,873)	(699,610)	(1,926,940)
	$(306,638)	$(1,724,326)	$(1,227,976)

The Company's income tax benefit differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	Years Ended December 31,
	2010		2009		2008
Tax at federal income tax rate	$373,740	34.00%	$(1,148,059)	34.00%	$(506,714)	34.00%
Increase (decrease) resulting from:
Tax-exempt interest	(322,965)	(29.38)%	(385,077)	(11.41)%	(407,702)	(27.36)%
Gain on bank owned life insurance death benefit	(311,426)	(28.33)%	-	-	-	-
Bank owned life insurance	(207,528)	(18.88)%	(211,022)	(6.25)%	(168,467)	(11.30)%
Employee Stock
Ownership Plan	(39,430)	(3.59)%	(64,578)	(1.91)%	(23,395)	(1.57)%
Other	200,971	18.28%	84,410	2.50%	(121,698)	(8.17)%
Provision for income tax benefits	(306,638)	(27.90)%	(1,724,326)	(51.07)%	(1,227,976)	(82.40)%
Pre-tax income (loss) for each period	$1,099,236		$(3,376,645)		$(1,490,336)

For the year ended December 31, 2010, the Company recorded income a tax benefit despite having recorded net income.  The sources of nontaxable income, primarily from tax-exempt interest and bank owned life insurance and benefit exceeded the total taxable income for the period, and therefore caused an income tax benefit to be recorded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14.               INCOME TAXES (Continued)

The components of deferred taxes are summarized as follows:

	December 31,
	2010	2009
Deferred tax assets:
Loan loss reserves	$2,427,311	$1,520,552
Deferred compensation	1,467,108	1,441,359
Pension liability	1,529,193	1,464,415
Unrealized loss on securities available for sale	1,232,750	420,307
Impairment loss on securities available for sale	555,686	555,686
Stock-based compensation	433,341	367,796
Nonaccrual loans	204,283	244,148
Premises held for sale	200,988	200,988
Other real estate owned	492,548	314,192
Net operating loss carryforward	617,983	-
State tax credit carryforward	317,672	-
Other	82,770	21,465
	9,561,633	6,550,908
Deferred tax liabilities:
Bargain gain purchase	1,088,825	-
Depreciation and amortization	209,986	104,381
Realized gains on terminated cash flow hedges	164,567	305,313
Deferred pension costs	266,543	31,024
Deferred loans costs	105,124	69,175
Goodwill	14,733	-
	1,849,778	509,893

Net deferred tax assets	$7,711,855	$6,041,015

Management performed an analysis related to the Company’s deferred tax assets for the year ended December 31, 2010 and December 31, 2009. In its analysis, the Company considered all available evidence, both positive and negative, to determine whether estimated future taxable income will be sufficient to realize these assets. The primary negative evidence considered was that the Company has incurred operating losses for financial and tax reporting purposes for the years ended December 31, 2009 and 2008. The tax operating losses have been carried back against prior years’ taxable income, resulting in the tax benefits from the losses being fully realized. However, based on current tax laws, there are no more income taxes that may be recovered from prior years. As a result, the realization of the deferred tax assets is solely dependent upon future taxable income.  The primary positive evidence considered was 2010 income, internal projections, economic and industry trends, historical and projected loan loss trends, the impact of regulatory reform and demographic data for the Company’s markets.  Based upon this analysis, the Company believes that future taxable income will more likely than not be sufficient to realize these assets, and thus, no valuation allowances were deemed necessary for the periods indicated above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.              EARNINGS (LOSS) PER SHARE

The components used to calculate basic and diluted earnings (loss) per share follows:

	Years Ended December 31,
	2010	2009	2008
Basic earnings (loss) and shares:
Net income (loss)	$1,405,874	$(1,652,319)	$(262,360)

Weighted-average basic shares outstanding	8,424,394	8,421,500	8,552,063

Basic earnings (loss) per share:
Net income (loss)	$0.17	$(0.20)	$(0.03)

Diluted earnings (loss) and shares:
Net income (loss)	$1,405,874	$(1,652,319)	$(262,360)

Weighted-average basic shares outstanding	8,424,394	8,421,500	8,552,063
Add: Stock options and nonvested shares	7,888	-	-
Weighted-average diluted shares outstanding	8,432,282	8,421,500	8,552,063

Diluted earnings (loss) per share:
Net income (loss)	$0.17	$(0.20)	$(0.03)

At December 31, 2010, 2009 and 2008 potential common shares of 577,631, 577,652 and 514,489, respectively, were not included in the calculation of diluted earnings (loss) per share because the assumed exercise of such shares would be anti-dilutive.

NOTE 16.               STOCK PLANS AND STOCK-BASED COMPENSATION

On May 17, 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (“the Plan”).  The purpose of the Plan is to promote the long-term growth and profitability of Heritage Financial Group, Inc, to provide directors, advisory directors, officers and employees of Heritage Financial Group, Inc. and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence, and to provide such individuals with an equity interest in Heritage Financial Group, Inc.  Under the Plan, the Compensation Committee of the Board of Directors has discretion to award up to 645,990 shares, of which 461,422 were available as stock options or stock appreciation rights and 184,568 shares were available as restricted stock awards.  All shares and per share information for periods prior to the Conversion have been adjusted to reflect the 0.8377:1 exchange ratio on publicly traded shares.

The Company granted restricted awards that may not be sold or otherwise transferred until certain restrictions have lapsed.  The unearned compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse (generally one to five years).  The share-based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period.

At December 31, 2010 there was approximately $141,000 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 0.75 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.               STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)

A summary of the status of the two plans, along with changes during the periods then ended, follows:

	December 31,
	2010		2009
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price
Under option, beginning of period	416,791	$14.90	411,765	$14.98
Granted	-	-	5,026	8.32
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Under option, end of period	416,791	$14.90	416,791	$14.90
Exercisable at end of period	323,787	$14.99	240,443	$15.00
Weighted average fair value per option of options granted during period		$-		$1.77

Total grant date fair value of options vested during the period		$304,835		$310,591
Total intrinsic value of options exercised during the period		$-		$-
Shares available for grant		36,446		36,446

The following table presents information on stock options outstanding for the period shown, less estimated forfeitures:

	Years Ended December 31,
	2010	2009
Stock options vested and expected to vest:
Number	416,791	416,791
Weighted Average Exercise Price	$14.90	$14.90
Aggregate Intrinsic Value	-	-
Weighted Average Contractual Term of Options	5.5 years	6.5 years

Stock options vested and currently exercisable:
Number	323,787	240,443
Weighted Average Exercise Price	$14.99	$14.99
Aggregate Intrinsic Value	-	-
Weighted Average Contractual Term of Options	5.4 years	6.4 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.               STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)

A further summary of the options outstanding at December 31, 2010 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Contractual Life in Years	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price

$8.32	5,026	8.9	$8.32	1,005	$8.32
$13.43	16,543	7.0	$13.43	6,617	$13.43
$14.97	388,940	5.4	$14.97	311,155	$14.97
$19.85	6,282	5.9	$19.85	3,770	$19.85
	416,791	5.5	$14.99	322,547	$14.99

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.  Expected volatilities are based on historical volatility of the Company’s stock.  Expected dividends are based on expected dividend trends and the expected market price of the Company’s stock price at grant.  Historical data is used to estimate option exercises and employee terminations within the valuation model.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No option grants were granted during the year ended December 31, 2010.  The assumptions listed in the table below were used for the options granted in the period indicated.

Years Ended December 31,
2010	2009
Weighted-average risk-free interest rate	-	3.36%
Weighted average expected life of the options	-	7.5 years
Weighted average expected dividends (as a percent
of the fair value of the stock)	-	3.12%
Weighted-average expected volatility	-	24.50%

For the years ended December 31, 2010, 2009 and 2008 the Company recognized pre-tax compensation expense related to stock options of approximately $312,000, $311,000 and $311,000, respectively.

The Company also grants restricted stock periodically as a part of the 2006 Plan for the benefit of employees and directors.  Under the Plan, 184,568 shares of common stock were reserved for restricted stock grants.  At December 31, 2009, restricted stock grants covering 182,124 shares of common stock had been issued, 12,997 had been forfeited, and 13,766 shares were available for grant.  All shares and per share information for periods prior to the Conversion has been adjusted to reflect the 0.8377:1 exchange ratio on publicly traded shares.  There was no restricted stock granted during 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.               STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)

Restricted stock grants are made at the discretion of the Board of Directors. Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period which is currently five years for all grants issued.  Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  The restriction is based upon continuous service.  Restricted stock consists of the following:

	December 31, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
		Market		Market
	Restricted	Price	Restricted	Price
	Shares	at Grant	Shares	at Grant

Balance, beginning of period	71,213	$14.74	102,713	$14.92
Granted	-	-	1,675	8.32
Vested	(33,508)	14.90	(33,175)	14.97
Forfeited	-	-	-	-
Balance, end of period	37,705	$14.60	71,213	$14.74

The balance of unearned compensation related to these restricted shares as of December 31, 2010 is $232,000 which is expected to be recognized over a weighted-average of 0.74 years.  Total compensation expense recognized for the restricted shares granted to employees and directors for the year ended December 31, 2010, 2009 and 2008 was approximately $497,000, $497,000 and $498,000 respectively.

NOTE 17.               DERIVATIVE FINANCIAL INSTRUMENTS

In 2007, the Company entered into three, 5-year interest rate swap agreements totaling a $20 million notional amount to hedge against interest rate risk in a declining rate environment.  As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings.  At December 31, 2007, the Company reported a $234,838 gain, net of a $156,558 tax effect, in other comprehensive income related to cash flow hedges.

In March 2008, the Company terminated these swap agreements for a cash payment from its counterparty in the amount of $898,725.  This gain, net of tax, is reported as a component of other comprehensive income, and will be accreted to interest income over the remaining life of the swap agreements.  As of December 31, 2010 and 2009 the Company had a balance of $359,490 and  $555,575 respectively, of unaccreted gain related to these swap agreements.  In May 2008, the Company entered into two, 3-year interest rate swap agreements totaling a $20 million notional amount to hedge against interest rate risk in a declining rate environment.  In November 2008, the Company terminated these swap agreements for a cash payment from its counterpart in the amount of $376,471.  This gain, net of tax, is reported as a component of other comprehensive income, and will be accreted to interest income over the remaining life of the swap agreements.  As of December 31, 2010, 2009 and 2008, the Company had a balance of $51,928, $207,708 and $363,489, respectively, of unaccreted gain related to these swap agreements.  For the year ended December 31, 2010, 2009 and 2008, the Company recorded interest income of $351,866 $351,867 and $160,046 on the accretion of terminated cash flow hedges.  The Company also reported net interest income of $141,854 during 2008 for periods in which the above cash flow hedges were effective.  At December 31, 2010, the Company had no remaining derivative contracts in place.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.               DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

The following table sets forth the amounts of deferred gain that will be accreted into interest income from these cash flow hedges in the years indicated:

2011	$248,013
2012	163,405
$411,418

NOTE 18.	COMMITMENTS AND CONTINGENCIES

The Company’s asset-liability management policy allows the use of certain derivative financial instruments for hedging purposes in managing the Company’s interest rate risk.  The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.  A derivative is a financial instrument that derives its cash flows, and therefore its value, by reference to an underlying instrument, index or referenced interest rate.  The most common derivative instruments include interest rate swaps, caps, floors and collars.

Loan Commitments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

The Company's exposure to credit loss is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  A summary of the Company's commitments is as follows:

	December 31,
	2010	2009
Commitments to extend credit	$52,151,367	$37,570,312
Standby letters of credit	808,265	834,060
	$52,959,632	$38,404,372

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Collateral is required in instances which the Company deems necessary.

At December 31, 2010 and 2009, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant.  The Company has not been required to perform on any financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the year ended December 31, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.              COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements at December 31, 2010.

NOTE 19.              CONCENTRATIONS OF CREDIT

The Company makes commercial, residential, construction, agricultural, agribusiness and consumer loans to customers primarily in counties in South Georgia and North Central Florida.  A substantial portion of the Company's customers' abilities to honor their contracts is dependent on the business economy in the geographical areas served by the Bank.

A substantial portion of the Company's loans are secured by real estate in the Company's primary market areas.  In addition, a substantial portion of the other real estate owned is located in those same markets.  Accordingly, the ultimate collectability of a substantial portion of the Company's loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned are susceptible to changes in real estate conditions in the Company's primary market area.

Based on the capital level at December 31, 2010, the maximum amount under Georgia law that the Bank could loan to any one borrower and the borrower's related entities was $19.3 million for fully secured loans and $11.6 million for all other loans.  Internally, management has set a limit of $5.0 million.  These internal limits may be exceeded by approval of the Board of Directors.

NOTE 20.              REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2010, there was approximately $952,000 available for dividend declaration without regulatory approval.

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's and Bank's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined.  Management believes, as of December 31, 2010 and 2009, the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2010 and 2009, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  Prompt corrective action provisions are not applicable to bank holding companies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.              REGULATORY MATTERS (Continued)

The Company and the Bank’s actual capital amounts and ratios are presented in the following table.

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets
Consolidated	$120,189	26.4%	$36,465	8.0%	$	N/A	-
HeritageBank of the South	88,712	19.9%	35,739	8.0%		44,674	10.0%
Tier I Capital to Risk Weighted Assets
Consolidated	$114,560	25.1%	$18,233	4.0%	$	N/A	-
HeritageBank of the South	83,083	18.6%	17,870	4.0%		26,805	6.0%
Tier I Capital to Average Assets:
Consolidated	$114,560	16.1%	$28,508	4.0%	$	N/A	-
HeritageBank of the South	83,083	12.1%	27,436	4.0%		34,294	5.0%

As of December 31, 2009
Total Capital to Risk Weighted Assets
Consolidated	$66,476	16.8%	$31,735	8.0%	$	N/A	-
HeritageBank of the South	60,004	15.5%	31,067	8.0%		38,834	10.0%
Tier I Capital to Risk Weighted Assets
Consolidated	$61,586	15.5%	$15,867	4.0%	$	N/A	-
HeritageBank of the South	55,114	14.2%	15,534	4.0%		23,301	6.0%
Tier I Capital to Average Assets:
Consolidated	$61,586	12.4%	$19,803	4.0%	$	N/A	-
HeritageBank of the South	55,114	11.2%	19,724	4.0%		24,655	5.0%

Heritage Financial Group, Inc. is subject to Georgia capital requirements for holding companies.

At December 31, 2010, Heritage Financial Group, Inc. had total equity of $119.3 million or 15.8% of total assets as of that date.  Under Georgia capital requirements for holding companies, Heritage Financial Group, Inc. had Tier I leverage capital of $114.6 million or 16.1%, which was $86.1 million above the 4.0% requirement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.              REGULATORY MATTERS (Continued)

Under federal law, the Bank is subject to the qualified thrift lender test.  The qualified thrift lender test requires a savings institution to have at least 65% of its portfolio assets in housing related to finance and other specified areas.  If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter.  Management believes that this test is met.

As a Georgia savings bank, the Bank is subject to less restrictive regulations.  Under Georgia regulations, the Bank is required to have no more than 50% of its assets in commercial real estate and business loans.

A reconciliation of the Bank's capital included in its balance sheets and the regulatory capital amounts follows:

	December 31,
(dollars in thousands)	2010	2009

Total capital per balance sheet	$86,149	$54,462
Regulatory capital adjustments:
Net unrealized gains on available for sale securities	1,790	531
Net unrealized loss on available for sale equity securities	(31)	(48)
Accumulated net gains on cash flow hedges	2,048	1,740
Disallowed goodwill and other disallowed intangible assets	(2,912)	(1,571)
Disallowed deferred tax assets	(3,961)	-

Total Tier 1 Capital	83,083	55,114

Allowance for loan and lease losses includible in Tier 2 capital	5,615	4,869
Unrealized gains on available for sale equity securities includible in Tier 2 capital	14	21

Total Tier 1 and 2 Capital	$88,712	$60,004

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 21.               FAIR VALUE OF ASSETS AND LIABILITIES

Determination of Fair Value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  In accordance with the Fair Value Measurements and Disclosures topic (FASB ASC 820), the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

Fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate.  In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment.  The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

Fair Value Hierarchy

In accordance with this guidance, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuation is based on quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.  Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 - Valuation is based on inputs other than quoted prices included within level 1 that are observable for the asset or liability, either directly or indirectly.  The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 - Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.               FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.               FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis:  Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
December 31, 2010
Securities available for sale
Debt securities	$-	$238,035,095	$-	$238,035,095
Marketable equity securities	31,200	310,607	-	341,807
Total securities available for sale	$31,200	$238,345,702	$-	$238,376,902

December 31, 2009
Securities available for sale Debt securities	$-	$119,905,776	$-	$119,905,776

Marketable equity securities	48,000	573,124	-	621,124
Total securities available for sale	$48,000	$120,478,900	$-	$120,526,900

December 31, 2008
Securities available for sale Debt securities	$-	$115,872,984	$-	$115,872,984
Marketable equity securities	21,000	246,541	-	267,541
Total securities available for sale	$21,000	$116,119,525	$-	$116,140,525

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.              FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis:  Under certain circumstances, adjustments are made to fair value for assets and liabilities although they are not measured at fair value on an ongoing basis.  The following table presents the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy for which a nonrecurring change in fair value has been recorded:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
December 31, 2010
Impaired loans	$-	$-	$11,829,065	$3,498,151
Foreclosed assets	-	-	2,021,028	381,369
Total	$-	$-	$13,850,093	$3,879,520

December 31, 2009
Impaired loans	$-	$-	$7,236,764	$4,274,496
Foreclosed assets	-	-	530,028	362,200
Total	$-	$-	$7,766,792	$4,636,696

December 31, 2008
Impaired loans	$-	$-	$7,207,780	$665,106
Foreclosed assets	-	-	1,386,726	448,050
Total	$-	$-	$8,594,506	$1,113,156

In accordance with the provisions of the loan impairment guidance (FASB ASC 310-10-35), individual loans were written down to their fair value.  Loans applicable to write downs of impaired loans are estimated using the present value of expected cash flows or the appraised value of the underlying collateral discounted as necessary due to management’s estimates of changes in economic conditions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.               FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

The carrying amount and estimated fair value of the Company's financial instruments were as follows:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash, due from banks and interest-bearing deposits in banks	$39,714,202	$39,714,202	$58,157,804	$58,157,804
Federal funds sold	$2,700,000	$2,700,000	$11,340,000	$11,340,000
Securities available for sale	$238,376,902	$238,376,902	$120,526,900	$120,526,900
Federal home loan bank stock	$3,703,400	$3,703,400	$3,253,400	$3,253,400
Other equity securities	$1,010,000	$1,010,000	$1,010,000	$1,010,000

Loans held for sale	$224,500	$224,500	$-	$-

Loans	$418,996,996	$419,834,733	$334,138,932	$341,971,372
Allowance for loan losses	8,101,445	-	6,060,460	-
Loans, net	$410,895,551	$419,834,733	$328,078,472	$341,971,372

Accrued interest receivable	$2,907,050	$2,907,050	$2,799,375	$2,799,375

Financial liabilities:
Deposits	$534,242,959	$532,050,239	$426,606,522	$424,097,453

Federal funds purchased and securities sold under repurchase agreements	$34,421,482	$32,424,714	$32,843,465	$35,285,910

Other borrowings	$62,500,000	$65,591,633	$42,500,000	$44,563,744

Accrued interest payable	$702,495	$702,495	$706,321	$706,321

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.              CONDENSED FINANCIAL INFORMATION OF HERITAGE FINANCIAL
GROUP, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS

	December 31,
	2010	2009	2008
Assets
Cash and due from banks	$6,184,154	$4,264,674	$112,682
Federal funds sold	-	-	62,000
Other equity securities, at cost	1,010,000	1,010,000	1,010,000
Securities available for sale, at fair value	25,464,857	401,712	4,616,161
Investment in subsidiary	86,148,812	54,461,917	55,884,743
Premises and equipment, net	464,336	476,028	469,986
Other assets	947,281	1,088,572	941,580

Total assets	$120,219,440	$61,702,903	$63,097,152

Liabilities
Other liabilities	$879,528	$886,062	$884,179

Stockholders' equity	119,339,912	60,816,841	62,212,973

Total liabilities and stockholders' equity	$120,219,440	$61,702,903	$63,097,152

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.               CONDENSED FINANCIAL INFORMATION OF HERITAGE FINANCIAL
GROUP, INC. (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
Income
Dividends from subsidiary	$-	$1,000,000	$1,571,500
Interest	38,960	101,744	359,260
Impairment loss on securities	-	-	(860,049)
Gains on sales of securities	-	37,215	89,250
Other income	-	-	1,571
Total income	38,960	1,138,959	1,161,532

Expense
Depreciation	13,729	13,197	14,705
Other expense	770,965	702,195	768,009
Total expense	784,694	715,392	782,714

Income (loss) before income tax benefits and equity in undistributed earnings (distributions in excess of earnings) of subsidiary	(745,734)	423,567	378,818

Income tax benefits	248,183	231,563	441,145

Income (loss) before equity in undistributed earnings (distribution in excess of earnings) of subsidiary	(497,551)	655,130	819,963

Equity in undistributed earnings (distributions in excess of earnings) of subsidiary	1,903,425	(2,307,449)	(1,082,323)

Net income (loss)	$1,405,874	$(1,652,319)	$(262,360)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.              CONDENSED FINANCIAL INFORMATION OF HERITAGE FINANCIAL
GROUP, INC. (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$1,405,874	$(1,652,319)	$(262,360)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,729	13,197	14,705
Excess tax shortfall related to stock-based compensation plans	14,417	58,494	3,432
Stock-based compensation expense	228,550	226,084	225,420
Impairment losses on securities available for sale	-	-	860,049
Loss on sales of securities	-	(37,215)	(89,250)
(Equity in undistributed earnings) distributions in excess of earnings of subsidiary	(1,903,425)	2,307,449	1,082,323
Other operating activities	98,822	(224,967)	(393,772)
Total adjustments	(1,547,907)	2,343,042	1,702,907
Net cash provided by (used in) operating activities	(142,033)	690,723	1,440,547

INVESTING ACTIVITIES

Contribution of 50% of proceeds of stock offering to subsidiary	(30,729,528)	-	-
Fund ESOP note receivable from conversion and stock offering	(3,276,770)	-	-
Decrease in federal funds sold	-	62,000	2,401,000
Purchase of premises and equipment	(2,037)	(19,239)	-
Purchases of securities available for sale	(79,993,811)	(964,033)	-
Proceeds from maturities of securities available for sale	54,997,669	1,707,321	1,101,362
Proceeds from sale of securities available for sale	-	3,561,788	409,250
Purchase of other equity securities	-	-	(1,010,000)

Net cash provided by (used in) investing activities	(59,004,477)	4,347,837	2,901,612

FINANCING ACTIVITIES
Net proceeds from common stock offering	61,482,300	-	-
Shares released to employee stock ownership plan	468,066	409,077	487,882
Excess tax benefit related to stock-based compensation plans	(14,417)	(58,494)	(3,432)
Purchase of treasury shares, net	(15,842)	(516,426)	(4,241,148)
Dividends paid to stockholders	(854,117)	(720,725)	(786,914)
Net cash provided by (used in) financing activities	61,065,990	(886,568)	(4,543,612)

Net increase (decrease) in cash and due from banks	1,919,480	4,151,992	(201,453)

Cash and due from banks at beginning of period	4,264,674	112,682	314,135

Cash and due from banks at end of period	$6,184,154	$4,264,674	$112,682

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.              STOCK REPURCHASE PLAN

In October 2008, the Board of Directors approved a plan to repurchase 125,000 shares.  The Company completed this plan, purchasing 125,000 shares for a total cost of $1,242,838.  In December 2008, the Board of Directors approved a plan to repurchase 250,000 shares.  This plan was renewed by the Board for one more year in December 2009.  As of December 31, 2009, the Company had acquired 77,604 shares under this plan for a total cost of $648,254.

Subsequent to the completion of the reorganization and offering on November 30, 2010, this plan ceased to exist.

Pursuant to Office of Thrift Supervision regulations, the Company may not repurchase its shares during the first year following the mutual-to-stock conversion.  There were no repurchases of shares of common stock during the quarter ended December 31, 2010, and the Company did not have any existing repurchase plans outstanding at December 31, 2010.

NOTE 24.               SUBSEQUENT EVENTS

On February 18, 2011, the Company entered into a definitive whole-bank purchase and assumption agreement with the Federal Deposit Insurance Corporation ("FDIC") to acquire Citizens Bank of Effingham ("Citizens"), a full-service bank based in Springfield, Georgia, with total assets of approximately $214 million.  The Georgia Department of Banking and Finance closed Citizens and appointed the FDIC as receiver.

As a result of this acquisition, the Company assumed approximately $206 million in deposits and acquired $145 million in loans.  In addition to assuming all of the deposits of Citizens, the Company has purchased essentially all of its assets.  The FDIC and the Bank entered into a loss-share agreement under which the FDIC will reimburse HeritageBank of the South for 80% of the losses on Citizens' covered loans and other real estate owned.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) under the Securities Exchange Act (the “Exchange Act”)) as of December 31, 2010, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this annual report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective in ensuring that the information required to disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including its Chief Executive Officer and Chief Financial Officer) in a timely manner; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The Company does not expect that its disclosure controls and procedures over financial reporting will prevent all errors and all fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of change in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

(b)           Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Heritage  is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of  records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls.  Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

Federal law does not require that we include an attestation of our independent registered public accounting firm regarding internal control over financial reporting in this report.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Directors

Information concerning the Directors of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held June 22, 2011, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning the Executive Officers of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held June 22, 2011.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of that committee are Directors Burger (chair), McGinley and Stanley, all of whom are considered independent under Nasdaq listing standards.  The Board of Directors has determined that Director Burger is an “audit committee financial expert” as defined in applicable SEC rules.  Additional information concerning the Audit Committee is incorporated herein by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held June 22, 2011 (except for information contained under the heading “Report of the Audit Committee”), a copy of which will be filed not later than 120 days after the close of the fiscal year.

Nomination Procedures

The procedures for stockholder nominations for election to the Board of Directors of the Company differ from those in place for shareholder nominations to the Board of Directors of the Predecessor.

Under the Nominating Committee Charter, the Committee is required to review nominations for election as a director submitted by stockholders addressed to the Company's Secretary in compliance with the Company's charter and bylaws using the same criteria as all other nominations.  Those criteria are business experience, education, integrity and reputation, independence, conflicts of interest, diversity, age, number of other directorships and commitments (including charitable organizations), tenure on the Board, attendance at Board and committee meetings, stock ownership, specialized knowledge (such as an understanding of banking, accounting, marketing, finance, regulation and public policy) and a commitment to the Company's communities and shared values, as well as overall experience in the context of the needs of the Board as a whole.

Under the Bylaws of the Company, in order for a stockholder nominee to be eligible for election a director of the Corporation, the nomination (i) must have been agreed to by the Board of Directors or Nominating Committee or (ii) must have been made by a stockholder who (1) is a stockholder of record on the date of giving the public notice of the date of the meeting as noted below and on the record date for the determination of stockholders entitled to vote at the meeting, and (2) complies with the notice procedures below.  Stockholder nominations must be made by timely notice in writing to the Secretary of the Company.  To be timely, a stockholder's notice shall be delivered or mailed to and received by the Secretary at the principal executive offices of the Corporation not less than 90 days or more than 120 days prior to the date of the meeting; provided, however, that in the event that less than 100 days' notice or public announcement of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the tenth day following the day on which such notice of the date of the meeting was mailed or otherwise transmitted or the day on which public announcement of the date of the meeting was first made by the Company, whichever shall first occur.  A stockholder's notice must be in writing and set forth (a) as to each person whom the stockholder proposes to nominate for election as a director, all information relating to such person that is required to be disclosed in connection with solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or any successor rule or regulation; and (b) as to the stockholder giving the notice: (i) the name and address of such stockholder as they appear on the Company 's books and of the beneficial owner, if any, on whose behalf the nomination is made; (ii) the class or series and number of shares of capital stock of the Company that are owned beneficially or of record by such stockholder and such beneficial owner; (iii) a description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder; (iv) a representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice; and (v) any other information relating to such stockholder that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Regulation 14A under the Exchange Act or any successor rule or regulation.   Such stockholder notice must be accompanied by a written consent of each proposed nominee to be named as a nominee and to serve as a director if elected.  No person shall be eligible for election as a director of the Company unless nominated in accordance with these requirements.  The officer of the Company or other person presiding at the meeting shall, if the facts so warrant, determine that a nomination was not made in accordance with such provisions and, if he or she should so determine, he or she shall so declare to the meeting and the defective nomination shall be disregarded.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, file with the SEC initial reports of ownership and reports of changes in ownership of the Company's common stock.  Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the Company's knowledge, no late reports occurred during the fiscal year ended December 31, 2010, and all other Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

Code of Ethics

In November 2010, the Company adopted a written Code of Business Conduct and Ethics based upon the standards set forth under Item 406 of Regulation S-B of the Securities and Exchange Commission.  The Code of Business Conduct and Ethics applies to all of the Company's directors, officers and employees.  This code is available to all interested parties on the Company’s website at www.eheritagebank.com, under Governance Documents in the Investor Relations section.

Item 11.  Executive Compensation

Information concerning executive compensation required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held June 22, 2011, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held June 22, 2011.

See Item 5 for information regarding shares available under the Company’s equity incentive compensation plan.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held June 22, 2011, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Information concerning the independence of our directors required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held June 22, 2011, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.  Principal Accountant Fees and Services

Information concerning fees and services by our principal accountants required by this item is incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on June 22, 2011, a copy of which will be filed not later than 120 days after the close of the fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balances Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Other Comprehensive Income (Loss) for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(a)(2) List of Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) List of Exhibits:

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.1	Plan of Conversion and Reorganization of Heritage MHC	a
2.2	Form of Agreement and Plan of Merger by and among Heritage Financial Group, Heritage MHC and Heritage Financial Group, Inc.	a
3.1	Articles of Incorporation of Heritage Financial Group, Inc.	a
3.2	Bylaws of Heritage Financial Group, Inc.	a
4	Form of Heritage Financial Group, Inc. Common Stock Certificate	a
9	Voting Trust Agreement	None
10.1	Employment Agreement between O. Leonard Dorminey and HeritageBank
10.2	Employment Agreement between O. Leonard Dorminey and Heritage Financial Group, Inc.
10.3	Employment Agreement between Carol W. Slappey and HeritageBank	b
10.4	Deferred Compensation and Excess/Matching Contribution Plans	b
10.5	Supplemental Executive Retirement Plan	b
10.6	Directors’ Retirement Plan	b
10.7	Employee Stock Ownership Plan	b
10.8	Purchase and Assumption Agreement dated September 1, 2009, between HeritageBank of the South and Atlantic Coast Federal Bank	c
10.9	Definitive Whole-bank Purchase and Assumption Agreement dated December 4, 2009, between HeritageBank of the South and the Federal Deposit Insurance Corporation	d
10.10	Purchase and Assumption Agreement dated February 23, 2010, between HeritageBank of the South and The Park Avenue Bank	e
10.11	Employment Agreement between T. Heath Fountain and HeritageBank	f
10.12	Employment Agreement between O. Mitchell Smith and HeritageBank	f
10.13	Definitive Whole-bank Purchase and Assumption Agreement dated February 18, 2011, between HeritageBank of the South and the Federal Deposit Insurance Corporation	h
11	Statement re: computation of per share earnings	None
12	Statement re: computation of ratios	None
13	Annual report to security holders, Form 10-Q or quarterly reports to security holders	None
14	Code of Business Conduct and Ethics	14
16	Letter re: change in certifying accountant	None
18	Letter re: change in accounting principles	None
21	Subsidiaries of the Company	21
22	Published report regarding matters submitted to vote of security holders	None
23	Consent of Accountants	23
24	Power of Attorney	g
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	31.2
32	Section 1350 Certifications	32
_______________________
a	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-123581) filed on June 22, 2010.
b	Filed as an exhibit to the Registration Statement of Heritage Financial Group on Form SB-2 (File No. 333-123581)filed on March 25, 2005.
c	Included as an exhibit to the Form 8-K filed by Heritage Financial Group with the SEC on September 2, 2009.
d	Included as an exhibit to the Form 8-K filed by Heritage Financial Group with the SEC on December 8, 2009.
e	Included as an exhibit to the Form 8-K filed by Heritage Financial Group with the SEC on February 25, 2010.
f	Filed as an exhibit to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-123581) filed on August 9, 2010.
g	Included on signature page of this Form 10-K.
h	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on February 24, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP, INC.
Date: March 31, 2011
	By:	/s/O. Leonard Dorminey
O. Leonard Dorminey, President and Chief Executive Officer (Duly Authorized Representative)

POWER OF ATTORNEY
We, the undersigned officers and directors of Heritage Financial Group, Inc. hereby severally and individually constitute and appoint O. Leonard Dorminey and T. Heath Fountain, and each of them, the true and lawful attorneys-in-fact and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below), any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith, and to file the same with the Securities and Exchange Commission, each of said attorneys or agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 31, 2011	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	March 31, 2011	/s/ Antone D. Lehr
Antone D. Lehr, Chairman of the Board

Date:	March 31, 2011	/s/ Joseph C. Burger
Joseph C. Burger, Vice Chairman of the Board

Date:	March 31, 2011	/s/ Douglas J. McGinley
Douglas J. McGinley, Director

Date:	March 31, 2011	/s/ Carol W. Slappey
Carol W. Slappey, Director

Date:	March 31, 2011	/s/ J. Keith Land
J. Keith Land, Director

Date:	March 31, 2011	/s/ J. Lee Stanley
J. Lee Stanley, Director

Date:	March 31, 2011	/s/ T. Heath Fountain
T. Heath Fountain, Executive Vice President
Chief Administrative Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

14	Code of Business Conduct and Ethics

21	Subsidiaries of the Company

23	Consent of Accountants

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32	Section 1350 Certifications