Form 10-Q
period 2011-03-31
Heritage Financial Group Inc
filed 2011-05-16
CIK 1493491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
Commission File Number 000-51305

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

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date:  At May 16, 2011, there were 8,712,750 shares of issuer’s common stock outstanding.

HERITAGE FINANCIAL GROUP, INC.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	Unaudited March 31, 2011	Audited December 31, 2010
Assets

Cash and due from banks	$64,580	$28,803
Interest-bearing deposits in banks	21,800	10,911
Federal funds sold	19,415	2,700
Securities available for sale, at fair value	220,803	238,377
Federal Home Loan Bank Stock, at cost	4,450	3,703
Other equity securities, at cost	1,010	1,010
Loans held for sale	2,642	225

Loans	433,695	418,997
Covered loans	62,372	—
Less allowance for loan losses	6,138	8,101
Loans, net	489,929	410,896

Other real estate owned	3,215	3,689
Covered other real estate owned	7,361	—
Total other real estate owned	10,576	3,689
FDIC loss-share receivable	58,174	—
Premises and equipment, net	22,039	21,412
Premises held for sale	1,080	1,080
Accrued interest receivable	4,526	2,907
Goodwill and intangible assets	4,713	2,912
Cash surrender value of bank owned life insurance	15,169	15,024
Other assets	11,012	11,787

	$951,918	$755,436

Liabilities and Stockholders’ Equity

Deposits
Noninterest-bearing	$63,134	$44,769
Interest-bearing	667,954	489,474
Total deposits	731,088	534,243
Federal funds purchased and securities sold under repurchase agreements	31,509	32,421
Other borrowings	60,000	62,500
Accrued interest payable	1,102	702
Other liabilities	6,889	6,230
Total liabilities	830,588	636,096

Commitments and contingencies

Stockholders’ equity
Preferred stock, par value; $0.01; 5,000,000 and 1,000,000 shares authorized; none issued, respectively	—	—
Common stock, par value $0.01; 45,000,000 and 25,000,000 shares authorized; 8,712,750 and 8,710,511 shares issued, respectively	87	87
Capital surplus	89,071	88,876
Retained earnings	40,489	39,536
Accumulated other comprehensive loss, net of tax of $2,149 and $2,609	(3,223)	(3,914)
Unearned employee stock ownership plan (ESOP) shares, 478,996 and 492,320 shares	(5,094)	(5,245)
Total stockholders’ equity	121,330	119,340

	$951,918	$755,436

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Interest income
Interest and fees on loans	$7,145	$5,320
Interest and fees on loans held for sale	8	—
Interest on taxable securities	1,207	776
Interest on nontaxable securities	211	298
Interest on federal funds sold	13	9
Interest on deposits in other banks	40	44
	8,624	6,447
Interest expense
Interest on deposits	1,848	1,524
Interest on other borrowings	743	513
	2,591	2,037

Net interest income	6,033	4,410
Provision for loan losses	600	500
Net interest income after provision for loan losses	5,433	3,910

Noninterest income
Service charges on deposit accounts	1,051	824
Other service charges, commissions and fees	660	403
Brokerage fees	354	222
Mortgage origination fees	268	38
Bank owned life insurance	145	152
Gain on sales of securities	—	152
Bargain purchase gain	2,334	—
Other	29	21
	4,841	1,812
Noninterest expense
Salaries and employee benefits	4,328	2,565
Equipment	351	255
Occupancy	445	306
Data processing fees	518	481
Directors fees and retirement	227	139
Consulting and other professional fees	179	71
Advertising and marketing	164	120
Legal and accounting	210	149
Telecommunications	145	69
Supplies	95	58
FDIC insurance and other regulatory fees	293	170
(Gain) loss on sales and write-downs of other real estate owned	402	(231)
Foreclosed asset and collection expenses	170	171
Other operating	871	382
	$8,398	$4,705

(Continued)

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Income before income taxes	$1,876	$1,017

Applicable income tax	661	219

Net income	$1,215	$798

Basic income per share	$0.15	$0.09

Diluted income per share	$0.15	$0.09

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	2011	2010

Net income	$1,215	$798

Other comprehensive income (loss):
Accretion of realized gain on terminated cash flow hedge, net of tax of $35	(53)	(53)
Net unrealized holding gains on securities arising during period, net of tax of $496 and $38	744	57
Reclassification adjustment for gains, net of tax of $0 and $61	—	(91)

Total other comprehensive income (loss)	691	(87)

Comprehensive income	$1,906	$711

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
For the Three Months Ended March 31, 2011(Unaudited)
 And The Year Ended December 31, 2010
(Dollars in thousands, except per share data)

							Accumulated
							Other
					Unearned		Compre-
	Common Stock		Capital	Retained	ESOP	Treasury	hensive
	Shares	Par Value	Surplus	Earnings	Shares	Stock	loss	Total
Balance, December 31, 2009	11,454,344	$115	$40,610	$38,984	$(2,424)	$(14,080)	$(2,387)	$60,818
Net income	—	—	—	1,406	—	—	—	1,406
Cash dividend declared, $0.36 per share	—	—	—	(854)	—	—	—	(854)
Stock-based compensation expense	—	—	810	—	—	—	—	810
Repurchase of 1,578 shares of stock for the treasury	—	—	—	—	—	(19)	—	(19)
Issuance of 1,075 shares of common stock from the treasury	—	—	(4)	—	—	14	—	10
Items relating to conversion and stock offering:
Merger of Heritage MHC	(7,868,875)	(79)	102	—	—	—	—	23
Treasury stock retired	(1,055,587)	(11)	(14,074)	—	—	14,085	—	—
Common stock exchanged for cash in lieu of issuing fractional shares	(411,127)	(4)	4	—	—	—	—	—
Proceeds from stock offering, net offering expenses ($4,459)	6,591,756	66	61,393	—	—	—	—	61,459
Purchase of ESOP shares (327,677)	—	—	—	—	(3,277)	—	—	(3,277)
Other comprehensive loss	—	—	—	—	—	—	(1,527)	(1,527)
Tax benefit from stock- based compensation plans	—	—	(14)	—	—	—	—	(14)
ESOP shares earned, 38,403 shares	—	—	3	—	456	—	—	459
Tax benefit on ESOP expense	—	—	46	—	—	—	—	46
Balance, December 31, 2010	8,710,511	$87	$88,876	$39,536	$(5,245)	$—	$(3,914)	$119,340

(Continued)

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
For the Three Months Ended March 31, 2011(Unaudited)
 And The Year Ended December 31, 2010
(Dollars in thousands, except per share data)

							Accumulated
					Unearned		Other
	Common Stock		Capital	Retained	ESOP	Treasury	Comprehensive
	Shares	Par Value	Surplus	Earnings	Shares	Stock	loss	Total
Balance, December 31, 2010	8,710,511	$87	$88,876	$39,536	$(5,245)	$—	$(3,914)	$119,340
Net income	—	—	—	1,215	—	—	—	1,215
Cash dividend declared, $0.03 per share	—	—	—	(262)	—	—	—	(262)
Issuance of 4,000 shares of restricted common stock	4,000	—	—	—	—	—	—	—
Forfeiture of 1,761 of restricted common stock	(1,761)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	187	—	—	—	—	187
Other comprehensive income	—	—	—	—	—	—	691	691
Tax benefit from stock-based compensation plans	—	—	(1)	—	—	—	—	(1)
ESOP shares earned, 13,323 shares	—	—	15	—	151	—	—	166
Tax benefit on ESOP expense	—	—	(6)	—	—	—	—	(6)
Balance, March 31, 2011	8,712,750	$87	$89,071	$40,489	$(5,094)	$—	$(3,223)	$121,330

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)

	Three Months Ended
	2011	2010
OPERATING ACTIVITIES	$1,215	$798
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	288	215
Deposit premium amortization	95	40
Provision for loan losses	600	500
ESOP compensation expense	166	101
Provision for deferred taxes	814	(152)
Stock-based compensation expense	187	202
Accretion of gain on termination of cash flow hedge	(88)	(88)
Gain on sales of securities available for sale	—	(152)
(Gain) loss on sales and write-downs of other real estate owned	402	(231)
Increase in bank owned life insurance	(145)	(152)
Excess tax benefit related to stock-based compensation plans	1	(6)
Excess tax expense related to ESOP	6	(7)
(Increase) decrease in interest receivable	(1,619)	63
Increase (decrease) in interest payable	400	(35)
(Increase) decrease in taxes receivable	(153)	826
Decrease in prepaid FDIC assessment	263	—
Bargain purchase gain	(2,334)	—
Net other operating activities	1,571	1,119
Total adjustments	454	2,243

Net cash provided by operating activities	1,669	3,041

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	(10,888)	16,248
Purchases of securities available for sale	(1,996)	(15,364)
Proceeds from maturities of securities available for sale	34,201	8,892
Proceeds from sales of securities available for sale	—	11,542
Increase in Federal Home Loan Bank stock	(87)	—
Increase in federal funds sold	(16,715)	(4,315)
Decrease in loans, net	(9,539)	(11,408)
Purchases of premises and equipment	(873)	(1,417)
Net cash received from acquisition activity	57,900	—
Proceeds from sales of premises and equipment	2	921
Proceeds from sales of other real estate owned	458	767

Net cash provided by investing activities	$52,463	$5,866

(Continued)

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)

	Three Months Ended
	2011	2010
FINANCING ACTIVITIES
Increase (decrease) in deposits	$(9,430)	$866
Increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(1,149)	(65)
Repayment of other borrowings	(7,507)
Excess tax benefit related to stock-based compensation plans	(1)	5
Excess tax related to ESOP	(6)	7
Dividends paid to stockholders	(262)	(228)

Net cash provided by (used in) financing activities	(18,355)	585

Net increase in cash and due from banks	35,777	9,492

Cash and due from banks at beginning of year	28,803	14,922

Cash and due from banks at end of year	$64,580	$24,414

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$2,191	$2,073
Income taxes paid	$—	$9

NONCASH TRANSACTIONS
Increase (decrease) in unrealized losses on securities available for sale	$(744)	$57
Principal balances of loans transferred to other real estate owned	$209	$2,346

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.   BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES

Heritage Financial Group, Inc.  (the “Company”), a Maryland corporation, was incorporated in May 2010 and organized by Heritage MHC (the “MHC”), Heritage Financial Group and Heritage Bank of the South ( the “Bank”) to facilitate the second-step conversion  from the mutual holding company structure to the stock holding company structure (the “Conversion”).  Upon consummation of the Conversion, which occurred on November 30, 2010, the Company became the holding company for the Bank and a 100% publicly owned stock holding company.  As a result of the Conversion, each share of Heritage Financial Group’s common stock owned by public shareholders was exchanged for 0.8377 shares of the Company’s common stock, with cash being paid in lieu of issuing fractional shares.  All shares and per share information for periods prior to the Conversion have been adjusted to reflect the 0.8377:1 exchange ratio on publicly traded shares.

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, deferred tax assets, other-than-temporary impairments of securities and the fair value of financial instruments.

The accompanying consolidated financial information of the Company as of March 31, 2011 and for the three months ended March 31, 2011 and 2010, is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.   EARNINGS PER SHARE

Basic earnings per share represent income  available attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan.  The table below sets forth our earnings per share for the three months ended March 31, 2011 and 2010:

	For the Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(share data in thousands)

Basic earnings and shares:
Net income	$1,215	$798

Weighted-average basic shares outstanding	8,187	8,445

Basic earnings per share	$0.15	$0.09

Diluted earnings and shares:
Net income	$1,215	$798

Weighted-average basic shares outstanding	8,187	8,445
Add: Stock options and nonvested shares	1	1
Weighted-average diluted shares outstanding	8,188	8,446

Diluted earnings per share	$0.15	$0.09

For the three months March 31, 2011 and 2010, potential common shares of 568,495 and 577,652 were not included in the calculation of diluted earnings per share because the assumed exercise of such shares would be anti-dilutive.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.    SHARE BASED COMPENSATION

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

The Company granted restricted awards that may not be sold or otherwise transferred until certain restrictions have lapsed.  The unearned compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse (generally one to five years).  The share-based expense for these awards was determined based on the market price of the Company’s stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period.   As of March 31, 2011, there was approximately $144,000 of unrecognized compensation associated with these awards.  For the three months ended March 31, 2011 and 2010, we recognized compensation expense associated with these awards of approximately $124,000 and $123,000, respectively.

The Company recognized compensation expense related to stock options of approximately $63,000 and $76,000 for each of the three months ended March 31, 2011 and 2010.  At March 31, 2011, there was approximately $106,000 of unrecognized compensation related to stock options.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    SECURITIES

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2011 (unaudited):	(dollars in thousands)
U. S. Government sponsored agencies (GSEs) and U. S. Treasury securities	$76,584	$253	$(1,093)	$75,744
State and municipal securities	20,927	304	(877)	20,354
Corporate debt securities	2,167	7	(122)	2,052
GSE residential mortgage-backed securities	120,025	640	(977)	119,688
Private label residential mortgage-backed securities	2,520	25	—	2,545
Total debt securities	222,223	1,229	(3,069)	220,383
Equity securities	435	85	(100)	420
Total securities	$222,658	$1,314	$(3,169)	$220,803

December 31, 2010:
U. S. Government sponsored agencies (GSEs) and U. S. Treasury securities	$89,680	$246	$(894)	$89,032
State and municipal securities	20,642	65	(1,547)	19,160
Corporate debt securities	2,170	—	(470)	1,700
GSE residential mortgage-backed securities	125,749	724	(1,137)	125,336
Private label residential mortgage-backed securities	2,800	7	—	2,807
Total debt securities	241,041	1,042	(4,048)	238,035
Equity securities	435	31	(124)	342
Total securities	$241,476	$1,073	$(4,172)	$238,377

*
At March 31, 2011 and December 31, 2010, the Company held no securities of any single issuer (excluding the U.S. Government and federal agencies) with a book value that exceeded 10% of stockholders’ equity.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.   SECURITIES (Continued)

The amortized cost and fair value of debt securities available for sale as of March 31, 2011 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(dollars in thousands)
Due in one year or less	$4,000	$4,000
Due from one to five years	14,763	14,569
Due from five to ten years	26,048	26,129
Due after ten years	55,302	53,872
Mortgage-backed securities	122,545	122,233
	$222,658	$220,803

Securities with a carrying value of $83,080 and $68,809 at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Gains and losses on sales of securities available for sale consist of the following:

	March 31,
	2011	2010

	(dollars in thousands)
Gross gains on sales of securities	$—	$153
Gross losses on sales of securities	—	(1)
Net realized gains on sales of securities available for sale	$—	$152

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.   SECURITIES (Continued)

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(dollars in thousands)
March 31, 2011 (unaudited):
U.S. Government sponsored agency securities (GSEs)	$41,168	$(1,093)	$—	$—	$41,168	$(1,093)
State and municipal securities	8,394	(274)	3,632	(603)	12,026	(877)
Corporate debt securities	—	—	1,045	(122)	1,045	(122)
GSE residential mortgage-backed Securities	74,330	(977)	—	—	74,330	(977)
Private label residential mortgage-backed securities	—	—	—	—	—	—
Subtotal, debt securities	123,892	(2,344)	4,677	(725)	128,569	(3,069)
Equity securities	—	—	335	(100)	335	(100)
Total temporarily impaired securities	$123,892	$(2,344)	$5,012	$(825)	$128,904	$(3,169)

December 31, 2010 :
U.S. Government sponsored agencies (GSEs) and U.S. Treasury securities	$68,948	$(894)	$—	$—	$68,948	$(894)
State and municipal securities	13,815	(639)	3,541	(908)	17,356	(1,547)
Corporate debt securities	934	(79)	766	(391)	1,700	(470)
GSE residential mortgage-backed Securities	72,748	(1,137)	—	—	72,748	(1,137)
Subtotal, debt securities	156,445	(2,749)	4,307	(1,299)	160,752	(4,048)
Equity securities	—	—	310	(124)	310	(124)
Total temporarily impaired securities	$156,445	$(2,749)	$4,617	$(1,423)	$161,062	$(4,172)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred and industry analysts’ reports.  As management has the intent and ability to hold the securities until maturity, or for the foreseeable future and due to the fact that the unrealized losses relate primarily to changes in interest rates and do not affect the expected cash flows of the underlying collateral or issuer, no declines are deemed to be other than temporary.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    SECURITIES (Continued)

The investment in the common stock of the Federal Home Loan Bank of Atlanta is accounted for by the cost method, which also represents par value, and is made for long-term business affiliation reasons.  In addition, this investment is subject to restrictions relating to sale, transfer or other disposition.  Dividends are recognized in income when declared.  The carrying value of this investment at March 31, 2011 is approximately $4.5 million.  The estimated fair value of this investment is approximately $4.5 million as of March 31, 2011, and therefore is not considered impaired.

Other equity securities represent an investment in the common stock of the Chattahoochee Bank of Georgia (“Chattahoochee”), a de novo bank in Gainesville, Georgia.  The Company accounts for this investment by the cost method.  This investment represents approximately 4.9% of the outstanding shares of Chattahoochee.  Since its initial capital raise, Chattahoochee has not had any stock transactions, and therefore, no fair market value is readily available.  The carrying value of this investment at March 31, 2011 is approximately $1.0 million. The Company plans to hold this investment for the foreseeable future, and does not consider it impaired as of March 31, 2011.

NOTE 5.    LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans is summarized as follows:

	March 31,	December 31,
	2011	2010
	(dollars in thousands)

Commercial real estate	$145,142	$136,016
Consumer real estate	155,013	157,384
Construction and land	27,580	24,522
Commercial and industrial loans	52,662	52,589
Consumer and other	25,046	27,115
	405,443	397,626

Loans acquired through FDIC assisted acquisitions*
Non Covered	28,252	21,371
Covered	62,372	—
Total loans	496,067	418,997

Total allowance for loan losses	6,138	8,101
Loans, net	$489,929	$410,896

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans acquired through FDIC assisted acquisitions including the acquisition of The Tattnall Bank in December 2009 and the acquisition of Citizens Bank of Effingham in February 2011 are accounted for under ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality, and have been excluded from the tables below.

Changes in the allowance for loan losses are as follows:

	March 31,	December 31,
	2011	2010

	(dollars in thousands)
Balance, beginning of period	$8,101	$6,060
Provision for loan losses	600	5,500
Loans charged off	(2,632)	(3,686)
Recoveries of loans previously charged off	69	227
Balance, end of period	$6,138	$8,101

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011 and the year ended December 31, 2010.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial Real Estate	Consumer Real Estate	Construction and Land	Commercial and Industrial Loans	Consumer	Total

	(dollars in thousands)

Balance, January 1, 2011	$1,721	$2,197	$1,977	$1,601	$605	$8,101
Add (deduct):
Charge-offs	(336)	(2,138)	(8)	(59)	(91)	(2,632)
Recoveries		3	1	—	65	69
Provision	375	1,783	(838)	(464)	(256)	600
Balance, March 31, 2011	$1,760	$1,845	$1,132	$1,078	$323	$6,138
Loans:
Ending balance: individually evaluated for impairment	$227	$5,255	$4,707	$904	$—	$11,093
Ending balance: collectively evaluated for impairment	$144,915	$149,758	$22,873	$51,758	$25,046	$394,350

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Commercial Real Estate	Consumer Real Estate	Construction and Land	Commercial and Industrial Loans	Consumer	Total

	(dollars in thousands)

Balance, January 1, 2010	$1,176	$1,422	$1,419	$1,193	$850	$6,060
Add (deduct):
Charge-offs	(412)	(1,278)	(704)	(804)	(488)	(3,686)
Recoveries	—	10	—	—	217	227
Provision	957	2,043	1,262	1,212	26	5,500
Balance, December 31, 2010	$1,721	$2,197	$1,977	$1,601	$605	$8,101
Loans:
Ending balance: individually evaluated for impairment	$3,322	$6,757	$4,909	$932	$—	$15,920
Ending balance: collectively evaluated for impairment	$132,694	$150,627	$19,613	$51,657	$27,115	$381,706

The following is a summary of information pertaining to impaired loans:

	March, 31	December 31,
	2011	2010

	(dollars in thousands)

Impaired loans without a valuation allowance	$—	$—
Impaired loans with a valuation allowance	14,691	16,441
Total impaired loans	$14,691	$16,441
Valuation allowance related to impaired loans	$920	$2,803
Year to date average investment in impaired loans	$14,966	$16,441
Foregone interest income on impaired loans	$473	$538

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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Included in certain loan categories in the originated impaired loans are troubled debt restructurings that were classified as impaired.  At March 31, 2011, the Company had troubled debt restructurings totaling $10.7 million, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.  Included in nonaccruing loans at March 31, 2011, are troubled debt restructurings of $5.1 million.  In addition, at that date the Company had troubled debt restructurings totaling $5.6 million that were performing in accordance with their modified terms and are not included in nonaccruing loans.

Impaired loans by class are presented below as of and for the three months ending March 31, 2011:

					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	QTD 2011
	(dollars in thousands)

Commercial real estate	$1,701	$2,113	$361	$1,876	$—
Consumer real estate	6,429	8,514	312	6,437	56
Construction and land	5,246	5,817	168	5,280	4
Commercial and industrial loans	1,168	1,246	55	1,222	15
Consumer	147	186	24	152	—
Total	$14,691	$17,876	$920	$14,966	$75

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

Impaired loans by class are presented below as of and for the year ending December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized YTD 2010
	(dollars in thousands)

Commercial real estate	$3,356	$3,356	$455	$3,356	$77
Consumer real estate	6,918	6,918	898	6,918	251
Construction and land	4,997	4,997	1,114	4,997	198
Commercial and industrial loans	1,005	1,005	266	1,005	62
Consumer	165	165	70	165	8
Total	$16,441	$16,441	$2,803	$16,441	$596

Below is an analysis of the age of recorded investment in loans that are past due as the three months ended March 31, 2011.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
	(dollars in thousands)

Commercial real estate	$44	$—	$1,701	$1,745	$143,397	$145,142
Consumer real estate	911	—	4,369	5,280	149,733	155,013
Construction and land	24	—	1,692	1,716	25,864	27,580
Commercial and industrial loans	172	—	1,168	1,340	51,322	52,662
Consumer	59	35	147	241	24,805	25,046
Total	$1,210	$35	$9,077	$10,322	$395,121	$405,443

There were no accruing loans that were greater than 90 days past due at March 31, 2011.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Below is an analysis of the age of recorded investment in loans that are past due as of the year ended December 31, 2010.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
	(dollars in thousands)

Commercial real estate	$—	$—	$3,356	$3,356	$132,660	$136,016
Consumer real estate	1,167	38	4,873	6,040	151,344	157,384
Construction and land	295	—	1,423	1,718	22,804	24,522
Commercial and industrial loans	40	89	88	217	52,372	52,589
Consumer	235	15	165	415	26,700	27,115
Total	$1,737	$142	$9,905	$11,746	$385,880	$397,626

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

Pass-1-Highest Quality - Assets of this grade are the highest quality credits of the Bank. They exceed substantially all the Bank’s underwriting criteria, and provide superior protection for the Bank through the paying capacity of the borrower and value of the collateral. The Bank’s credit risk is considered to be negligible.

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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

Credit quality indicators by class are presented below for March, 31 2011:

	Commercial Real Estate	Consumer Real Estate	Construction and Land	Commercial
	(dollars in thousands)
Real Estate and Commercial Credit Exposure
Pass 1	$—	$—	$—	$1,228
Pass 2	—	48	1,068	270
Pass 3	71,990	112,483	8,463	28,635
Pass 4	63,494	29,654	11,506	19,756
Special Mention 5	5,303	470	704	829
Substandard 6	4,355	12,358	5,839	1,944
Doubtful 7	—	—	—	—
Loss 8	—	—	—	—
Total	$145,142	$155,013	$27,580	$52,662

Consumer Other
(dollars in thousands)
Consumer Other Credit Exposure
Pass 1-4	$24,745
Special Mention 5	25
Substandard 6	276
Doubtful 7	—
Loss 8	—
Total	$25,046

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Credit quality indicators by class are presented below for December 31, 2010:

	Commercial Real Estate	Consumer Real Estate	Construction and Land	Commercial
	(dollars in thousands)
Real Estate and Commercial Credit Exposure
Pass 1	$—	$—	$75	$1,008
Pass 2	—	49	—	281
Pass 3	63,380	116,329	8,497	29,683
Pass 4	64,718	29,504	9,723	19,015
Special Mention 5	2,832	2,896	530	667
Substandard 6	5,086	8,606	5,697	1,935
Doubtful 7	—	—	—	—
Loss 8	—	—	—	—
Total	$136,016	$157,384	$24,522	$52,589

Consumer Other
(dollars in thousands)
Consumer Other Credit Exposure
Pass 1-4	$26,773
Special Mention 5	29
Substandard 6	313
Doubtful 7	—
Loss 8	—
Total	$27,115

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

FDIC-Assisted Transactions
On December 4, 2009, the Company elected to account for loans acquired in The Tattnall Bank Acquisition under ASC 310 – 30.  Under ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement. Loans with specific evidence of deterioration in credit quality were accounted for under FASB ASC 310.  In addition, the Company determined it would not be able to collect all the contractually required principal and interest payments on other loans in the portfolio which did not have specific evidence of credit quality due to multiple factors, including the deterioration of the economy since origination of these loans, the decline in real estate values in the market areas of the loans, and the poor underwriting standards under which these loans were originated.   These loans are accounted for by analogy to FASB ASC 310.

The following table represents the loans receivable as of March 31, 2011 and reflects reclassifications from the balances reported at December 31, 2010:

	Acquired Loans Without Specific Evidence of Deterioration in Credit Quality	Acquired Loans With Specific Evidence of Deterioration in Credit Quality	Total Loans Acquired
	(dollars in thousands)
Contractually required principal and interest	$23,317	$8,179	$31,496
Non-accretable difference	(964)	(6,295)	(7,259)
Cash flows expected to be collected	22,353	1,884	24,237
Accretable yield	(4,476)	—	(4,476)
Basis in acquired loans	$17,877	$1,884	$19,761

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

FDIC-Assisted Transactions (continued)
The following table is a summary of changes in the accretable yields of acquired loans since the acquisition date and reflect refinements to the Company’s initial estimate:

	Acquired Loans Without Specific Evidence of Deterioration in Credit Quality	Acquired Loans With Specific Evidence of Deterioration in Credit Quality	Total Loans Acquired
	(dollars in thousands)
Balance at acquisition, December 4, 2009	$1,090	$2,480	$3,570
Accretion	(65)	(128)	(193)
Balance, December 31, 2009	$1,025	$2,352	$3,377
Transfers from non-accretable difference to accretable yield	3,823	(485)	3,338
Accretion	(1,549)	(568)	(2,117)
Balance, December 31, 2010	$3,299	$1,299	$4,598
Transfers from non-accretable difference to accretable yield	1,573	(1,299)	1,495

Accretion	(396)	—	(396)
Balance, December 31, 2010	$4,476	$—	$4,476

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

FDIC-Assisted Transactions (Continued)
On February 18, 2011, the Company elected to account for loans acquired in The Citizens Bank of Effingham Acquisition under ASC 310 – 30.  Under ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement. Loans with specific evidence of deterioration in credit quality were accounted for under FASB ASC 310.  In addition, the Company determined it would not be able to collect all the contractually required principal and interest payments on other loans in the portfolio which did not have specific evidence of credit quality due to multiple factors, including the deterioration of the economy since origination of these loans, the decline in real estate values in the market areas of the loans, and the poor underwriting standards under which these loans were originated.   These loans are accounted for by analogy to FASB ASC 310.

The following table represents the loans receivable as of March 31, 2011:

	Acquired Loans Without Specific Evidence of Deterioration in Credit Quality	Acquired Loans With Specific Evidence of Deterioration in Credit Quality	Total Loans Acquired
	(dollars in thousands)
Contractually required principal and interest	$128,495	$42,087	$170,582
Non-accretable difference	(39,144)	(24,550)	(63,694)
Cash flows expected to be collected	89,351	17,537	106,888
Accretable yield	(35,318)	(423)	(35,741)
Basis in acquired loans	$54,033	$17,114	$71,147

The following table is a summary of changes in the accretable yields of acquired loans since the acquisition date and reflect refinements to the Company’s initial estimate:

	Acquired Loans Without Specific Evidence of Deterioration in Credit Quality	Acquired Loans With Specific Evidence of Deterioration in Credit Quality	Total Loans Acquired
	(dollars in thousands)
Balance at acquisition, February 18, 2011	$35,731	$423	$36,154
Accretion	(413)	—	(413)
Balance, March 31, 2011	$35,318	$423	$35,741

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    FAIR VALUE MEASUREMENTS

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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    FAIR VALUE MEASUREMENTS (continued)

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Available for sale investment securities	$85	$220,718	$—	$220,803
Total assets at fair value	$85	$220,718	$—	$220,803

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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis (Continued)

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

At March 31, 2011, there were no impaired loans reported at fair value utilizing Level 2 valuation inputs.  Impaired loans with a carrying value of $13.8 million were reduced by specific valuation allowance allocations totaling $902,000 for a total reported fair value of $12.9 million on collateral valuations utilizing Level 3 valuation inputs at March 31, 2011.

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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    FAIR VALUE MEASUREMENTS (Continued)

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

Covered Loans:  Covered loans include loans on which the majority of losses would be covered by loss-sharing agreements with the FDIC.  Management initially valued these assets at fair value using mostly unobservable inputs and, as such, has classified these assets as Level 3.

FDIC Loss-Share Receivable:  Because the FDIC will reimburse the Company for certain acquired loans, should the Company experience a loss, an indemnification asset is recorded at fair value at the acquisition date.  The indemnification asset is recognized at the same time as the indemnified loans and measured on the same basis, subject to collectability or contractual limitations. The shared loss agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties.  The shared loss agreements continue to be measured on the same basis as the related indemnified loans, and the loss share receivable is impacted b changes in estimated cash flows associated with these loans.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    FAIR VALUE MEASUREMENTS (Continued)

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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    FAIR VALUE MEASUREMENTS (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash, due from banks and interest-bearing deposits in banks	$86,380	$86,380	$39,714	$39,714
Federal funds sold	$19,415	$19,415	$2,700	$2,700
Securities available for sale	$220,803	$220,803	$238,377	$238,377
Federal home loan bank stock	$4,450	$4,450	$3,703	$3,703
Other equity securities	$1,010	$1,010	$1,010	$1,010

Loans held for sale	$2,642	$2,642	$225	$225

Non covered loans	$433,695	$426,938	$418,997	$419,835
Allowance for loan losses	6,138		8,101
Non covered loans, net	427,557	$426,938	$410,896	$419,835

Covered loans	$62,372	$62,372	$—	$—
Accrued interest receivable	$4,526	$4,526	$2,907	$2,907
FDIC loss-share receivable	$58,174	$58,174	$—	$—

Financial liabilities:
Deposits	$731,088	$728,873	$534,242	$532,050

Federal funds purchased and securities sold under repurchase agreements	$31,509	$31,512	$34,421	$32,425
Other borrowings	$60,000	$62,775	$62,500	$65,592
Accrued interest payable	$1,102	$1,102	$702	$702

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    ACQUISITION ACTIVITY

Citizens Bank of Effingham

On February 18, 2011 (the “Closing Date”), HeritageBank of the South, a wholly-owned subsidiary of Heritage Financial Group, Inc. entered into a Purchase and Assumption Agreement by and among the Federal Deposit Insurance Corporation  as receiver of Citizens Bank of Effingham, Springfield, Georgia, the Bank and the FDIC acting in its corporate capacity, pursuant to which the Bank acquired a majority of all assets and assumed substantially all of the liabilities of Citizens (the “Acquisition”). In connection with the Acquisition, the Bank also acquired other real estate owned (“OREO”) as of the Closing Date.

Pursuant to the Agreement, the Bank agreed to pay a premium on deposits totaling $1.4 million and to acquire the specified assets, net of liabilities, at a discount to book value of $25.1 million. The Bank also received a cash payment from the FDIC in the amount of $24 million.

The Bank and the FDIC also have entered into loss-sharing agreements that provide the Bank with significant protection against credit losses on Citizens’ loans and related assets acquired in the Acquisition. Under these agreements, discussed in more detail below, the FDIC will, for a specified number of years, reimburse the Bank for 80% of all losses and related expenses on covered assets, primarily acquired loans and OREO.

The fair values of the Assets Acquired and Liabilities Assumed acquired in conjunction with the Acquisition as of the Closing Date are detailed in the following table (dollars in thousands):

	February 18, 2011	Average maturity (years)	Effective Yield / Cost
Assets Acquired:
Cash and due from banks	$33,900
Securities available for sale	13,386	4.20	1.49%
Loans	72,720	1.34	4.53%
Other real estate owned	7,540
Estimated reimbursement from the FDIC	58,164
Core deposit intangible	1,895
Other assets	2,245
Total assets acquired	189,850
Cash paid to settle the acquisition	24,000
Fair value of assets acquired	213,850
Liabilities assumed:
Deposits	206,276	1.26	1.58%
Other liabilities	6,174
Fair value of liabilities assumed	212,450

Net Assets Acquired / Gained from Acquisition	$1,400

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    ACQUISITION ACTIVITY (Continued)

The following table summarizes the assets covered by the loss-sharing agreements, the amount covered by the FDIC and the estimated fair values (dollars in thousands):

	Amounts Covered	Fair Value	SF Certificate (10 Years for Losses)	Non-SF Certificate (5 Years for Losses)

Loans	$131,256	$66,671	$22,744	$108,512
OREO	21,663	7,540	—	21,663
Total	$152,919	$74,211	$22,744	$130,175

The Company elected to account for loans acquired in the Citizens Bank acquisition under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Topic 310-30 applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. Topic 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans that fall under its scope

The following table presents information regarding the loan portfolio acquired on February 18, 2011 at fair value (dollars in thousands):

	Loans With Deterioration of Credit Quality	Loans Without A Deterioration of Credit Quality	Total Loans, at Fair Value

Construction and Land	$5,641	$7,454	$7,454
Farmland	1,272	2,362	2,362
Residential (1 to 4 family)	3,804	14,936	14,936
Commercial Real Estate	4,635	15,551	15,551
Commercial	1,787	11,643	11,643
Consumer	31	3,604	3,604
	$17,170	$55,550	$55,550

The following table presents purchased loans accounted for under ASC Topic 310-30 as of the Closing Date:

February 18, 2011
(dollars in thousands)

Contractually-required principal and interest	$172,568
Non-accretable difference	(63,694)
Cash flows expected to be collected	108,874
Accretable yield	(36,154)
Fair value of loans accounted for under ASC 310-30	$72,720

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    ACQUISITION ACTIVITY (Continued)

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

The Company did not immediately acquire the real estate, banking facilities, furniture or equipment of Citizens as part of the purchase and assumption agreement.  However, the purchase and assumption agreement gives the Company the option to purchase these assets.

NOTE 8.    SUBSEQUENT EVENTS

Subsequent events and transactions that occurred after March 31, 2011 but prior to May 16, 2011, the date these financial statements were available to be issued, have been evaluated for potential recognition or disclosure in these financial statements.

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

General

Heritage Financial Group, Inc. (“Heritage” or the “Company”) is a Maryland corporation that was organized in 2010 to become the holding company of HeritageBank of the South (“HeritageBank” or the “Bank”) after the completion of the second-step conversion and related public offering.  In that conversion, Heritage succeeded to all of the business and operations of Heritage Financial Group and Heritage MHC, which merged into the Company.  The Company completed the public offering on November 30, 2010.  It sold 6,591,756 shares of common stock for $10.00 per share, and its employee stock ownership plan purchased 327,677 of those shares with the proceeds of a loan from the Company.  The Company also issued 2,188,884 shares in a stock exchange based on an 0.8377 exchange ratio for each outstanding share of Heritage Financial Group.  The Company received net proceeds of $61.4 million in the public offering, 50% of which was contributed to  HeritageBank and $3.3 million of which was lent to the ESOP for its purchase of shares in the offering.  At March 31, 2011, the Company had 8,712,750 outstanding shares.  Its stock trades on the Nasdaq Global Market under the symbol “HBOS.”

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

HeritageBank was originally chartered in 1955 as a federal credit union, serving the Marine Corps Logistic Base in Albany, Georgia.  Over the years, it evolved into a full-service, multi-branch community credit union in Dougherty, Lee, Mitchell and Worth counties in Georgia.  It was converted from a federal credit union charter to a federal mutual savings bank in July 2001.  The objective of that charter conversion was to better serve customers and the local community though the broader lending ability of a savings bank and to expand our customer base beyond the limited field of membership permitted for credit unions.  In February 2002, HeritageBank converted to stock form in a reorganization into a two-tier mutual holding company structure, which was eliminated in the second-step conversion.  On January 1, 2005, HeritageBank converted to a Georgia-chartered stock savings bank, because that charter best suited our continued efforts to grow and expand our commercial business.  It now operates from 20 full service branch locations and 5 mortgage loan production offices in Georgia and north-central Florida.

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

We have pursued this expansion program through both prudent, disciplined internal growth and strategic acquisitions.  Because many of the financial institutions in our market areas are experiencing financial difficulties, these opportunities have increased in recent months.  As those troubled banks have closed or curtailed their lending activities, shrunk their assets or sold branches to improve their capital levels, we have experienced increased loan demand and branch acquisition opportunities; we have hired highly regarded and experienced lending officers and commercial bankers; and we have expanded into new market areas that are contiguous to our existing market areas. These recent activities reflect our ability to take advantage of these expansion opportunities.

In early December 2009, we acquired substantially all of the assets and assumed substantially all of the liabilities of The Tattnall Bank in southeast Georgia through an FDIC-assisted transaction.  In that acquisition of The Tattnall Bank with its two branch offices in Reidsville and Collins, Georgia, we obtained $37.5 million in loans and assumed $56.1 million in deposits.  In addition, we purchased $1.3 million in fixed assets.  This FDIC-assisted transaction did not involve a loss-share agreement pursuant to which the FDIC covers portions of the losses incurred or the assets acquired.  We did, however, receive a $15 million purchase discount paid by the FDIC.  As is typical in the acquisition of a failed financial institution, many of the loans acquired were non-performing and had poor documentation, including a lack of current financial information on borrowers and of current evidence of collateral value.  In addition, these loans had an average term of 1.96 years, mostly on longer amortization schedules and payments due less frequently than on a monthly basis.  These loans are carried on our books at fair value, based on an estimate of future cash flows, which we review and evaluate quarterly and, under GAAP, was subject to a one year lookback to finalize our initial valuation.  Because of the condition and terms of these loans, the actual amount recognized by us on these assets could differ materially from this fair value, and we also anticipate incurring foreclosure and collection expenses on certain of these loans over the next five years, which will increase our non-interest expense.  Therefore, we may incur losses on this acquired loan portfolio.  In 2010, after completion of our final valuation of this acquisition, we recorded a bargain purchase gain of approximately $2.7 million.

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

On May 24, 2010, we acquired five branches from The Park Avenue Bank, two in Statesboro and one each in Baxley, Hazlehurst and Adel, Georgia.  This increased our footprint in southwest and southeast Georgia.  In that acquisition, we acquired approximately $52.0 million in performing loans and assumed $98.0 million in deposits.  In addition, we purchased approximately $3.4 million in fixed assets.  We paid a deposit premium of approximately $1.1 million, or 1.50% for all non-certificate deposits acquired.

In February 2011, we acquired the Citizens Bank of Effingahm (“Citizens”), with four branch offices east of Savannah, in Springfield, Guyton, Rincon and Port Wentworth, Georgia, through an FDIC-assisted transaction.  In that acquisition, we acquired substantially all of the assets (approximately $214.0 million, including $145.0 million in loans) and assumed substantially all of the liabilities (approximately $211.0 million, including $206.0 million in deposits) of Citizens.  We entered into a loss-share agreement with the FDIC that provides HeritageBank with significant protection for certain acquired assets.  Under the agreement, the FDIC will provide reimbursement for 80% of the losses on approximately $152.9 million of covered loans and other real estate owned acquired in the acquisition.  In order to maintain this loss-share protection, we must comply with specific servicing and reporting procedures in the agreement.  The approximately $214.0 million of acquired assets were purchased at a $25.1 million discount, which was approximately 11.7% of assets acquired and a 16.4% discount to covered assets.  This acquisition expanded our footprint into the Savannah, Georgia market.  As with The Tattnall Bank acquisition, many of the loans acquired were nonperforming and had poor documentation of the borrowers’ capacity to service the debt and the underlying value of collateral securing the loans.

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

There have been no material changes to the Company’s core business strategies as disclosed in Item 7. in our Annual Report on Form 10-K for the year ended December 31, 2010.

Critical Accounting Policies

We have not changed any of our critical accounting policies since those disclosed in our Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2011. Those accounting policies relate to the judgments and estimates used in the preparation of our financial statements in the calculation of the allowance for loan losses, estimates of fair value, the accounting for impaired loans and the provision for income taxes.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off Balance Sheet Liabilities

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and standby letters of credit.  We use the same credit policies in making these commitments as we do for on-balance sheet instruments.  A summary of the Company’s commitments as of March 31, 2011, is as follows:

(In Thousands)

Commitments to extend credit	$65,600
Financial stand-by letters of credit	—
$65,600

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

General.  Total assets increased by $196.5 million or 26.0% to $951.9 million at March 31, 2011, from $755.4 million at December 31, 2010.  Cash and due from banks increased $35.8 million or 124.2% to $64.6 million at March 31, 2011 from $28.8 million at December 31, 2010.  Total interest-earning assets increased $89.5 million or 13.3% to $760.7 million at March 31, 2011, from $671.2 million at December 31, 2010.  Loans and Loans held for sale increased $79.5 million and interest-bearing deposits in banks increased $10.9 million while securities available for sale decreased $17.6 million.

Cash and Securities. We increased our liquidity position significantly in the first quarter of 2011, primarily as a result of our acquisition of Citizens.  Cash and securities (including bank deposits and federal funds sold) increased in the aggregate $45.8 million or 16.3% to $326.6 million at March 31, 2011, from $280.8 million at December 31, 2010.

The increase in cash and due from banks was primarily a result of the correspondent cash balances added and the additional branch cash from our acquisition activity.    The increase in interest-bearing deposits in banks and federal funds sold was due to the excess liquidity from acquisition activity, as well as the maturity of securities available for sale.  The decrease in securities available for sale was due to the maturity of securities available for sale that were not reinvested during the quarter.

We expect to maintain higher than historical balances in cash, funds due from banks, federal funds sold and securities in 2011.  We continue to maintain excess liquidity for three purposes.  First, we believe it is prudent to maintain higher liquidity during uncertain economic times.  Second, we believe this excess liquidity gives us additional flexibility in our expansion strategy.  Third, we believe this excess liquidity will provide us flexibility for funding loans or other investments if we see a dramatic rise in interest rates.  Maintaining excess liquidity does negatively impact net interest margin in the short term, however, we feel the benefits of maintaining excess liquidity outweighs the cost to net interest margin.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loans.  Our net loan portfolio increased $79.0 million, or 19.2%, to $489.9 million at March 31, 2011, from $410.9 million at December 31, 2010.  Our non-covered loan portfolio increased $14.7 million, or 3.5%, due to $7.0 million of acquired loans as a result of our acquisition activity, as well as loan growth in our Valdosta and Statesboro markets.  Our covered loan portfolio increased to $62.3 million as a result of our acquisition activity.

Delinquencies and Non-performing Assets. As of March 31, 2011, our total loans delinquent for 30 to 89 days, excluding loans acquired in FDIC-assisted transactions, was $1.2 million or 0.31% compared to $1.7 million 0.44% at December 31, 2010.

The table below sets forth the amounts and categories of non-performing assets, excluding loans and OREO acquired in FDIC-assisted transactions at the dates indicated:

	March 31, 2011	December 31, 2010	Amount Change	Percent Change
	(Dollars in thousands)

Non-accruing loans	$9,077	$9,905	$(828)	(8.4)%
Foreclosed assets	3,215	3,689	(474)	(12.8)
Total	$12,292	$13,594	$(1,302)	(9.6)%

At March 31, 2011, our largest non-performing loan was $1.9 million secured by various residential and commercial properties in South Georgia. This loan amount decreased from the balance of $3.9 million at December 31, 2010 due to a $2.0 million charge off during the first quarter of 2011.  Our next largest non performing loans were $1.1 million secured by 20.1 acres of land in Ocala, Florida; $892,000 secured by commercial inventory and other assets in Albany, Georgia; and $840,000 secured by residential properties in Statesboro, Georgia.  A portion of the $970,000 loan secured by commercial real estate in Ocala, Florida reported at December 31, 2010 was charged off  during the first quarter of 2011 and had a remaining balance of $634,000 at March 31, 2011  The remainder of our non-performing loans consists of various consumer and commercial loans, none exceeding $500,000.  Current appraisals on real estate loans, expected cost of foreclosure or other disposition, and other probable losses on these loans are considered in our analysis of the allowance for loan losses.

Foreclosed assets decreased from $3.7 million at December 31, 2010, to $3.2 million at March 31, 2011. The Company continues to aggressively confront credit quality issues in its loan portfolio.  At March 31, 2011 and December 31, 2010, our largest foreclosed asset was $1.8 million on undeveloped property in the Atlanta metropolitan market.  The original loan balance on this property was $5.0 million and the current value represents our estimated disposition value based on current appraisals and market data.  Our next largest foreclosed asset was a $766,000 owner-occupied retail store in Ocala, Florida. The original loan balance of this property was $1.4 million, with a net book value of $900,000 at December 31, 2010.  This asset is currently being marketed for disposition.  The remainder of our foreclosed assets consists of various properties, primarily located in southwest Georgia, with no single property having a book value over $400,000.  All of these properties are being marketed actively for disposition.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our internally criticized (watch list) and classified assets, excluding FDIC assisted transactions, totaled $35.0 million at March 31, 2011, compared to $32.1 million at December 31, 2010.  This includes loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.  These balances include the aforementioned nonperforming loans, other real estate, and repossessed assets.  These loans have been considered in management’s determination of the adequacy of our allowance for loan losses.  Our internal loan review processes strive to identify weaknesses in loans prior to performance issues.  However, our processes do not always provide sufficient time to work out plans with borrowers that would avoid foreclosure and/or losses.

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

Allowance for Loan Losses.  Our allowance for loan losses at March 31, 2011 was $6.1 million, or 1.2% of total loans, compared to $8.1 million, or 1.9% at December 31, 2010.  Excluding FDIC- assisted transactions, the allowance for loan losses to total loans was 1.51% at March 31, 2010 and 2.04% at December 31, 2010.

	Loans by Type as of
	3/31/10	12/31/10	3/31/11

Construction and land loans	$22,274	$24,522	$27,580
Farmland loans	12,766	12,339	13,707
Permanent 1 - 4	87,301	131,293	129,371
Permanent 1 - 4 - junior liens and revolving	24,513	26,091	25,642
Multifamily	10,242	13,598	12,110
Nonresidential	80,935	110,079	119,325
Commercial business loans	44,382	52,589	52,662
Consumer and other loans	34,689	27,115	25,046
	$317,102	$397,626	$405,443

Loans acquired through FDIC- assisted acquisitions:
Non Covered	$25,393	$21,371	$28,252
Covered Loans	—	—	62,372
	$342,495	$418,997	$496,067

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Asset Quality Data (excluding loans acquired through FDIC- assisted acquisitions) as of
	3/31/10	12/31/10	3/31/11

Allowance for loan losses to total loans	1.83%	2.04%	1.51%
Allowance for loan losses to average loans	1.87%	2.03%	1.59%
Allowance for loan losses to non-performing loans	89.23%	81.79%	67.46%
Accruing loans past due 30-89 days	$1,603	$1,737	$1,245
Nonaccrual loans	6,506	9,905	9,077
Loans - 90 days past due & still accruing	—	—	—
Total non-performing loans	6,506	9,905	9,077
OREO and repossessed assets	3,567	3,689	3,215
Total non-performing assets	10,073	13,594	12,292
Non-performing loans to total loans	2.05%	2.50%	2.24%
Non-performing assets to total assets	1.83%	1.85%	1.43%
Net charge-offs to average loans (annualized)	0.62%	1.84%	2.80%
Net charge-offs	$744	$1,833	$2,563

For further information on the loan portfolio and allowance for loan losses, see Note 5 of the Condensed Notes to Consolidated Financial Statements contained in this 10-Q.

Premises and Equipment. Premises and equipment increased approximately $627,000 or 2.9% at March 31, 2011, primarily due to an increase in construction in progress for our new branch in Lee County, Georgia, scheduled to open in 2011, at an approximate cost of $2.5 million.

Intangible, Goodwill and Other Assets.   Intangible assets and goodwill increased from $1.8 million or 61.9% to $4.7 million, as a result of our acquisition of Citizens in the first quarter of 2011

Deposits.  Total deposits increased $196.8 million or 36.9% to $731.1 million at March 31, 2011 compared with $534.3 million at December 31, 2010, primarily as a result of the Citizens acquisition.

Federal Home Loan Bank Advances, Other Borrowings and Other Liabilities.  The total amount of Federal Home Loan Bank advances decreased by $2.5 million from $62.5 million at December 31, 2010 to $60.0 million at March 31, 2011 due to the use of excess liquidity to pay down advances as they matured.  Federal funds purchased and securities sold under agreements to repurchase decreased slightly to $31.5 million at March 31, 2011 compared with $32.4 million at December 31, 2010.

Equity.  Total equity increased $2.0 million to $121.3 million at March 31, 2010, compared with $119.3 million at December 31, 2010, primarily a result of net income of $1.2 million in the first quarter of 2011, stock-based compensation of $187,000, other comprehensive income of $691,000 and the allocation of $166,000 in ESOP shares which increased equity.   Dividends of $262,000 paid during the quarter decreased equity.

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

	Three Months Ended March 31,
	2011				2010
	(Dollars in Thousands)

	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
Interest-Earning Assets:
Loans	$456,851		$7,145	6.34%	$336,800		$5,320	6.42%
Loans held for sale	737		8	4.1
Taxable investment securities	207,884		1,207	2.32	88,166		776	3.52
Tax exempt investment securities	20,646		211	6.2	30,127		298	6.00
Federal funds sold	24,111		13	0.23	14,001		9	0.26
Interest bearing deposits with banks	16,150		40	0.99	33,419		44	0.54
Total interest-earning Assets	726,379		8,624	4.86	502,513		6,447	5.32

Interest-Bearing Liabilities:
Interest bearing demand	123,286		240	0.79	67,713		183	1.10%
Savings and money market	232,370		573	1.00	157,288		462	0.77
Retail time deposits	218,297		986	1.83	156,448		800	2.49
Wholesale time deposits	12,178		49	1.62	13,580		79	2.37
Borrowings	93,318		743	3.23	75,548		513	2.76
Total interest-bearing liabilities	679,449		2,591	1.55	470,577		2,037	1.75

Net interest income			$6,033				$4,410
Net interest rate spread				3.31%				3.57%
Net earning assets	$46,930				$31,936
Net interest margin				3.42%				3.68%

Average interest-earning assets to average interest-bearing liabilities	1.07	x			1.07	x

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

	Three Months Ended March 31,
	2011 vs. 2010
	Increase (Decrease) Due to		Total Increase (Decrease)

	Volume	Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans	$1,777	$48	$1,825
Loans held for sale	8	—	8
Taxable investment securities	738	(307)	431
Tax exempt investment securities	(106)	19	(87)
Federal funds sold	5	(1)	4
Interest bearing deposits with banks	(30)	26	(4)
Total interest-earning assets	$2,392	$(215)	2,177

Interest-bearing liabilities:
Interest bearing demand	$119	$(62)	57
Savings and money market	220	(108)	112
Retail time deposits	445	(259)	186
Wholesale time deposits	(21)	(10)	(31)
Borrowings	153	77	230
Total interest-bearing liabilities	$916	$(362)	554

Net interest income			$1,623

Comparison of Operating Results for the Three Month Periods Ended March 31, 2011 and 2010

General.  During the three months March 31, 2011, we recorded net income of $1.2 million or $0.15 basic and diluted earnings per share compared to a net income of $798,000 or $0.09 basic and diluted earnings per share for the three months ending March 31, 2010.  This approximately $402,000 improvement in operating results is due primarily to a bargain purchase gain, net of tax, of  $1.2 million on the Citizens acquisition recognized in the first quarter of 2011, which was partially offset by higher operating expenses as a result of expansion activity.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Income.  Total interest income for the three months ended March 31, 2011, increased $2.2 million or 33.8% to $8.6 million, compared to $6.4 million for this same period in 2010.  The increase was due to a $223.9 million, or 44.6%, increase in average interest-earning assets to $726.4 million at the end of the first quarter of 2011, compared to $502.5 million at the end of the first quarter of 2010.  This increase in average interest-earning assets was due primarily to the branch acquisition activity in 2010 and the Citizens acquisition in February 2011.   This increase in the average balance of earning assets was offset by a 46 basis points decrease in yield on average-earning assets to 4.86% for the first quarter of 2011 as compared to 5.32% for this same period in 2010, as a result of the effects of the rate cuts by the Board of Governors of the Federal Reserve System since 2007.  In addition, our overall yield on average interest-earning assets decreased in 2011, because we carried excess liquidity on our balance sheet, primarily from our branch and FDIC-assisted acquisitions and the net proceeds of the conversion stock offering, which have not yet been fully deployed.   We expect the yield on our interest-earning assets to continue as rates remain low and excess liquidity is maintained.

Interest income on loans for the three months ended March 31, 2011 was $7.1 million compared to $5.3 million for the first quarter of 2010.  The $1.8 million increase in interest income on loans was primarily a result of the loans acquired in our branch and FDIC-assisted transactions and our expansion in new markets, which is reflected in $120.1 million increase in the average loan portfolio balance offset by an 8 basis point decrease in the weighted average yield on loans to 6.34% for the first quarter of 2011 compared to 6.42% in the first quarter of 2010.

Interest income on investment securities for the first quarter of 2011 was $1.4 million compared to $1.1 million in the first quarter of 2010. Our average taxable investment securities increased by $119.7 million to $207.9 million offset by a decrease in tax exempt securities of $9.5 million in the first quarter of 2011 compared to the first quarter of 2010 as a result of the investment of increased liquid assets in our acquisitions and the stock offering.  Tax exempt securities average yield increased by 20 basis points from the first quarter of 2010 to first quarter of 2011; however, the average yield on taxable investment securities decreased by 120 basis points to 2.32 % for this same period.  We expect to see the yield on our taxable investment portfolio continue to decrease as markets remain low.

Interest Expense.  Total interest expense increased $554,000 or 27.2% to $2.6 million for the three months ended March 31, 2011, compared to $2.1 million during the same period in 2010.  The cost of interest-bearing liabilities decreased 20 basis points to 1.55% during first three months of 2011 compared with 1.75% during the first three months 2010, as a result of the continued downward trends in the rate cycle.  This decrease in costs was offset by an increase in the average balance of interest-bearing liabilities during the first quarter of 2011 to $679.5 million, an increase of $208.9 million compared to $470.6 million during the first quarter of 2010, which reflects increases in deposits from our acquisitions and market expansion.    We expect the decreases in the cost of interest-bearing liabilities will slow during 2011 as we near the end of the current rate cycle and because changes in Federal law authorize interest to be paid on business accounts in July 2011.

Interest expense on deposits for the first three months of 2011 was $1.8 million compared to $1.5 million for the first three months of 2010.  The $300,000 increase in interest expense on deposits was due to an increase in the average balance of interest-bearing deposits portfolio of $191.1 million from the first quarter of 2010 to first quarter of 2011, primarily as a result of our acquisitions and market expansion.  This increase in average balance was partially offset by a decrease of 28 basis points in the average rate paid on the deposit portfolio from 1.56% for first quarter of 2010 to 1.28% for the first quarter of 2011, due to a decrease in market rates of interest.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense on other borrowings, consisting of Federal Home Loan Bank advances, federal funds purchased and securities sold under agreement to repurchase, for the first three months of 2011 was $743,000 compared to $513,000 for the first three months of 2010.  This reflects  a $17.8 million increase  in average other borrowings to $93.3 million from the first quarter of 2010 to the first quarter of 2011 and an increased rate paid on these borrowings, from an average rate paid of 2.76% for first quarter of 2010 compared to 3.23% for the first quarter of 2011.

Net Interest Income.  Net interest income for the three months ended March 31, 2011 increased $1.5 million or 38.9% to $5.4 million compared to $3.9 million in the first quarter of 2010 to first quarter of 2011, primarily due to the decrease in interest expense even with a significant increase in interest-bearing liabilities.  The net interest spread decreased 25 basis points from 3.57% for first quarter of 2010 compared with 3.32% for the first quarter of 2011.  The net interest margin decreased 26 basis points to 3.42% for the first quarter of 2011 from 3.68% for first quarter of 2010.  Also see -Average Balances, Net Interest Income, Yields Earned and Rates Paid and – Rate/Volume Analysis presented earlier in this section.

Our asset-liability management policy seeks to mitigate interest rate risk by making our balance sheet as neutral as possible to changes in interest rates. Although our goal is to be neutral to changes in rates, we will not take undue risk to achieve this goal.  Therefore, we remain exposed to fluctuation in interest rates. For more information on the effect of changes in interest rates, see Item 3. - Quantitative and Qualitative Disclosures About Market Risk.

Provision for Loan Losses.  During the quarter ended March 31, 2011, we recorded a $600,000 provision for loan losses, which was an increase compared to the $500,000 provision recorded during the same period in 2010.

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

We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses as necessary in order to maintain the proper level of allowance. While we use available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses is maintained at a level that represents management’s best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.  The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

For further information on the loan portfolio and allowance for loan losses, see Delinquencies and Non-performing Assets and see Note 5 of the Condensed Notes to Consolidated Financial Statements contained in this 10-Q.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income.  Noninterest income, excluding securities transactions and bargain purchased gain, increased $847,000, or 51.0%, from $1.7 million for the three months ended March 31, 2010 to $2.5 million for the three months ended March 31, 2011.

A summary of noninterest income, excluding securities transactions and bargain purchase gain, follows:

	Three Months Ended March 31,
	2011	2010	$ Chg	Chg %

	(Dollars in thousands)
Service charges on deposit accounts	$1,051	$824	$227	27.5%
Other service charges, commissions and fees	660	403	257	63.8
Brokerage fees	354	222	132	59.5
Mortgage origination fees	268	38	230	605.3
Bank owned life insurance	145	152	(7)	(4.6)
Other	29	21	8	38.1
Total noninterest income	$2,507	$1,660	$847	51.0%
Noninterest income as a percentage of average assets (annualized)	1.2%	1.2%

The increase in service charges and fees was primarily due to an increase in overdraft fees and an increase in ATM and debit card income, as a result of our expanded branch network.  Recent regulatory changes to the offering of overdraft privileges on ATM and debit cards, as well as limits on how overdraft fees may be assessed  could cause significant decreases in our overdraft fees. In addition, the Dodd-Frank Act has placed restrictions on the amount of fees that can be charged on debit card transactions.  At this time, we are unable to accurately estimate the effect this legislation, and other potential legislation, may have on our overdraft income. We are currently analyzing our options to replace this income stream if it is significantly affected by legislation or a change in consumer behavior. These options will most likely result in a major change in the fees we charge to our deposit customers.

Brokerage fees increased due to an increase in assets under management, as well as improvements in the domestic equity markets.

Mortgage origination fees increased due to the expansion of the mortgage division.  We expect to continue to see increases in this revenue as we expand our mortgage operations to other markets.

Bank owned life insurance decreased due to a decrease in market rates of interest on our cash surrender value of these policies.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense.  Noninterest expense increased $3.7 million, or 78.5%, from $4.7 million for the three months ended March 31, 2010 to $8.4 million for the three months ended March 31, 2011.

A summary of noninterest expense follows:

	Three Months Ended March 31,
	2011	2010	$ Chg	% Chg
	(Dollars in thousands)
Salaries and employee benefits	$4,328	$2,565	$1,763	68.7%
Equipment	351	255	96	37.6
Occupancy	445	306	139	45.4
Advertising and marketing	164	120	44	36.7
Legal and accounting	210	149	61	40.9
Consulting & other professional fees	179	71	108	152.1
Directors fees and retirement	227	139	88	63.3
Telecommunications	145	69	76	110.1
Supplies	95	58	37	63.8
Data processing fees	518	481	37	7.7
Loss on sale and write-downs of other real estate owned	402	(231)	633	(274.0)
Foreclosed asset and collection expenses	170	171	(1)	(0.6)
FDIC insurance and other regulatory fees	293	170	123	72.4
Other operating	871	382	489	128.0
Total noninterest expenses	$8,398	$4,705	$3,693	78.5%
Noninterest expenses as a percentage of average assets (annualized)	3.9%	3.3%

The increase in salaries and employee benefits was primarily due to increases in salaries and employee benefits resulting from increases in the number of FTE’s primarily related to our acquisition activity.  In addition, we incurred $116,000 of severance related expenses as a result of a restructuring of our staffing in the Ocala, Florida market.

The increase in equipment, occupancy, advertising and marketing, telecommunications, supplies, data processing, and FDIC and other regulatory expenses is due to the expanded branch network.  The increase in legal and accounting fees is due primarily to an increase associated with our expansion activity, as well as a continued increase in legal costs for the collection of problem assets.

The increase in consulting and other professional fees is related to consultants hired to assist with the integration and conversion of our acquisitions.

The increase in directors fees and retirements is due to the addition of advisory board members in new markets, as well as incentives paid to these advisory directors for business development activity.  We have changed this structure and expect this to decrease going forward.

During 2011, we recorded gains on the sale of OREO.  These gains related to the disposition of several properties we acquired in our FDIC-assisted acquisition of The Tattnall Bank.    During 2011, we recorded losses on sales and write-downs of OREO.  We expect this trend to continue as long as problem assets remain at elevated levels.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in other operating expenses was due to $283,000 of conversion related expenses in connection with the Citizens acquisition, a $54,000 increase in amortization of deposit intangibles due to our acquisition activity, a $45,000 increase in travel and training due to our acquisition activity, a $20,000 increase in postage associated with our increased branch network, and a $16,000 increase in deposit charge-offs.

Income Tax Expense.  For the quarter ended March 31, 2011, we recorded tax expense of $661,000 compared to $219,000 during the same period in 2010.  Our effective tax rate was 35.3% for the first quarter of 2011 compared to 21.5% for the first quarter of 2010.  The increase in effective rate for the first quarter of 2011 was due primarily to the bargain purchase gain recognized in the Citizens acquisition.

Liquidity and Capital Resources

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

The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Asset Liability Management Committee and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2011, were considered satisfactory.   At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds.  The Company is aware of no events or trends likely to result in a negative material change in liquidity.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated statement of cash flows for the three months ended March 31, 2011 and 2010, detail cash flows from operating, investing and financing activities.  For the three months ended March 31, 2011, net cash provided by operating activities was $1.7 million while investing activities provided $52.5 million, partially offset by cash used in financing activities of $18.4  million resulting in a net increase in cash during the three month period of $35.8 million.

Cash flow provided by investing activities included $57.9 million in proceeds from the acquisition of Citizens which included a $24 million wire from the FDIC for settlement of the acquisition in addition cash, due from banks and Fed funds sold held by Citizens of $33.9 million on the date of acquisition.   The decrease in cash flow provided by financing activities related to the increase in deposits of $9.4 million and repayment of other borrowings of $7.5 million.

Regulatory Capital Ratios for the Company and HeritageBank of the South at March 31, 2011

The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities.  The following table reflects the Company’s and the Bank’s compliance at March 31, 2011, with regulatory capital requirements.  These calculations are based on total risk weighted assets of $495.5 million consolidated and $488.6 million for HeritageBank of the South as of March 31, 2011, and average total assets of $858.2 million consolidated and $837.9 million for HeritageBank of the South for the three months ended March 31, 2011.

					Minimum Required to
					Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk Weighted Assets
Consolidated	$121,330	24.5%	$39,639	8.0%	N/A
HeritageBank of the South	89,372	18.3%	39,086	8.0%	$48,858	10.0%

Tier I Capital to Risk Weighted Assets
Consolidated	115,222	23.3%	19,820	4.0%	N/A	—
HeritageBank of the South	83,226	17.0%	19,543	4.0%	29,315	6.0%

Tier I Capital to Average Total Assets
Consolidated	115,222	13.4%	34,326	4.0%	N/A	—
HeritageBank of the South	83,226	9.9%	33,517	4.0%	41,896	5.0%

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

●	Limiting the percentage of long-term fixed-rate loans within our portfolio;

●	Originating a mix of variable-rate and shorter term fixed-rate loans;

●	Originating prime-based home equity lines of credit;

●	Managing deposit relationships for stability and a lower cost of funds position;

●	Using Federal Home Loan Bank advances and other funding sources to align maturities and repricing terms of funding sources with loans; and

●	Continuing the origination of consumer loans.

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management and Market Risk (continued)

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

The Company’s strategy is to mitigate interest risk to the greatest extent possible. Based on our analysis of the Company’s overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk. These strategies aim to achieve neutrality to interest rate risk. Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates.  As of March 31, 2011, a drop in interest rates would increase our net interest income and an increase in rates would decrease our net interest income, also known as being “ liability sensitive”.  The liability sensitivity position was driven by interest rate floors for our prime-based floating rate loans which are generally 200 to 300 basis points above their current index rate.  These floors allow us to earn higher rates of interest than we otherwise would; however, due to these floors, many of our loans will not reprice when rates rise, until the increase in rates exceeds the loan floor.  This lag in repricing is part of the reason we are liability sensitive over the next year in a rising rate environment.  We feel the level of interest rate risk is at an acceptable level, and is within our internal policy limits.

The Company maintains a risk management committee which monitors and analyzes interest rate risk. This committee is comprised of members of senior management and outside directors. This committee meets on a monthly basis and reviews the simulations listed above, as well as other interest rate risk reports.

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table sets forth the distribution of the repricing of our earning assets and interest-bearing liabilities as of March 31, 2011, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	March 31, 2011
	Maturing or Repricing Within
	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
	(Dollars in thousands)

Earning assets:
Short-term assets	$21,800	$—	$—	$—	$21,800
Investment securities	36,045	30,329	109,022	45,407	220,803
Loans held for sale	2,642	—	—	—	2,642
Loans net of covered loans	53,356	82,222	209,039	89,078	433,695
	113,843	112,551	318,061	134,485	678,940

Interest-bearing liabilities:
Interest-bearing demand deposits	(135,108)	—	—	—	(135,108)
Savings and money market	(249,780)	—	—	—	(249,780)
Time deposits	(51,735)	(130,638)	(100,693)	—	(283,066)
Other borrowings	(31,509)	—	—	—	(31,509)
Federal Home Loan Bank advances	—	(20,000)	(15,000)	(25,000)	(60,000)
	(468,132)	(150,638)	(115,693)	(25,000)	(759,463)

Interest rate sensitivity gap	$(354,289)	$(38,087)	$202,368	$109,485	$(80,523)
Cumulative interest rate sensitivity gap	$(354,289)	$(392,376)	$(190,008)	$(80,523)
Interest rate sensitivity gap ratio	(0.24)	(0.75)	(2.75)	(5.38)
Cumulative interest rate sensitivity gap ratio	(0.24)	(0.37)	(0.74)	(0.89)

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Effect
Market	on Net
Rate	Interest
Change	Income

+400	-8.9%
+300	-11.0%
+200	-11.1%
+100	-5.9%
-50	2.8%

ITEM 4.   CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) under the Securities Exchange Act (the “Exchange Act”)) as of March 31, 2011, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 45-day period preceding the filing date of this quarterly report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective in ensuring that the information required to disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including its Chief Executive Officer and Chief Financial Officer) in a timely manner; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Index

(b)           Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In our opinion, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    (REMOVED AND RESERVED)

None.

ITEM 5.    OTHER INFORMATION

None.

Index

ITEM 6.    EXHIBITS

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.1	Plan of Conversion and Reorganization of Heritage MHC	a
2.2	Form of Agreement and Plan of Merger by and among Heritage Financial Group, Heritage MHC and Heritage Financial Group, Inc.	a
3.1	Articles of Incorporation of Heritage Financial Group, Inc.	a
3.2	Bylaws of Heritage Financial Group, Inc.	a
4	Form of Heritage Financial Group, Inc. Common Stock Certificate	a
10.1	Employment Agreement between O. Leonard Dorminey and HeritageBank
10.2	Employment Agreement between O. Leonard Dorminey and Heritage Financial Group, Inc.
10.3	Employment Agreement between Carol W. Slappey and HeritageBank	b
10.4	Deferred Compensation and Excess/Matching Contribution Plans	b
10.5	Supplemental Executive Retirement Plan	b
10.6	Directors’ Retirement Plan	b
10.7	Employee Stock Ownership Plan	b
10.8	Purchase and Assumption Agreement dated September 1, 2009, between HeritageBank of the South and Atlantic Coast Federal Bank	c
10.9	Definitive Whole-bank Purchase and Assumption Agreement dated December 4, 2009, between HeritageBank of the South and the Federal Deposit Insurance Corporation	d
10.10	Purchase and Assumption Agreement dated February 23, 2010, between HeritageBank of the South and The Park Avenue Bank	e
10.11	Employment Agreement between T. Heath Fountain and HeritageBank	f
10.12	Employment Agreement between O. Mitchell Smith and HeritageBank	f
10.13	Definitive Whole-bank Purchase and Assumption Agreement dated February 18, 2011, between HeritageBank of the South and the Federal Deposit Insurance Corporation	h
10.14	Employment Agreement between David Durland and HeritageBank	i
11	Statement re: computation of per share earnings	None
18	Letter re: change in accounting principles	None
19	Report furnished to security holders	None
22	Published report regarding matters submitted to vote of security holders	None
23	Consent of Accountants	None
24	Power of Attorney	None
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	31.2
32	Section 1350 Certifications	32

a	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-123581) filed on June 22, 2010.
b	Filed as an exhibit to the Registration Statement of Heritage Financial Group on Form SB-2 (File No. 333-123581)filed on March 25, 2005.
c	Included as an exhibit to the Form 8-K filed by Heritage Financial Group with the SEC on September 2, 2009.
d	Included as an exhibit to the Form 8-K filed by Heritage Financial Group with the SEC on December 8, 2009.
e	Included as an exhibit to the Form 8-K filed by Heritage Financial Group with the SEC on February 25, 2010.
f	Filed as an exhibit to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-123581) filed on August 9, 2010.
h	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on February 24, 2011.
i	Included as an exhibit to the Form 8-K filed by Heritage Financial Group with the SEC on April 21, 2011.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP, INC.

Date: May 16, 2011	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President and Chief Executive Officer

Date: May 16, 2011	By:	/s/ T. Heath Fountain
T. Heath Fountain
Executive Vice President
Chief Administrative Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)