Form 10-Q
period 2011-06-30
Heritage Financial Group Inc
filed 2011-08-15
CIK 1493491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________________________________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
Commission File Number 000-51305

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

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date:  At August 15, 2011, there were 8,830,280 shares of issuer’s common stock outstanding.

HERITAGE FINANCIAL GROUP, INC.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	Unaudited June 30, 2011	Audited December 31, 2010
Assets

Cash and due from banks	$15,225	$28,803
Interest-bearing deposits in banks	100,309	10,911
Federal funds sold	26,619	2,700
Securities available for sale, at fair value	186,867	238,377
Federal Home Loan Bank Stock, at cost	4,286	3,703
Other equity securities, at cost	1,010	1,010
Loans held for sale	5,579	225

Loans	440,298	418,997
Covered loans	60,427	-
Less allowance for loan losses	6,585	8,101
Loans, net	494,140	410,896

Other real estate owned	2,725	3,689
Covered other real estate owned	6,968	-
Total other real estate owned	9,693	3,689

FDIC loss-share receivable	58,152	-
Premises and equipment, net	27,576	21,412
Premises held for sale	1,080	1,080
Accrued interest receivable	3,467	2,907
Goodwill and intangible assets	4,388	2,912
Cash surrender value of bank owned life insurance	15,316	15,024
Other assets	9,865	11,787

	$963,572	$755,436

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$73,382	$44,769
Interest-bearing	690,291	489,474
Total deposits	763,673	534,243
Federal funds purchased and securities sold under repurchase agreements	31,989	32,421
Other borrowings	35,000	62,500
Accrued interest payable	1,066	702
Other liabilities	9,806	6,230
Total liabilities	841,534	636,096

Stockholders' equity
Preferred stock, par value; $0.01; 5,000,000 and 1,000,000 shares authorized; none issued, respectively	-	-
Common stock, par value $0.01; 45,000,000 and 25,000,000 shares authorized; 8,712,750 and 8,710,511 shares issued, respectively	87	87
Capital surplus	89,288	88,876
Retained earnings	39,747	39,536
Accumulated other comprehensive loss, net of tax of $2,149 and $2,609	(2,141)	(3,914)
Unearned employee stock ownership plan (ESOP) shares, 465,672 and 492,320 shares	(4,943)	(5,245)
Total stockholders' equity	122,038	119,340

	$963,572	$755,436

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2011 and 2010
(Dollars in Thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Interest income
Interest and fees on loans	$7,564	$5,763	$14,709	$11,083
Interest on loans held for sale	46	-	54	-
Interest on taxable securities	1,221	790	2,428	1,566
Interest on nontaxable securities	211	239	422	537
Interest on federal funds sold	16	18	29	27
Interest on deposits in other banks	51	45	91	90
	9,109	6,855	17,733	13,303

Interest expense
Interest on deposits	1,983	1,512	3,831	3,036
Interest on other borrowings	684	647	1,427	1,161
	2,667	2,159	5,258	4,197

Net interest income	6,442	4,696	12,475	9,106
Provision for loan losses	700	650	1,300	1,150
Net interest income after provision for loan losses	5,742	4,046	11,175	7,956

Noninterest income
Service charges on deposit accounts	1,222	982	2,273	1,806
Other service charges, commissions and fees	749	466	1,409	868
Brokerage fees	406	257	760	479
Mortgage origination fees	624	71	892	110
Bank owned life insurance	149	154	294	306
Gain on sales of securities	453	8	453	160
Bargain purchase gain (loss)	(117)	-	2,217	-
Other	74	17	103	38
	3,560	1,955	8,401	3,767

Noninterest expense
Salaries and employee benefits	4,923	2,974	9,251	5,539
Equipment	428	252	779	507
Occupancy	536	329	981	636
Advertising and marketing	220	124	384	244
Legal and accounting	167	179	377	328
Consulting & other professional fees	198	66	377	137
Directors fees and retirement	161	139	388	277
Telecommunications	204	103	349	173
Supplies	145	96	240	153
Data processing fees	615	511	1,133	991
(Gain) loss on sales and write-downs of other real estate owned	535	(112)	937	(344)
Foreclosed asset expenses	245	427	415	598
FDIC insurance and other regulatory fees	354	228	647	399
Acquisition related expenses	474	267	757	267
Other operating	835	443	1,423	825
	10,040	6,026	18,438	10,730

Income (loss) before income taxes	(738)	(25)	1,138	993

Applicable income tax (benefits)	(257)	(153)	404	66

Net income (loss)	$(481)	$128	$734	$927

Basic earnings (loss) per share	$(0.06)	$0.02	$0.09	$0.11
Diluted earnings (loss) per share	$(0.06)	$0.02	$0.09	$0.11

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2011 and 2010
(Dollars in Thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Net income (loss)	$(481)	$128	$734	$927

Other comprehensive income:
Accretion of realized gain on terminated cash flow hedge, net of tax of $25 and $35 for the quarter and $60 and $70 for the year to date	(37)	(53)	(90)	(106)
Unrealized holding gains on investments arising during the period, net of tax of $927 and $412 for the quarter and $1,423 and $450 for the year to date	1,391	618	2,135	675
Reclassification adjustment for investment gains included in net income, net of tax of $181 and $3 for the quarter and $181 and $64 for the year to date	(272)	(5)	(272)	(96)

Total other comprehensive income	1,083	560	1,773	473

Comprehensive income	$602	$688	$2,507	$1,400

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
For the Six Months Ended June 30, 2011(Unaudited)
 And The Year Ended December 31, 2010
(Dollars in thousands, except per share data)

							Accumulated
					Unearned		Other
	Common Stock		Capital	Retained	ESOP	Treasury	Comprehensive
	Shares	Par Value	Surplus	Earnings	Shares	Stock	loss	Total
Balance, December 31, 2009	11,454,344	$115	$40,610	$38,984	$(2,424)	$(14,080)	$(2,387)	$60,818
Net income	-	-	-	1,406	-	-	-	1,406
Cash dividend declared, $0.36 per share	-	-	-	(854)	-	-	-	(854)
Stock-based compensation expense	-	-	810	-	-	-	-	810
Repurchase of 1,578 shares of stock for the treasury	-	-	-	-	-	(19)	-	(19)
Issuance of 1,075 shares of common stock from the treasury	-	-	(4)	-	-	14	-	10
Items relating to conversion and stock offering:
Merger of Heritage MHC	(7,868,875)	(79)	102	-	-	-	-	23
Treasury stock retired	(1,055,587)	(11)	(14,074)	-	-	14,085	-	-
Common stock exchanged for cash in lieu of issuing fractional shares	(411,127)	(4)	4	-	-	-	-	-
Proceeds from stock offering, net offering expenses ($4,459)	6,591,756	66	61,393	-	-	-	-	61,459
Purchase of ESOP shares (327,677)	-	-	-	-	(3,277)	-	-	(3,277)
Other comprehensive loss	-	-	-	-	-	-	(1,527)	(1,527)
Tax benefit from stock-based compensation plans	-	-	(14)	-	-	-	-	(14)
ESOP shares earned, 38,403 shares	-	-	3	-	456	-	-	459
Tax benefit on ESOP expense	-	-	46	-	-	-	-	46
Balance, December 31, 2010	8,710,511	$87	$88,876	$39,536	$(5,245)	$-	$(3,914)	$119,340

(Continued)

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
For the Six Months Ended June 30, 2011(Unaudited)
 And The Year Ended December 31, 2010
(Dollars in thousands, except per share data)

							Accumulated
					Unearned		Other
	Common Stock		Capital	Retained	ESOP	Treasury	Comprehensive
	Shares	Par Value	Surplus	Earnings	Shares	Stock	loss	Total
Balance, December 31, 2010	8,710,511	$87	$88,876	$39,536	$(5,245)	$-	$(3,914)	$119,340
Net income			-	734	-	-		734
Cash dividend declared, $0.03 per share	-	-	-	(523)	-	-		(523)
Issuance of 4,000 shares of restricted common stock	4000	-	-	-	-	-		-
Forfeiture of 1,761 of			-	-	-	-		-
restricted common stock	(1,761)	-	-	-	-	-		-
Stock-based compensation expense	-	-	412	-	-	-		412
Other comprehensive income	-	-	-	-	-	-	1,773	1,773
Tax benefit from stock- based compensation plans	-	-	(8)	-	-	-		(8)
ESOP shares earned, 26,648 shares	-	-	23	-	302	-		325
Tax benefit on ESOP expense	-	-	(15)	-	-	-		(15)
Balance, June 30, 2011	8,712,750	87	89,288	39,747	(4,943)	-	(2,141)	122,038

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES	$734	$926
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	609	431
Deposit premium amortization	302	106
Provision for loan losses	1,300	1,150
ESOP compensation expense	325	235
Stock-based compensation expense	412	404
Accretion of gain on termination of cash flow hedge	(150)	(176)
Gain on sales of securities available for sale	(453)	(160)
(Gain) loss on sales and write-downs of other real estate owned	892	(344)
Increase in bank owned life insurance	(293)	(306)
Excess tax benefit related to stock-based compensation plans	8	11
Excess tax expense related to ESOP	15	(17)
(Increase) decrease in interest receivable	(559)	305
Increase (decrease) in interest payable	363	(63)
(Increase) decrease in taxes receivable	(10)	479
Decrease in prepaid FDIC assessment	581	367
Bargain purchase gain (loss)	(2,217)	-
Net other operating activities	(37)	809
Total adjustments	1,088	3,231

Net cash provided by operating activities	1,822	4,157

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	(89,398)	22,228
Purchases of securities available for sale	(30,216)	(76,131)
Proceeds from maturities of securities available for sale	61,691	24,784
Proceeds from sales of securities available for sale	36,967	16,641
Increase in Federal Home Loan Bank stock	78	-
Increase in federal funds sold	(23,919)	(2,690)
Increase in loans, net	(12,890)	(9,393)
Purchases of premises and equipment	(6,742)	(1,754)
Net cash received from acquisition activity	57,900	40,531
Proceeds from sales of premises and equipment	12	-
Proceeds from sales of other real estate owned	1,686	1,983

Net cash provided by (used in) investing activities	$(4,831)	$16,197

(Continued)

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
FINANCING ACTIVITIES
Increase (decrease) in deposits	$23,153	$(7,749)
Increase (decrease) in federal funds purchasedand securities sold under repurchase agreements	(432)	1,111
Repayment of other borrowings	(32,744)	-
Excess tax benefit related to stock-based compensation plans	(8)	(11)
Excess tax (benefit) related to ESOP	(15)	17
Dividends paid to stockholders	(523)	(486)

Net cash used in financing activities	(10,569)	(7,134)

Net increase (decrease) in cash and due from banks	(13,578)	13,220

Cash and due from banks at beginning of year	28,803	14,922

Cash and due from banks at end of year	$15,225	$28,142

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$4,894	$4,221
Income taxes paid	$-	$9

NONCASH TRANSACTIONS
Decrease in unrealized losses on securities available for sale	$3,093	$965
Principal balances of loans transferred to other real estate owned	$843	$2,910

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS OF PRESENTATIONAND ACCOUNTING ESTIMATES

Heritage Financial Group, Inc.  (the “Company”), a Maryland corporation, was incorporated in May 2010 and organized by Heritage MHC (the “MHC”), Heritage Financial Group and HeritageBank of the South ( the “Bank”) to facilitate the second-step conversion  from the mutual holding company structure to the stock holding company structure (the “Conversion”).  Upon consummation of the Conversion, which occurred on November 30, 2010, the Company became the holding company for the Bank and a 100% publicly owned stock holding company.  As a result of the Conversion, each share of Heritage Financial Group’s common stock owned by public shareholders was exchanged for 0.8377 shares of the Company’s common stock, with cash being paid in lieu of issuing fractional shares.  All shares and per share information for periods prior to the Conversion have been adjusted to reflect the 0.8377:1 exchange ratio on publicly traded shares.  All references to the Company refer to Heritage Financial Group for periods prior to the completion of the Conversion.

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The accompanying consolidated financial information of the Company as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010, is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represent income available attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan.  The table below sets forth our earnings (loss) per share for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands, except per share amounts)
Basic earnings (loss) per share:
Net income (loss)	$(481)	$128	$734	$927
Weighted average common shares outstanding	8,214	8,469	8,200	8,457
Basic earnings (loss) per common share	$(0.06)	$0.02	$0.09	$0.11

Diluted earnings (loss) per share:
Net income (loss)	$(481)	$128	$734	$927
Weighted average common shares outstanding	8,214	8,469	8,200	8,457
Effect of dilutive stock options and restricted stock	1	2	2	1
Weighted average dilutive common shares outstanding	8,215	8,471	8,202	8,458
Diluted earnings (loss) per common share	$(0.06)	$0.02	$0.09	$0.11

For the three months ended June 30, 2011, potential common shares of 568,495 were not included in the calculation of diluted earnings per share because the assumed exercise of such shares would be anti-dilutive.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.	SHARE BASED COMPENSATION

On May 17, 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “Plan”).  The purpose of the Plan is to promote the long-term growth and profitability of Heritage Financial Group, Inc, to provide directors, advisory directors, officers and employees of Heritage Financial Group, Inc. and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence, and to provide such individuals with an equity interest in Heritage Financial Group, Inc.  Under the Plan, the Compensation Committee of the Board of Directors has discretion to award up to 645,990 shares, of which 461,422 were available as stock options or stock appreciation rights and 184,568 shares were available as restricted stock awards.

On June 22, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (the “2011 Plan”).  Under the 2011 Plan, the Compensation Committee has the discretion to award up to 573,481 shares, of which 409,429 were available as stock options or stock appreciation rights and 163,852 were available as restricted stock awards.  As of June 30, 2011, no awards had been granted under the 2011 Plan.

The Company granted restricted awards that may not be sold or otherwise transferred until certain restrictions have lapsed.  The unearned compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse (generally one to five years).  The share-based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period.   As of June 30, 2011, there was approximately $75,000 of unrecognized compensation associated with these awards.  For each of the three months ended June 30, 2011 and 2010, we recognized compensation expense associated with these awards of approximately $124,000. For each of the six months ended June 30, 2011 and 2010, we recognized compensation expense associated with these awards of approximately $248,000.

The Company recognized compensation expense related to stock options of approximately $101,000 and $78,000 for each of the three months ended June 30, 2011, and 2010, respectively.  For the six months ended June 30, 2011 and 2010, the Company recognized compensation expense related to these options of $164,000 and $156,000, respectively.  At June 30, 2011, there was approximately $63,000 of unrecognized compensation related to stock options.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2011 (unaudited):	(dollars in thousands)
U. S. Government sponsored agencies (GSEs) and U. S. Treasury securities	$46,774	$258	$(559)	$46,473
State and municipal securities	20,940	243	(694)	20,489
Corporate debt securities	2,165	-	(121)	2,044
GSE residential mortgage-backed securities	116,561	1,087	(270)	117,378
Total debt securities	186,440	1,588	(1,644)	186,384
Equity securities	435	150	(102)	483
Total securities	$186,875	$1,738	$(1,746)	$186,867

December 31, 2010:
U. S. Government sponsored agencies (GSEs) and U. S. Treasury securities	$89,680	$246	$(894)	$89,032
State and municipal securities	20,642	65	(1,547)	19,160
Corporate debt securities	2,170	-	(470)	1,700
GSE residential mortgage-backed securities	125,749	724	(1,137)	125,336
Private label residential mortgage-backed securities	2,800	7	-	2,807
Total debt securities	241,041	1,042	(4,048)	238,035
Equity securities	435	31	(124)	342
Total securities	$241,476	$1,073	$(4,172)	$238,377

*
At June 30, 2011 and December 31, 2010, the Company held no securities of any single issuer (excluding the U.S. Government and federal agencies) with a book value that exceeded 10% of stockholders’ equity.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES (Continued)

The amortized cost and fair value of debt securities available for sale as of June 30, 2011 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(dollars in thousands)
Due from one to five years	$14,733	$14,740
Due from five to ten years	10,110	9,924
Due after ten years	45,471	44,825
Mortgage-backed securities	116,561	117,378
	$186,875	$186,867

Securities with a carrying value of $74,552 and $68,809 at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Gains and losses on sales of securities available for sale consist of the following:

	June 30,
	2011	2010
	(dollars in thousands)
Gross gains on sales of securities	$453	$170
Gross losses on sales of securities	-	(10)
Net realized gains on sales of securities available for sale	$453	$160

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES (Continued)

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
June 30, 2011 (unaudited):
U.S. Government sponsored agency securities (GSEs) and U. S. Treasury securities	24,744	$(559)	$-	$-	$24,744	$(559)
State and municipal securities	6,679	(143)	3,700	(551)	10,379	(694)
Corporate debt securities	-	-	1,043	(121)	1,043	(121)
GSE residential mortgage-backed Securities	31,370	(270)	-	-	31,370	(270)
Subtotal, debt securities	62,793	(972)	4,743	(672)	67,536	(1,644)
Equity securities	-	-	147	(102)	147	(102)
Total temporarily impaired securities	$62,793	$(972)	$4,890	$(774)	$67,683	$(1,746)

December 31, 2010 :
U.S. Government sponsored agencies (GSEs) and U.S. Treasury securities	$68,948	$(894)	$-	$-	$68,948	$(894)
State and municipal securities	13,815	(639)	3,541	(908)	17,356	(1,547)
Corporate debt securities	934	(79)	766	(391)	1,700	(470)
GSE residential mortgage-backed Securities	72,748	(1,137)	-	-	72,748	(1,137)
Subtotal, debt securities	156,445	(2,749)	4,307	(1,299)	160,752	(4,048)
Equity securities	-	-	310	(124)	310	(124)
Total temporarily impaired securities	$156,445	$(2,749)	$4,617	$(1,423)	$161,062	$(4,172)

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

The investment in the common stock of the Federal Home Loan Bank of Atlanta is accounted for by the cost method, which also represents par value, and is made for long-term business affiliation reasons.  In addition, this investment is subject to restrictions relating to sale, transfer or other disposition.  Dividends are recognized in income when declared.  The carrying value of this investment at June 30, 2011 is approximately $4.3 million.  The estimated fair value of this investment is approximately $4.3 million as of June 30, 2011, and therefore is not considered impaired.

Other equity securities represent an investment in the common stock of the Chattahoochee Bank of Georgia (“Chattahoochee”), a de novo bank in Gainesville, Georgia.  The Company accounts for this investment by the cost method.  This investment represents approximately 4.9% of the outstanding shares of Chattahoochee.  Since its initial capital raise, Chattahoochee has not had any stock transactions, and therefore, no fair market value is readily available.  The carrying value of this investment at June 30, 2011 is approximately $1.0 million. The Company plans to hold this investment for the foreseeable future, and does not consider it impaired as of June 30, 2011.

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans is summarized as follows:

	June 30,	December 31,
	2011	2010
	(dollars in thousands)

Commercial real estate	$157,058	$136,016
Consumer real estate	157,736	157,384
Construction and land	26,688	24,522
Commercial and industrial loans	50,997	52,589
Consumer and other	23,592	27,115
	416,071	397,626

Loans acquired through FDIC-assisted acquisitions
Non Covered	24,227	21,371
Covered	60,427	-
Total loans	500,725	418,997

Total allowance for loan losses	6,585	8,101
Loans, net	$494,140	$410,896

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans acquired through FDIC-assisted acquisitions including the acquisition of The Tattnall Bank in December 2009 and the acquisition of Citizens Bank of Effingham in February 2011 are accounted for under ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality, and have been excluded from the tables below.

Changes in the allowance for loan losses are as follows:

	For the three months ended June 30	For the six months ended June 30,	For the twelve months ended December 31,
	2011	2011	2010
	(dollars in thousands)
Balance, beginning of period	$6,138	$8,101	$6,060
Provision for loan losses	700	1,300	5,500
Loans charged off	(298)	(2,930)	(3,686)
Recoveries of loans previously charged off	45	114	227
Balance, end of period	$6,585	$6,585	$8,101

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial Real Estate	Consumer Real Estate	Construction and Land	Commercial and Industrial Loans	Consumer	Total
	(dollars in thousands)

Balance, March 31, 2011	$1,760	$1,845	$1,132	$1,078	$323	$6,138
Add (deduct):
Charge-offs	(65)	(181)	(10)	(18)	(24)	(298)
Recoveries	10	6	-	-	29	45
Provision	881	(15)	(299)	242	(109)	700
Balance, June 30, 2011	$2,586	$1,655	$823	$1,302	$219	$6,585

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables detail activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2011 and the year ended December 31, 2010.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial Real Estate	Consumer Real Estate	Construction and Land	Commercial and Industrial Loans	Consumer	Total
	(dollars in thousands)

Balance, January 1, 2011	$1,721	$2,197	$1,977	$1,601	$605	$8,101
Add (deduct):
Charge-offs	(401)	(2,319)	(18)	(77)	(115)	(2,930)
Recoveries	10	9	1	-	94	114
Provision	1,256	1,768	(1,137)	(222)	(365)	1,300
Balance, June 30, 2011	$2,586	$1,655	$823	$1,302	$219	$6,585

Allowance:
Ending balance: specific	$-	$-	$-	$-	$-	$-
Ending balance: collective	$2,586	$1,655	$823	$1,302	$219	$6,585

Loans:
Ending balance: individually evaluated for impairment	$874	$5,202	$4,669	$848	$-	$11,593
Ending balance: collectively evaluated for impairment	$156,184	$152,534	$22,019	$50,149	$23,592	$404,478

	Commercial Real Estate	Consumer Real Estate	Construction and Land	Commercial and Industrial Loans	Consumer	Total
	(dollars in thousands)

Balance, January 1, 2010	$1,176	$1,422	$1,419	$1,193	$850	$6,060
Add (deduct):
Charge-offs	(412)	(1,278)	(704)	(804)	(488)	(3,686)
Recoveries	-	10	-	-	217	227
Provision	957	2,043	1,262	1,212	26	5,500
Balance, December 31, 2010	$1,721	$2,197	$1,977	$1,601	$605	$8,101
Loans:
Ending balance: individually evaluated for impairment	$3,322	$6,757	$4,909	$932	$-	$15,920
Ending balance: collectively evaluated for impairment	$132,694	$150,627	$19,613	$51,657	$27,115	$381,706

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following is a summary of information pertaining to impaired loans:

	June 30,	December 31,
	2011	2010
	(dollars in thousands)
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	14,815	16,441
Total impaired loans	$14,815	$16,441
Valuation allowance related to impaired loans	$330	$2,803
Year to date average investment in impaired loans	$15,714	$16,441
Foregone interest income on impaired loans	$181	$538

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

Included in certain loan categories are troubled debt restructurings that were classified as impaired.  At June 30, 2011, the Company had troubled debt restructurings totaling $11.6 million, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.  Included in nonaccruing loans at June 30, 2011, are troubled debt restructurings of $5.4 million.  In addition, at that date the Company had troubled debt restructurings totaling $6.2 million that were performing in accordance with their modified terms and are not included in nonaccruing loans.

Impaired loans by class are presented below as of and for the six months ending June 30, 2011:

					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	YTD 2011
	(dollars in thousands)

Commercial real estate	$2,422	$2,848	$169	$2,549	$3
Consumer real estate	5,996	8,160	82	6,712	32
Construction and land	5,153	5,724	24	5,174	4
Commercial and industrial loans	1,095	1,113	39	1,118	14
Consumer	149	174	16	161	3
Total	$14,815	$18,019	$330	$15,714	$56

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

Impaired loans by class are presented below as of and for the year ended December 31, 2010:

					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	YTD 2010
	(dollars in thousands)

Commercial real estate	$3,356	$3,356	$455	$3,356	$77
Consumer real estate	6,918	6,918	898	6,918	251
Construction and land	4,997	4,997	1,114	4,997	198
Commercial and industrial loans	1,005	1,005	266	1,005	62
Consumer	165	165	70	165	8
Total	$16,441	$16,441	$2,803	$16,441	$596

Below is an analysis of the age of recorded investment in loans that are past due as of June 30, 2011.

	30-59	60-89	Greater	Total
	Days	Days	Than	Past		Total
	Past Due	Past Due	90 Days	Due	Current	Loans
	(dollars in thousands)

Commercial real estate	$-	$-	$1,798	$1,798	$155,260	$157,058
Consumer real estate	259	195	3,932	4,386	153,350	157,736
Construction and land	-	-	1,615	1,615	25,073	26,688
Commercial and industrial loans	144	4	1,095	1,243	49,754	50,997
Consumer	108	17	149	274	23,318	23,592
Total	$511	$216	$8,589	$9,316	$406,755	$416,071

There were no accruing loans that were greater than 90 days past due at June 30, 2011.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Below is an analysis of the age of recorded investment in loans that are past due as of the year ended December 31, 2010.

	30-59	60-89	Greater	Total
	Days	Days	Than	Past		Total
	Past Due	Past Due	90 Days	Due	Current	Loans
	(dollars in thousands)

Commercial real estate	$-	$-	$3,356	$3,356	$132,660	$136,016
Consumer real estate	1,167	38	4,873	6,040	151,344	157,384
Construction and land	295	-	1,423	1,718	22,804	24,522
Commercial and industrial loans	40	89	88	217	52,372	52,589
Consumer	235	15	165	415	26,700	27,115
Total	$1,737	$142	$9,905	$11,746	$385,880	$397,626

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

Pass-2-Highest Quality to Satisfactory - Loans that are fully secured by tangible collateral and the borrowers have demonstrated or documented exceptional credit history, net worth or some other measure of repayment ability.

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

Credit quality indicators by class are presented below for June 30, 2011:

			Construction
	Commercial	Consumer	and
	Real Estate	Real Estate	Land	Commercial
	(dollars in thousands)
Real Estate and Commercial Credit Exposure
Pass 1	$1,824	$1,490	$-	$1,290
Pass 2	-	64	2,613	279
Pass 3	76,478	113,776	7,630	25,906
Pass 4	70,309	31,946	10,128	21,036
Special Mention 5	4,050	470	691	592
Substandard 6	4,397	9,990	5,626	1,894
Doubtful 7	-	-	-	-
Loss 8	-	-	-	-
Total	$157,058	$157,736	$26,688	$50,997

Consumer Other
(dollars in thousands)
Consumer Other Credit Exposure
Pass 1-4	$23,284
Special Mention 5	39
Substandard 6	269
Doubtful 7	-
Loss 8	-
Total	$23,592

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Credit quality indicators by class are presented below for December 31, 2010:

			Construction
	Commercial	Consumer	and
	Real Estate	Real Estate	Land	Commercial
	(dollars in thousands)
Real Estate and Commercial Credit Exposure
Pass 1	$-	$-	$75	$1,008
Pass 2	-	49	-	281
Pass 3	63,380	116,329	8,497	29,683
Pass 4	64,718	29,504	9,723	19,015
Special Mention 5	2,832	2,896	530	667
Substandard 6	5,086	8,606	5,697	1,935
Doubtful 7	-	-	-	-
Loss 8	-	-	-	-
Total	$136,016	$157,384	$24,522	$52,589

Consumer Other
(dollars in thousands)
Consumer Other Credit Exposure
Pass 1-4	$26,773
Special Mention 5	29
Substandard 6	313
Doubtful 7	-
Loss 8	-
Total	$27,115

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

The following table represents the loans receivable as of June 30, 2011 and reflects reclassifications from the balances reported at December 31, 2010:

	Acquired Loans Without Specific Evidence of Deterioration in Credit Quality	Acquired Loans With Specific Evidence of Deterioration in Credit Quality	Total Loans Acquired
	(dollars in thousands)
Contractually required principal and interest	$22,122	$6,435	$28,547
Non-accretable difference	(971)	(5,775)	(6,746)
Cash flows expected to be collected	21,141	660	21,801
Accretable yield	(4,329)	(1)	(4,330)
Basis in acquired loans	$16,812	$659	$17,471

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

FDIC-Assisted Transactions (Continued)

The following table is a summary of changes in the accretable yields of acquired loans since the acquisition date and reflect refinements to the Company's initial estimate:

	Acquired Loans Without Specific Evidence of Deterioration in Credit Quality	Acquired Loans With Specific Evidence of Deterioration in Credit Quality	Total Loans Acquired
	(dollars in thousands)
Balance at acquisition, December 4, 2009	$1,090	$2,480	$3,570
Accretion	(65)	(128)	(193)
Balance, December 31, 2009	$1,025	$2,352	$3,377
Transfers from non-accretable difference to accretable yield	3,823	(485)	3,338
Accretion	(1,549)	(568)	(2,117)
Balance, December 31, 2010	$3,299	$1,299	$4,598
Transfers from non-accretable difference to accretable yield	1,573	(1,299)	274

Accretion	(543)	1	(542)
Balance, June 30, 2010	$4,329	$1	$4,330

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

The following table represents the loans receivable as of June 30, 2011:

	Acquired Loans Without Specific Evidence of Deterioration in Credit Quality	Acquired Loans With Specific Evidence of Deterioration in Credit Quality	Total Loans Acquired
	(dollars in thousands)
Contractually required principal and interest	$123,349	$38,160	$161,509
Non-accretable difference	(37,552)	(22,988)	(60,540)
Cash flows expected to be collected	85,797	15,172	100,969
Accretable yield	(33,900)	(365)	(34,265)
Basis in acquired loans	$51,897	$14,807	$66,704

The following table is a summary of changes in the accretable yields of acquired loans since the acquisition date and reflect refinements to the Company's initial estimate:

	Acquired Loans Without Specific Evidence of Deterioration in Credit Quality	Acquired Loans With Specific Evidence of Deterioration in Credit Quality	Total Loans Acquired
	(dollars in thousands)
Balance at acquisition, February 18, 2011	$35,731	$423	$36,154
Accretion	(1,831)	(58)	(1,889)
Balance, June 30, 2011	$33,900	$365	$34,265

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets
Available for sale investment securities	$150	$186,717	$-	$186,867
Total assets at fair value	$150	$186,717	$-	$186,867

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

At June 30, 2011, there were no impaired loans reported at fair value utilizing Level 2 valuation inputs.  Impaired loans with a carrying value of $14.8  million were reduced by specific valuation allowance allocations totaling $302,000 for a total reported fair value of $14.5 million on collateral valuations utilizing Level 3 valuation inputs at June 30, 2011.

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

Off-Balance-Sheet Instruments:  The carrying amount of commitments to extend credit and standby letters of credit approximates fair value.

The carrying amount and estimated fair value of the Company's financial instruments were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash, due from banks and interest-bearing deposits in banks	$115,534	$115,534	$39,714	$39,714
Federal funds sold	$26,619	$26,619	$2,700	$2,700
Securities available for sale	$186,867	$186,867	$238,377	$238,377
Federal Home Loan Bank stock	$4,286	$4,286	$3,703	$3,703
Other equity securities	$1,010	$1,010	$1,010	$1,010

Loans held for sale	$5,579	$5,579	$225	$225

Non covered loans	$440,298	$428,681	$418,997	$419,835
Allowance for loan losses	6,585	-	8,101	-
Non covered loans, net	433,713	$428,681	$410,896	$419,835

Covered loans	$60,427	60,427	$-	$-
Accrued interest receivable	$3,467	$3,467	$2,907	$2,907
FDIC loss-share receivable	$58,152	$58,152	$-	$-

Financial liabilities:
Deposits	$763,673	$759,170	$534,242	$532,050

Federal funds purchased and securities sold under repurchase agreements	$31,989	$31,989	$34,421	$32,425
Other borrowings	$35,000	$38,161	$62,500	$65,592
Accrued interest payable	$1,066	$1,066	$702	$702

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

The fair values of the assets acquired and liabilities assumed in conjunction with the Acquisition as of the Closing Date are detailed in the following table (dollars in thousands):

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

The following table summarizes the assets covered by the loss-sharing agreements, the amount covered by the FDIC and the estimated fair values (dollars in thousands):

	Amounts Covered	Fair Value	SF Certificate (10 Years for Losses)	Non-SF Certificate (5 Years for Losses)

Loans	$131,256	$66,671	$22,744	$108,512
OREO	21,663	7,540	-	21,663
Total	$152,919	$74,211	$22,744	$130,175

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

The following table presents information regarding the loan portfolio acquired on February 18, 2011 at fair value (dollars in thousands):

	Loans With Deterioration of Credit Quality	Loans Without A Deterioration of Credit Quality	Total Loans, at Fair Value

Construction and Land	$5,641	$7,454	$13,095
Farmland	1,272	2,362	3,634
Residential (1 to 4 family)	3,804	14,936	18,740
Commercial Real Estate	4,635	15,551	20,186
Commercial	1,787	11,643	13,430
Consumer	31	3,604	3,635
	$17,170	$55,550	$72,720

The following table presents purchased loans accounted for under ASC Topic 310-30 as of the Closing Date:

February 18, 2011
(dollars in thousands)

Contractually-required principal and interest	$172,568
Non-accretable difference	(63,694)
Cash flows expected to be collected	108,874
Accretable yield	(36,154)
Fair value of loans accounted for under ASC 310-30	$72,720

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

The Company did not immediately acquire the real estate, banking facilities, furniture or equipment of Citizens as part of the purchase and assumption agreement.  However, the Company subsequently purchased the real estate, banking facilities, furniture or equipment of Citizens from the FDCIC at fair value in the amount of $3.2 million during the second quarter of 2011.

NOTE 8.	SUBSEQUENT EVENTS

Subsequent events and transactions that occurred after June 30, 2011 but prior to August 15, 2011, the date these financial statements were available to be issued, have been evaluated for potential recognition or disclosure in these financial statements.

The Company announced on July 25, 2011 in connection with the Plan that a new stock repurchase program was authorized where the Company may repurchase during the coming year up to 163,852 shares, or 2% of its currently outstanding publicly held shares of common stock.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.

When used in this Quarterly Report on Form 10-Q and in other filings by the Company with the Securities and Exchange Commission (the "SEC"), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "intends" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, including, among other things, (i) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company’s market areas; (ix) legislative or regulatory changes that adversely affect the Company’s business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the new overdraft protection regulations and customers’ responses thereto; (x) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xi) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xiv) costs and effects of litigation, including settlements and judgments; and (xiv) competition.  The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically declines, any obligation-to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

Heritage Financial Group, Inc. (“Heritage” or the “Company”) is a Maryland corporation that was organized in 2010 to become the holding company of HeritageBank of the South (“HeritageBank” or the “Bank”) after the completion of the second-step conversion and related public offering.  In that conversion, Heritage succeeded to all of the business and operations of Heritage Financial Group and Heritage MHC, which merged into the Company.  The Company completed the public offering on November 30, 2010.  It sold 6,591,756 shares of common stock for $10.00 per share, and its employee stock ownership plan purchased 327,677 of those shares with the proceeds of a loan from the Company.  The Company also issued 2,188,884 shares in a stock exchange based on an 0.8377 exchange ratio for each outstanding share of Heritage Financial Group.  The Company received net proceeds of $61.4 million in the public offering, 50% of which was contributed to HeritageBank and $3.3 million of which was lent to the ESOP for its purchase of shares in the offering.  At June 30, 2011, the Company had 8,712,750 outstanding shares.  Its stock trades on the Nasdaq Global Market under the symbol “HBOS.”

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

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HeritageBank was originally chartered in 1955 as a federal credit union, serving the Marine Corps Logistic Base in Albany, Georgia.  Over the years, it evolved into a full-service, multi-branch community credit union in Dougherty, Lee, Mitchell and Worth counties in Georgia.  It was converted from a federal credit union charter to a federal mutual savings bank in July 2001.  The objective of that charter conversion was to better serve customers and the local community though the broader lending ability of a savings bank and to expand our customer base beyond the limited field of membership permitted for credit unions.  In February 2002, HeritageBank converted to stock form in a reorganization into a two-tier mutual holding company structure, which was eliminated in the second-step conversion.  On January 1, 2005, HeritageBank converted to a Georgia-chartered stock savings bank, because that charter best suited our continued efforts to grow and expand our commercial business.  HeritageBank now operates from 21 full service branch locations, 10 mortgage loan production offices and 2 investment offices throughout Georgia and north-central Florida.

Heritage was historically examined by the Office of Thrift Supervision; however, effective July 21, 2011 that regulatory oversight was transferred to the Board of Governors of the Federal Reserve system and the Federal Reserve Bank of Atlanta.  HeritageBank continues to be regulated by the Department of Banking and Finance and the FDIC.

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

We have pursued this expansion program through both prudent, disciplined internal growth and strategic acquisitions.  Because many of the financial institutions in our market areas are experiencing financial difficulties, these opportunities have increased in recent months.  As those troubled financial institutions have closed or curtailed their lending activities, decreased their assets or sold branches to improve their capital levels, we have experienced increased loan demand and branch acquisition opportunities.  We have also hired highly regarded and experienced lending officers and commercial bankers and expanded into new market areas that are contiguous to our existing market areas. These recent activities reflect our ability to take advantage of these expansion opportunities.

In February 2011, we acquired the Citizens Bank of Effingham (“Citizens”), with four branch offices east of Savannah, in Springfield, Guyton, Rincon and Port Wentworth, Georgia, through an FDIC-assisted transaction.  In that acquisition, we acquired substantially all of the assets (approximately $214.0 million, including $145.0 million in loans) and assumed substantially all of the liabilities (approximately $211.0 million, including $206.0 million in deposits) of Citizens.  We entered into a loss-share agreement with the FDIC that provides HeritageBank with significant protection for certain acquired assets.  Under the agreement, the FDIC will provide reimbursement for 80% of the losses on approximately $152.9 million of covered loans and other real estate owned acquired in the acquisition.  In order to maintain this loss-share protection, we must comply with specific servicing and reporting procedures in the agreement.  The approximately $214.0 million of acquired assets were purchased at a $25.1 million discount, which was approximately 11.7% of assets acquired and a 16.4% discount to covered assets.  This acquisition expanded our footprint into the Savannah, Georgia market.  Many of the loans acquired were nonperforming and had poor documentation of the borrowers’ capacity to service the debt and the underlying value of collateral securing the loans.

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

Off Balance Sheet Liabilities

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and standby letters of credit.  We use the same credit policies in making these commitments as we do for on-balance sheet instruments.  A summary of the Company's commitments as of June 30, 2011, is as follows:

(In Thousands)

Commitments to extend credit	$64,465
Financial stand-by letters of credit	80
$64,545

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

General.  Total assets increased by $208.2 million or 27.6% to $963.6 million at June 30, 2011, from $755.4 million at December 31, 2010.  Cash and due from banks decreased $13.6 million or 47.2% to $15.2 million at June 30, 2011 from $28.8 million at December 31, 2010.  Total interest-earning assets increased $148.9 million or 22.2% to $820.1 million at June 30, 2011, from $671.2 million at December 31, 2010.  Loans, including loans held for sale, increased $87.1 million and interest-bearing deposits in banks increased $89.4 million while securities available for sale decreased $51.5 million.

Cash and Securities. The Company increased our liquidity position significantly in the second quarter of 2011, primarily as a result of our acquisition of Citizens.  Cash and securities (including bank deposits and federal funds sold) increased in the aggregate $48.2 million or 17.2% to $329.0 million at June 30, 2011, from $280.8 million at December 31, 2010.

The increase in cash and due from banks was primarily a result of the correspondent cash balances added and the additional branch cash from our acquisition activity.    The increase in interest-bearing deposits in banks and federal funds sold was due to the excess liquidity from acquisition activity, as well as the maturity of securities available for sale.  The decrease in securities available for sale was due to the maturity and sales of securities available for sale that were not reinvested during the quarter.

We expect to maintain higher than historical balances in cash, funds due from banks, federal funds sold and securities in 2011.  We continue to maintain excess liquidity for three purposes.  First, we believe it is prudent to maintain higher liquidity during uncertain economic times.  Second, we believe this excess liquidity gives us additional flexibility in our expansion strategy.  Third, we believe this excess liquidity will provide us flexibility for funding loans or other investments if we see a dramatic rise in interest rates.  Maintaining excess liquidity does impact the net interest margin in a negative way in the short-term; however, we feel the benefits of maintaining excess liquidity outweigh the cost to net interest margin.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loans.  Our net loan portfolio increased $83.2 million, or 20.3%, to $494.1 million at June 30, 2011, from $410.9 million at December 31, 2010.  Our non-covered loan portfolio increased $21.3 million, or 5.1%, due to organic loan growth in our  Valdosta and Statesboro markets.  Our covered loan portfolio decreased to $60.4 million at June 30, 2011 from prior quarter’s $62.3 million.

Delinquencies and Non-performing Assets. As of June 30, 2011, our total loans delinquent for 30 to 89 days, excluding loans acquired in FDIC-assisted transactions, was $ 727,000 or 0.15% compared to $1.7 million 0.44% at December 31, 2010.

The table below sets forth the amounts and categories of non-performing assets, excluding loans and OREO acquired in FDIC-assisted transactions at the dates indicated:

	June 30, 2011	December 31, 2010	Amount Change	Percent Change
	(Dollars in thousands)

Non-accruing loans	$8,589	$9,905	$(1,316)	(13.2	) %
Foreclosed assets	2,725	3,689	(964)	(26.1)
Total	$11,314	$13,594	$(2,280)	(16.7	) %

At June 30, 2011, our largest non-performing loan was $1.9 million secured by various residential and commercial properties in South Georgia. This loan amount decreased from the balance of $3.9 million at December 31, 2010 due to a $2.0 million charge off during the first quarter of 2011.  Our next largest non performing loan was $1.1 million secured by 20.1 acres of land in Ocala, Florida.  The remainder of our non-performing loans consists of various consumer and commercial loans, none exceeding $1.0 million.  Current appraisals on real estate loans, expected cost of foreclosure or other disposition, and other probable losses on these loans are considered in our analysis of the allowance for loan losses.

Foreclosed assets decreased from $3.7 million at December 31, 2010, to $2.7 million at June 30, 2011. The Company continues to aggressively confront credit quality issues in its loan portfolio.  At June 30, 2011 and December 31, 2010, our largest foreclosed asset was $1.2 million on undeveloped property in the Atlanta metropolitan market.  The original loan balance on this property was $5.0 million and the current value represents our estimated disposition value based on current appraisals and market data.  The remainder of our foreclosed assets consists of various properties, primarily located in southwest Georgia, with no single property having a book value over $1.0 million.  All of these properties are being marketed actively for disposition.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our internally criticized (watch list) and classified assets, excluding FDIC assisted transactions, totaled $30.0 million at June 30, 2011, compared to $32.1 million at December 31, 2010.  This includes loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.  These balances include the aforementioned nonperforming loans, other real estate, and repossessed assets.  These loans have been considered in management's determination of the adequacy of our allowance for loan losses.  Our internal loan review processes strive to identify weaknesses in loans prior to performance issues.  However, our processes do not always provide sufficient time to work out plans with borrowers that would avoid foreclosure and/or losses.

Although improvement was recognized in our non-performing assets for the current quarter, we expect nonperforming assets to remain at elevated levels, at least in the near term, as a result of the continued weakness in the economy.  We have taken actions to prevent losses in our current portfolio, including the development of a special assets committee and a weekly meeting of members of management and lenders to discuss the status and action plan on each problem loan.  We have also taken steps to better evaluate the capital and liquidity positions of our commercial loan guarantors, particularly those involved in commercial real estate construction and development.

Allowance for Loan Losses.  The following tables present information related to loan type and asset quality as of the periods indicated.

	Loans by Type as of
	6/30/11	12/31/10	6/30/10

Construction and land loans	$26,688	$24,522	$23,637
Farmland loans	13,276	12,339	14,702
Permanent 1 – 4	131,596	131,293	110,325
Permanent 1 - 4 - junior liens and revolving	26,140	26,091	27,178
Multifamily	12,755	13,598	12,601
Nonresidential	131,027	110,079	98,353
Commercial business loans	50,997	52,589	46,603
Consumer and other loans	23,592	27,115	32,684
	$416,071	$397,626	$366,083

Loans acquired through FDIC- assisted acquisitions:
Non covered loans	$24,227	$21,371	$22,654
Covered loans	60,427	-	-
	$500,725	$418,997	$388,737

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Asset Quality Data (excluding loans acquired through FDIC-assisted acquisitions) as of
	6/30/11	12/31/10	6/30/10

Allowance for loan losses to total loans	1.58%	2.04%	1.65%
Allowance for loan losses to average loans	1.48%	2.03%	1.77%
Allowance for loan losses to non-performing loans	76.67%	81.79%	80.21%
Accruing loans past due 30-89 days	$727	$1,737	$2,498
Nonaccrual loans	8,589	9,905	7,514
Loans - 90 days past due & still accruing	-	-	-
Total non-performing loans	8,589	9,905	7,514
OREO and repossessed assets	2,725	3,689	3,019
Total non-performing assets	11,314	13,594	10,533
Non-performing loans to total loans	2.06%	2.50%	2.05%
Non-performing assets to total assets	1.17%	1.85%	1.59%
Net charge-offs to average loans (annualized)	0.26%	1.84%	0.51%
Net charge-offs	$253	$1,833	$439

For further information on the loan portfolio and allowance for loan losses, see Note 5 of the Condensed Notes to Consolidated Financial Statements contained in this 10-Q.

Premises and Equipment. Premises and equipment increased approximately $6.2 million or 28.8% at June 30, 2011, primarily due to the purchase of the real estate, banking facilities, furniture or equipment of Citizens from the FDIC at fair value in the amount of $3.2 million during the second quarter of 2011.  The remaining increase was related to the construction in progress for our new branch in Lee County, Georgia, scheduled to open in 2011, at an approximate cost of $2.5 million.

Intangible, Goodwill and Other Assets.   Intangible assets and goodwill increased $1.5 million or 50.7% to $4.4 million, as a result of our acquisition of Citizens in the first quarter of 2011

Deposits.  Total deposits increased $229.4 million or 42.9% to $763.7 million at June 30, 2011 compared with $534.3 million at December 31, 2010, primarily as a result of the Citizens acquisition.

Federal Home Loan Bank Advances, Other Borrowings and Other Liabilities.  The total amount of Federal Home Loan Bank advances decreased by $27.5 million or 44.0% from $62.5 million at December 31, 2010 to $35.0 million at June 30, 2011 due to the use of excess liquidity to pay down advances early with no prepayment penalty or as they matured.  Federal funds purchased and securities sold under agreements to repurchase decreased slightly to $32.0 million at June 30, 2011 compared with $32.4 million at December 31, 2010.

Equity.  Total equity increased $2.7 million or 2.3% to $122.0 million at June 30, 2011, compared with $119.3 million at December 31, 2010, primarily as a result of net income of $734,000 for the six months ended June 30, 2011, stock-based compensation of $412,000, other comprehensive income of $1.8 million and the allocation of $302,000 in ESOP shares which increased equity.   Partially offset by year-to-date dividends of $523,000 paid as of June 30, 2011.

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

	Three Months Ended June 30,
	2011			2010
	(Dollars in Thousands)

	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate

Interest-Earning Assets:
Loans	$501,929	$7,564	6.05%	$364,075	$5,763	6.36%
Loans held for sale	3,878	46	4.70	30	-	5.07
Taxable investment securities	189,602	1,221	2.58	88,276	790	3.58
Tax-exempt investment securities	20,659	211	6.18	24,170	239	5.99
Federal funds sold	20,447	16	0.32	27,384	18	0.26
Interest bearing deposits with banks	44,525	51	0.46	40,968	45	0.45
Total interest-earning Assets	781,040	9,109	4.73	544,903	6,855	5.14

Interest-Bearing Liabilities:
Interest-bearing demand	132,434	209	0.63	87,087	222	1.02%
Savings and money market	270,796	652	0.97	179,263	506	0.68
Retail time deposits	267,100	1,073	1.61	153,317	717	2.41
Wholesale time deposits	10,094	49	1.96	11,316	67	2.37
Borrowings	85,807	684	4.06	75,998	647	3.42
Total interest-bearing liabilities	766,231	2,667	1.40	506,981	2,159	1.71

Net interest income		$6,442			$4,696
Net interest rate spread			3.33%			3.43%
Net earning assets	$14,809			$37,922
Net interest margin			3.36%			3.55%

Average interest-earning assets to average interest-bearing liabilities	1.02			1.07

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,
	2011			2010
	(Dollars in Thousands)

	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate

Interest-Earning Assets:
Loans	$479,390	$14,709	6.19%	$350,438	$11,083	6.39%
Loans held for sale	2,307	54	4.61	15	-	5.07
Taxable investment securities	198,743	2,428	2.44	88,221	1,566	3.55
Tax-exempt investment securities	20,653	422	6.19	27,149	537	5.99
Federal funds sold	22,279	29	0.27	20,693	27	0.26
Interest bearing deposits with banks	30,338	91	0.60	37,193	90	0.49
Total interest-earning Assets	753,710	17,733	4.80	523,709	13,303	5.23

Interest-Bearing Liabilities:
Interest-bearing demand	127,860	449	0.71	77,400	405	1.06%
Savings and money market	251,583	1,225	0.98	168,276	967	0.72
Retail time deposits	242,698	2,059	1.71	154,883	1,518	2.45
Wholesale time deposits	11,136	98	1.77	12,449	146	2.37
Borrowings	89,562	1,427	4.04	75,773	1,161	3.09
Total interest-bearing liabilities	722,839	5,258	1.47	488,781	4,197

Net interest income		$12,475			$9,106
Net interest rate spread			3.33%			3.50%
Net earning assets	$30,871			$34,928
Net interest margin			3.39%			3.61%

Average interest-earning assets to average interest-bearing liabilities	1.04			1.07

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

	Three Months Ended June 30,
	2011 vs. 2010
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)

Interest-earning assets:
Loans	$1,545	$256	$1,801
Loans held for sale	46	-	46
Taxable investment securities	675	(244)	431
Tax-exempt investment securities	(42)	14	(28)
Federal funds sold	(5)	3	(2)
Interest bearing deposits with banks	4	2	6
Total interest-earning assets	$2,223	$31	2,254

Interest-bearing liabilities:
Interest-bearing demand	$90	$(103)	(13)
Savings and money market	256	(110)	146
Retail time deposits	557	(201)	356
Wholesale time deposits	(8)	(10)	(18)
Borrowings	97	(60)	37
Total interest-bearing liabilities	$992	$(484)	508

Net interest income			$1,746

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,
	2011 vs. 2010
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$3,449	$177	$3,626
Loans held for sale	54	-	54
Taxable investment securities	1,416	(554	862
Tax-exempt investment securities	(149)	34	(115
Federal funds sold	1	1	2
Interest-bearing deposits with banks	(18)	19	1
Total interest-earning assets	$4,753	$(323	4,430

Interest-bearing liabilities:
Interest-bearing demand	$208	$(164	44
Savings and money market	479	(221	258
Retail time deposits	1,000	(459	541
Wholesale time deposits	(28)	(20	(48
Borrowings	251	15	266
Total interest-bearing liabilities	$1,910	$(849	1,061

Net interest income			$3,369

Comparison of Operating Results for the Three and Six Month Periods Ended June 30, 2011 and 2010

General.  During the three months June 30, 2011, we recorded net loss of $481,000 or $0.06 basic and diluted loss per share compared to a net income of $128,000 or $0.02 basic and diluted earnings per share for the three months ending June 30, 2010.

During the six months June 30, 2011, the Company recorded net income of $734,000 or $0.09 basic and diluted earnings per share compared to a net income of $927,000 or $0.11 basic and diluted earnings per share for the six months ending June 30, 2010.  The reduction in operating results was primarily driven by increased loss on sales and write-downs of OREO, net of tax, of $1.2 million coupled with increased acquisition expenses related to the Citizens acquisition, net of tax, of $456,000 partially offset by a bargain purchase gain, net of tax, of $1.2 million on the Citizens acquisition.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Income.  Total interest income for the three months ended June 30, 2011, increased $2.3 million or 32.9% to $9.1 million, compared to $6.9 million for this same period in 2010.  The increase was due to a $236.1 million, or 43.3%, increase in average interest-earning assets to $781.0 million at the end of the second quarter of 2011, compared to $544.9 million at the end of the second quarter of 2010.  This increase in the average balance of earning assets was partially offset by a 41 basis point decline in the yield on average-earning assets to 4.73% for the second quarter of 2011 as compared to 5.14% for this same period in 2010, as a result of the low interest rate environment where maturing loans are being replaced with much lower yielding assets.

Total interest income for the six months ended June 30, 2011, increased $4.4 million or 33.3% to $17.7 million, compared to $13.3 million for this same period in 2010.  The increase was due to a $230.0 million, or 43.9%, increase in average interest-earning assets to $753.7 million for the six months ended June 30, 2011, compared to $523.7 million for the six months ended June 30, 2010.  This increase in the average balance of earning assets was partially offset by a 43 basis point decline in yield on average-earning assets to 4.80% for the six months ended June 30, 2011 as compared to 5.23% for this same period in 2010.

This increase in average interest-earning assets was due primarily to the branch acquisition activity in 2010 and the Citizens acquisition in February 2011. Our overall yield on average interest-earning assets decreased in 2011, because we carried excess liquidity on our balance sheet, primarily from our branch and FDIC-assisted acquisitions and the net proceeds of the conversion stock offering, which have not yet been fully deployed. The primary purpose of maintaining excess liquidity is to support our acquisition growth strategy.

Interest income on loans for the three months ended June 30, 2011 was $7.6 million compared to $5.8 million for the second quarter of 2010 and $14.7 million for the six months ended June 30, 2011 compared to $11.1 million for the same period of 2011.  The increase in interest income on loans was primarily a result of the loans acquired in our branch and FDIC-assisted transactions and our expansion into the Valdosta and Statesboro markets, which was reflected in the $128.9 million increase in the average loan portfolio balance offset by a 20 basis point decline in the weighted average yield on loans to 6.19% for the six months ended June 30, 2011 compared to 6.39% for the same period in 2010.

Interest income on investment securities for the second quarter of 2011 was $1.4 million compared to $1.0 million in the second quarter of 2010 and was $2.9 million for the six months ended June 30, 2011 compared to $2.1 million for the same period in 2010. Our average taxable investment securities increased by $110.5 million to $198.7 million offset by a decrease in tax exempt securities portfolio of $6.5 million for the six months ended June 30, 2011 compared to the same period of 2010 as excess liquidity from acquisition activity and the stock offering were invested.  Tax-exempt securities average yield increased by 20 basis points from the six months ended June 20, 2011 2010 to second quarter of 2011; however, the average yield on taxable investment securities decreased by 111 basis points to 2.44 % for this same period.  We expect to see the yield on our taxable investment portfolio continue to decline during this low interest rate environment as maturing investments are replaced with lower yielding investments.

Interest Expense.  Total interest expense increased $508,000 or 23.5% to $2.7 million for the three months ended June 30, 2011, compared to $2.2 million during the same period in 2010 and increased $1.1 million or 25.3% to $5.3 million for the six months ended June 30, 2011 compared to $4.2 million the same period in 2010.  The cost of interest-bearing liabilities decreased 26 basis points to 1.47% during first six months of 2011 compared with 1.73% during the first six months 2010, as a result of the continued downward trends in the rate cycle.  This decrease in costs was offset by an increase in the average balance of interest-bearing liabilities during the first six months of 2011 to $722.8 million, an increase of $234.0 million compared to $488.8 million during the first six months of 2010, which reflects increases in deposits from our acquisitions and market expansion.    We expect the decline in the cost of interest-bearing liabilities to slow during 2011 as changes in Federal law which authorized interest to be payable on business accounts in July 2011.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense on deposits for the second quarter of 2011 was $2.0 million compared to $1.5 million for the second quarter of 2010.  The $500,000 increase in interest expense on deposits was due to an increase in the average balance of interest-bearing deposits portfolio of $249.4 million from the second quarter of 2010 to the second quarter of 2011, primarily as a result of our acquisitions and market expansion.  This increase in average balance was partially offset by a decrease of 24 basis points in the average rate paid on the deposit portfolio from 1.41% for second quarter of 2010 to 1.17% for the second quarter of 2011, due to a decrease in market rates of interest.

Interest expense on deposits for the first six months of 2011 was $3.8 million compared to $3.0 million for the first six months of 2010.  The $800,000 increase in interest expense on deposits was due to an increase in the average balance of interest-bearing deposits portfolio of $220.3 million from the first six months of 2010 to the first six months of 2011, primarily as a result of our acquisitions and market expansion.  This increase in average balance was partially offset by a decrease of 26 basis points in the average rate paid on the deposit portfolio from 1.73% for first six months of 2010 to 1.47% for the first six months of 2011, due to a decrease in market rates of interest.

Interest expense on other borrowings, consisting of Federal Home Loan Bank advances, federal funds purchased and securities sold under agreement to repurchase, for the second quarter of 2011 was $684,000 compared to $647,000 for the second quarter of 2010 and was $1.4 million for the first six months of 2011 compared to $1.2 million for the first six months of 2010.  This reflects a $9.8 million increase  in average other borrowings to $85.8 million from the second  quarter of 2010 to the second quarter of 2011 and a declining rate paid on these borrowings, from an average rate paid of 3.42% for second quarter of 2010 compared to 3.19% for the second quarter of 2011.  For the six months ended June 30, 2011, there was a $13.8 million increase in average other borrowings to $89.6 million compared to $75.8 million for the same period in 2010 and an increased rate paid on these borrowings, from an average rate paid of 3.09% for first six months of 2010 compared to 3.21% for the same period in 2011.

Net Interest Income.  Net interest income for the three months ended June 30, 2011 increased $1.7 million or 37.2% to $6.4 million compared to $4.7 million for the three months ended June 30,2010.  For the six months ended June 30, 2011, net interest income increased $3.4 million or 37.0% to $12.5 million compared to $9.1 million for the six months ended June 30, 2011.  The overall increase in both periods is primarily due to an increase in interest-bearing assets relatively equal to the increase in interest-bearing liabilities.  The net interest spread decreased 17 basis points from 3.50% for the second quarter of 2010 compared with 3.33% for the second quarter of 2011.  The net interest margin decreased 22 basis points to 3.39% for the first six months of 2011 from 3.61% for first the six months of 2010.  Also see -Average Balances, Net Interest Income, Yields Earned and Rates Paid and – Rate/Volume Analysis presented earlier in this section.

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

Provision for Loan Losses.  During the quarter ended June 30, 2011, we recorded a $700,000 provision for loan losses, which was an increase compared to the $650,000 provision recorded during the same period in 2010. For the six months ended June 30, 2011, we recorded $1.3 million provisions compared to $1.2 million for first six months in 2010.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company establish provisions for loan losses, which are charged to operations, at a level we believe will reflect probable credit losses based on historical loss trends and an evaluation of specific credits in the loan portfolio.  In evaluating the level of the allowance for loan losses, we consider the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and past due status and trends.

The Company assess the allowance for loan losses on a quarterly basis and make provisions for loan losses as necessary in order to maintain the proper level of allowance. While the Company uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination. The allowance for loan losses is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.  The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

For further information on the loan portfolio and allowance for loan losses, see “Delinquencies and Non-performing Assets” and see Note 5 of the Condensed Notes to Consolidated Financial Statements contained in this 10-Q.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income.  Noninterest income increased $1.6 million, or 80.1%, from $2.0 million for the three months ended June 30, 2010 to $3.6 million for the three months ended June 30, 2011 and increased $4.6 million, or 121.1%, from $3.8 million for the six months ended June 30, 2010 to $8.4 million for the six months ended June 30, 2011.  Noninterest income, excluding securities transactions and bargain purchased gain, increased $1.3 million, or 65.6%, from $1.9 million for the three months ended June 30, 2010 to $3.2 million for the three months ended June 30, 2011 and increased $2.1 million, or 58.9%, from $3.6 million for the six months ended June 30, 2010 to $5.7 million for the six months ended June 30, 2011.

A summary of noninterest income, excluding the gain on securities and bargain purchase gain, is as follows:

	Three Months Ended June 30,
	2011	2010	$ Chg	Chg %

	(Dollars in thousands)
Service charges on deposit accounts	$1,222	$982	$240	24.4%
Other service charges, commissions and fees	749	466	283	60.7
Brokerage fees	406	257	149	58.0
Mortgage origination fees	624	71	553	778.9
Bank owned life insurance	149	154	(5	(3.2
Other	74	17	57	335.3
Total noninterest income	$3,224	$1,947	$1,277	65.6%
Noninterest income as a percentage of average assets (annualized)	1.32%	1.26%

	Six Months Ended June 30,
	2011	2010	$ Chg	Chg %

	(Dollars in thousands)
Service charges on deposit accounts	$2,273	$1,806	$467	25.9%
Other service charges, commissions and fees	1,409	868	541	62.3
Brokerage fees	760	479	281	58.7
Mortgage origination fees	892	110	782	710.9
Bank owned life insurance	294	306	(12	(3.9
Other	103	38	65	171.1
Total noninterest income	$5,731	$3,607	$2,124	58.9%
Noninterest income as a percentage of average assets (annualized)	1.25%	1.22%

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

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense.  Noninterest expense increased $4.0 million, or 66.6%, from $6.0 million for the three months ended June 30, 2010 to $10.0 million for the three months ended June 30, 2011 and increased $7.7 million or 71.8%, from $10.7 million for the six months ended June 30, 2010 to $18.4 million for the six months ended June 30, 2011.

A summary of noninterest expense follows:

	Three Months Ended June 30,
	2011	2010	$ Chg	% Chg
	(Dollars in thousands)
Salaries and employee benefits	$4,923	$2,974	$1,949	65.5%
Equipment	428	252	176	69.8
Occupancy	536	329	207	62.9
Advertising and marketing	220	124	96	77.4
Legal and accounting	167	179	(12)	(6.7)
Consulting & other professional fees	198	66	132	200.0
Directors fees and retirement	161	139	22	15.8
Telecommunications	204	103	101	98.1
Supplies	145	96	49	51.0
Data processing fees	615	511	104	20.4
(Gain) Loss on sale and write-downs of other real estate owned	535	(112)	647	(577.7)
Foreclosed asset and collection expenses	245	427	(182)	(42.6)
FDIC insurance and other regulatory fees	354	228	126	55.3
Acquisition related expenses	474	267	207	77.5
Other operating	835	443	392	88.5
Total noninterest expenses	$10,040	$6,026	$4,014	66.6%
Noninterest expenses as a percentage of average assets (annualized)	4.15%	4.87%

	Six Months Ended June 30,
	2011	2010	$ Chg	% Chg
	(Dollars in thousands)
Salaries and employee benefits	$9,251	$5,539	$3,712	67.0%
Equipment	779	507	272	53.6
Occupancy	981	636	345	54.2
Advertising and marketing	384	244	140	57.4
Legal and accounting	377	328	49	14.9
Consulting & other professional fees	377	137	240	175.2
Directors fees and retirement	388	277	111	40.1
Telecommunications	349	173	176	101.7
Supplies	240	153	87	56.9
Data processing fees	1,133	991	142	14.3
Loss on sale and write-downs of other real estate owned	937	(344)	1,281	(372.4)
Foreclosed asset and collection expenses	415	598	(183)	(30.6)
FDIC insurance and other regulatory fees	647	399	248	62.2
Acquisition related expenses	757	267	490	183.5
Other operating	1,423	825	598	72.5
Total noninterest expenses	$18,438	$10,730	$7,708	71.8%
Noninterest expenses as a percentage of average assets (annualized)	4.04%	3.33%

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in salaries and employee benefits was primarily due the increase in FTE’s related to our acquisition activity.  In addition, we incurred $116,000 of severance related expenses as a result of a restructuring of our staffing in the Ocala, Florida market.

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

During 2010, we recorded gains on the sale of OREO.  These gains related to the disposition of several properties we acquired in our FDIC-assisted acquisition of The Tattnall Bank.    During 2011, we recorded losses on sales and write-downs of OREO.  We expect this trend to continue as long as problem assets remain at elevated levels.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in other operating expenses was due to a $196,000 increase in amortization of deposit intangibles due to our acquisition activity, a $99,000 increase in travel and training as a result of our growth, a $35,000 increase in postage associated with our increased branch network, and a $27,000 increase in deposit charge-offs.

Income Tax Expense.  For the quarter ended June 30, 2011, we recorded tax benefit of $257,000 compared to $153,000 during the same period in 2010.  For the six months ended June 30, 2011, we recorded tax expense of $404,000 compared to $66,000 for the same period in 2010.   Our effective tax rate was 35.5% for the first six months in 2011 compared to 6.7% for the first six months of 2010.  The increase in effective rate for the six months ended June 30, 2011 was primarily due to the bargain purchase gain recognized in the Citizens acquisition.

Liquidity and Capital Resources

Liquidity management involves the matching of cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company to manage those requirements.  The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest earning assets and interest-bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds.  Additionally, the Bank maintains relationships with correspondent banks, which could provide funds on short-term notice if needed.

The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Asset Liability Management Committee and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2011, were considered satisfactory.  At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds.  The Company is aware of no events or trends likely to result in a negative material change in liquidity.

Index

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated statement of cash flows for the six months ended June 30, 2011 and 2010, detail cash flows from operating, investing and financing activities.  For the six months ended June 30, 2011, net cash used in investing activities was $4.8 million while net cash used in financing activities was $10.6 million, partially offset by net cash provided by operating activities of $6.5 million  resulting in a net decrease in cash during the three month period of $13.6 million.

The decrease in cash flow provided by financing activities related to the repayment of other borrowings of $32.7 million partially offset by growth in deposits.

Regulatory Capital Ratios for the Company and HeritageBank of the South at June 30, 2011

The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities.  The following table reflects the Company’s and the Bank’s compliance at June 30, 2011, with regulatory capital requirements.  These calculations are based on total risk weighted assets of $455.9 million consolidated and $446.9 million for HeritageBank of the South as of June 30, 2011, and average total assets of $712.7 million consolidated and $685.9 million for HeritageBank of the South for the three months ended June 30, 2011.

	Actual		For Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets
Consolidated	$122,997	23.4%	$42,013	8.0%	N/A
HeritageBank of the South	90,224	18.4%	39,316	8.0%	$49,146	10.0%

Tier I Capital to Risk Weighted Assets
Consolidated	116,845	22.2%	21,007	4.0%	N/A
HeritageBank of the South	84,004	17.1%	19,658	4.0%	29,487	6.0%

Tier I Capital to Average Total Assets
Consolidated	116,845	12.1%	38,674	4.0%	N/A
HeritageBank of the South	84,004	8.8%	38,237	4.0%	47,796	5.0%

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

The Company’s strategy is to mitigate interest risk to the greatest extent possible. Based on our analysis of the Company’s overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk. These strategies aim to achieve neutrality to interest rate risk. Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates.  As of June 30, 2011, a drop in interest rates would increase our net interest income and an increase in rates would decrease our net interest income, also known as being “ liability sensitive”.  The liability sensitivity position was driven by interest rate floors for our prime-based floating rate loans which are generally 200 to 300 basis points above their current index rate.  These floors allow us to earn higher rates of interest than we otherwise would; however, due to these floors, many of our loans will not reprice when rates rise, until the increase in rates exceeds the loan floor.  This lag in repricing is part of the reason we are liability sensitive over the next year in a rising rate environment.  We feel the level of interest rate risk is at an acceptable level, and is within our internal policy limits.

The Company maintains a risk management committee which monitors and analyzes interest rate risk. This committee is comprised of members of senior management and outside directors. This committee meets on a monthly basis and reviews the simulations listed above, as well as other interest rate risk reports.

Index

ITEM 3.   QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table sets forth the distribution of the repricing of our earning assets and interest-bearing liabilities as of June 30, 2011, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	June 30, 2011
	Maturing or Repricing Within
	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
	(Dollars in thousands)

Earning assets:
Short-term assets	$100,309	$-	$-	$-	$100,309
Investment securities	8,995	31,400	90,139	56,333	186,867
Loans held for sale	5,579	-	-	-	5,579
Loans including gross covered	116,754	122,755	260,809	407	500,725
	231,637	154,155	350,948	56,740	793,480

Interest-bearing liabilities:
Interest-bearing demand deposits	(115,340)	-	-	-	(115,340)
Savings and money market	(277,432)	-	-	-	(277,432)
Time deposits	(61,600)	(141,348)	(94,571)	-	(297,519)
Other borrowings	(31,989)	-	-	-	(31,989)
Federal Home Loan Bank advances	-	-	(10,000)	(25,000)	(35,000)
	(486,361)	(141,348)	(104,571)	(25,000)	(757,280)

Interest rate sensitivity gap	$(254,724)	$12,807	$246,377	$31,740	$36,200
Cumulative interest rate sensitivity gap	$(254,724)	$(241,917)	$4,460	$36,200
Interest rate sensitivity gap ratio	(0.48)	(1.09)	(3.36)	(2.27)
Cumulative interest rate sensitivity gap ratio	(0.48)	(0.61)	(1.01)	(1.05)

Index

ITEM 3.   QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Market Rate Change	Effect on Net Interest Income

+400	-2.1%
+300	-5.2%
+200	-7.0%
+100	-3.3%
-100	5.0%

ITEM 4.   CONTROLS AND PROCEDURES

(a)             Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) under the Securities Exchange Act (the “Exchange Act”)) as of June 30, 2011, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 45-day period preceding the filing date of this quarterly report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were effective in ensuring that the information required to disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including its Chief Executive Officer and Chief Financial Officer) in a timely manner; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Index

(b)             Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    (REMOVED AND RESERVED)

None.

ITEM 5.    OTHER INFORMATION

None.

Index

ITEM 6.    EXHIBITS

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.1	Plan of Conversion and Reorganization of Heritage MHC	a
2.2	Form of Agreement and Plan of Merger by and among Heritage Financial Group, Heritage MHC and Heritage Financial Group, Inc.	a
3.1	Articles of Incorporation of Heritage Financial Group, Inc.	a
3.2	Bylaws of Heritage Financial Group, Inc.	a
4	Form of Heritage Financial Group, Inc. Common Stock Certificate	a
10.1	Employment Agreement between O. Leonard Dorminey and HeritageBank
10.2	Employment Agreement between O. Leonard Dorminey and Heritage Financial Group, Inc.
10.3	Employment Agreement between Carol W. Slappey and HeritageBank	b
10.4	Deferred Compensation and Excess/Matching Contribution Plans	b
10.5	Supplemental Executive Retirement Plan	b
10.6	Directors’ Retirement Plan	b
10.7	Employee Stock Ownership Plan	b
10.8	Purchase and Assumption Agreement dated September 1, 2009, between HeritageBank of the South and Atlantic Coast Federal Bank	c
10.9	Definitive Whole-bank Purchase and Assumption Agreement dated December 4, 2009, between HeritageBank of the South and the Federal Deposit Insurance Corporation	d
10.10	Purchase and Assumption Agreement dated February 23, 2010, between HeritageBank of the South and The Park Avenue Bank	e
10.11	Employment Agreement between T. Heath Fountain and HeritageBank	f
10.12	Employment Agreement between O. Mitchell Smith and HeritageBank	f
10.13	Definitive Whole-bank Purchase and Assumption Agreement dated February 18, 2011, between HeritageBank of the South and the Federal Deposit Insurance Corporation	h
10.14	Employment Agreement between David Durland and HeritageBank	j
10.15	Heritage Financial Group, Inc 2011 Equity Incentive Plan	i
10.16	Awards made to directors and executive officers under the Heritage Financial Group, Inc. 2011 Incentive Plan on July 1, 201 and the forms and agreement in Exibit 10.17.	10.16
10.17	Forms of agreements for stock options (including incentive stock options), stock apprection rights, restricted stock and restricted share units under the Heritage Financial Group, Inc. 2011 Equity Incentive Plan.	10.17
11	Statement re: computation of per share earnings	None
18	Letter re: change in accounting principles	None
19	Report furnished to security holders	None
22	Published report regarding matters submitted to vote of security holders	None
23	Consent of Accountants	None
24	Power of Attorney	None
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	31.2
32	Section 1350 Certifications	32
101
Financial Statements from the Heritage financial Group, Inc Form 10Q for the quarter ended June 30, 2011, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Balance Sheets; (i) Consolidated Balance Sheets, (ii) Consoidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders Equity, (v) Consolidated Statements of Cash Flows, and (vi) Condensed Notes to Consolidated Financial Statements, as follows:

101.INS	XBRL Instance Document	101.INS
101.SCH	XBRL Taxonomy Extension Schema Document	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101.DEF

Index

a	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-123581) filed on June 22, 2010.
b	Filed as an exhibit to the Registration Statement of Heritage Financial Group on Form SB-2 (File No. 333-123581)filed on March 25, 2005.
c	Included as an exhibit to the Form 8-K filed by Heritage Financial Group with the SEC on September 2, 2009.
d	Included as an exhibit to the Form 8-K filed by Heritage Financial Group with the SEC on December 8, 2009.
e	Included as an exhibit to the Form 8-K filed by Heritage Financial Group with the SEC on February 25, 2010.
f	Filed as an exhibit to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-123581) filed on August 9, 2010.
h	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on February 24, 2011.
i	Included as an exhibit to the Registration Statement on Form S-8 (File No. 333-175154)
j	Included as an exhibit to the Form 8-K filed by Heritage Financial Group with the SEC on April 21, 2011.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP, INC.

Date: August 15, 2011	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President and Chief Executive Officer

Date: August 15, 2011	By:	/s/ T. Heath Fountain
T. Heath Fountain
Executive Vice President,
Chief Administrative Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)