Form 10-Q
period 2011-09-30
Heritage Financial Group Inc
filed 2011-11-14
CIK 1493491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________________________________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
Commission File Number 000-51305

______________________________________________________________

HERITAGE FINANCIAL GROUP
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

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date:  At November 14, 2011, there were 8,712,140 shares of issuer’s common stock outstanding.

HERITAGE FINANCIAL GROUP, INC.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	Unaudited September 30, 2011	Audited December 31, 2010
Assets
Cash and due from banks	$23,292	$28,803
Interest-bearing deposits in banks	99,211	10,911
Federal funds sold	31,692	2,700
Securities available for sale, at fair value	218,384	238,377
Federal Home Loan Bank Stock, at cost	4,555	3,703
Other equity securities, at cost	1,010	1,010
Loans held for sale	5,538	225

Loans	444,735	418,997
Covered loans	116,206	-
Less allowance for loan losses	6,936	8,101
Loans, net	554,004	410,896

Other real estate owned	1,841	3,689
Covered other real estate owned	10,514	-
Total other real estate owned	12,355	3,689

FDIC loss-share receivable	87,757	-
Premises and equipment, net	29,234	21,412
Premises held for sale	1,080	1,080
Accrued interest receivable	4,430	2,907
Goodwill and intangible assets	5,056	2,912
Cash surrender value of bank-owned life insurance	15,462	15,024
Other assets	9,444	11,787

	$1,102,504	$755,436

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$84,716	$44,769
Interest-bearing	815,387	489,474
Total deposits	900,103	534,243
Federal funds purchased and securities sold under repurchase agreements	36,118	32,421
Other borrowings	35,000	62,500
Accrued interest payable	1,011	702
Other liabilities	6,635	6,230
Total liabilities	978,867	636,096

Stockholders' equity
Preferred stock, par value; $0.01; 5,000,000 and 1,000,000 shares authorized; none issued, respectively	-	-
Common stock, par value $0.01; 45,000,000 and 25,000,000 shares authorized; 8,712,140 and 8,710,511 shares issued, respectively	87	87
Capital surplus	88,087	88,876
Retained earnings	41,225	39,536
Accumulated other comprehensive loss, net of tax of $647 and $2,609	(970)	(3,914)
Unearned employee stock ownership plan (ESOP) shares, 452,348 and 492,320 shares	(4,792)	(5,245)
Total stockholders' equity	123,637	119,340

	$1,102,504	$755,436

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2011 and 2010
 (Dollars in Thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income
Interest and fees on loans	$8,774	$6,136	$23,483	$17,219
Interest on loans held for sale	45	6	99	6
Interest on taxable securities	1,013	1,006	3,441	2,572
Interest on nontaxable securities	207	212	629	749
Interest on federal funds sold	16	11	45	38
Interest on deposits in other banks	93	25	184	115
	10,148	7,396	27,881	20,699

Interest expense
Interest on deposits	2,048	1,631	5,879	4,667
Interest on other borrowings	687	659	2,114	1,820
	2,735	2,290	7,993	6,487

Net interest income	7,413	5,106	19,888	14,212
Provision for loan losses	1,000	950	2,300	2,100
Net interest income after provision for loan losses	6,413	4,156	17,588	12,112

Noninterest income
Service charges on deposit accounts	1,267	1,112	3,540	2,918
Other service charges, commissions and fees	746	643	2,151	1,511
Brokerage fees	328	253	1,088	733
Mortgage origination fees	719	227	1,611	337
Bank-owned life insurance	146	153	440	459
Gain on sales of securities	213	71	666	230
Bargain purchase gain	2,000	-	4,217	-
Accretion FDIC loss share receivable	448	-	453	-
Other	25	19	128	57
	5,892	2,478	14,294	6,245

Noninterest expense
Salaries and employee benefits	5,384	3,446	14,635	8,985
Equipment	516	304	1,295	810
Occupancy	685	424	1,666	1,059
Advertising and marketing	167	166	551	411
Legal and accounting	118	112	495	440
Consulting and other professional fees	208	71	585	208
Directors fees and retirement	160	142	548	419
Telecommunications	206	132	555	304
Supplies	156	98	396	251
Data processing fees	857	604	1,990	1,596
(Gain) loss on sales and write-downs of other real estate owned	(385)	-	507	(343)
Foreclosed asset expenses	288	181	703	779
FDIC insurance and other regulatory fees	128	283	775	682
Impairment loss on intangible asset	-	1,000	-	1,000
Acquisition related expenses	299	257	1,056	524
Deposit intangible expense	183	115	485	221
Other operating	809	444	1,976	1,163
	9,779	7,779	28,218	18,509

Income (loss) before income taxes	2,526	(1,145)	3,664	(152)

Applicable income tax (benefits)	786	(702)	1,190	(636)

Net income (loss)	$1,740	$(443)	$2,474	$484
Earnings per common share:
Basic earnings (loss) per share	$0.21	$(0.05)	$0.30	$0.06
Diluted earnings (loss) per share	$0.21	$(0.05)	$0.30	$0.06
Weighted average-common shares outstanding:
Basic	8,305,615	8,493,671	8,205,305	8,438,180
Diluted	8,307,010	8,493,671	8,206,906	8,439,560

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2011 and 2010
(Dollars in Thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010

Net income (loss)	$1,740	$(443)	$2,474	$484

Other comprehensive income:
Accretion of realized gain on terminated cash flow hedge, net of tax of $20 and $35 for the quarter and $80 and $106 for the year to date, respectively	(29)	(53)	(119)	(158)
Unrealized holding gains on investments arising during the period, net of tax of $885 and $777 for the quarter and $2,308 and $1,226 for the year to date, respectively	1,328	1,165	3,462	1,839
Reclassification adjustment for investment gains included in net income, net of tax of $85 and $28 for the quarter and $266 and $92 for the year to date , respectively	(128)	(42)	(399)	(138)

Total other comprehensive income	1,171	1,070	2,944	1,543

Comprehensive income	$2,911	$627	$5,418	$2,027

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
For the Nine Months Ended September 30, 2011(Unaudited)
 And The Year Ended December 31, 2010
(Dollars in thousands, except per share data)

	Common Stock		Capital	Retained	Unearned ESOP	Treasury	Accumulated Other Comprehensive
	Shares	Par Value	Surplus	Earnings	Shares	Stock	(loss)	Total
Balance, December 31, 2009	11,454,344	$115	$40,610	$38,984	$(2,424)	$(14,080)	$(2,387)	$60,818
Net income	-	-	-	1,406	-	-	-	1,406
Cash dividend declared,
$0.36 per share	-	-	-	(854)	-	-	-	(854)
Stock-based compensation expense	-	-	810	-	-	-	-	810
Repurchase of 1,578 shares of stock for the treasury	-	-	-	-	-	(19)	-	(19)
Issuance of 1,075 shares of common stock from the treasury	-	-	(4)	-	-	14	-	10
Items relating to conversion and stock offering:
Merger of Heritage MHC	(7,868,875)	(79)	102	-	-	-	-	23
Treasury stock retired	(1,055,587)	(11)	(14,074)	-	-	14,085	-	-
Common stock exchanged for cash in lieu of issuing fractional shares	(411,127)	(4)	4	-	-	-	-	-
Proceeds from stock offering, net offering expenses ($4,459)	6,591,756	66	61,393	-	-	-	-	61,459
Purchase of ESOP shares (327,677)	-	-	-	-	(3,277)	-	-	(3,277)
Other comprehensive loss	-	-	-	-	-	-	(1,527)	(1,527)
Tax benefit from stock-based compensation plans	-	-	(14)	-	-	-	-	(14)
ESOP shares earned, 38,403 shares	-	-	3	-	456	-	-	459
Tax benefit on ESOP expense	-	-	46	-	-	-	-	46
Balance, December 31, 2010	8,710,511	$87	$88,876	$39,536	$(5,245)	$-	$(3,914)	$119,340

(Continued)

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
For the Nine Months Ended September 30, 2011(Unaudited)
 And The Year Ended December 31, 2010
(Dollars in thousands, except per share data)

	Common Stock		Capital	Retained	Unearned ESOP	Accumulated Other Comprehensive
	Shares	Par Value	Surplus	Earnings	Shares	(loss)	Total
Balance, December 31, 2010	8,710,511	$87	$88,876	$39,536	$(5,245)	$(3,914)	$119,340
Net income	-	-	-	2,474	-	-	2,474
Cash dividend declared, $0.09 per share	-	-	-	(785)	-	-	(785)
Issuance of 121,530 shares of restricted common stock	121,530	1	(1)	-	-	-	-
Forfeiture of 3,068 of restricted common stock	(3,068)	-	-	-	-	-	-
Repurchase of 116,833 shares of common stock	(116,833)	(1)	(1,308)	-	-	-	(1,309)
Stock-based compensation expense	-	-	523	-	-	-	523
Other comprehensive income	-	-	-	-	-	2,944	2,944
Tax benefit from stock-based compensation plans	-	-	(8)	-	-	-	(8)
ESOP shares earned, 39,991 shares	-	-	23	-	453	-	476
Tax benefit on ESOP expense	-	-	(18)	-	-	-	(18)
Balance, September 30, 2011	8,712,140	$87	$88,087	$41,225	$(4,792)	$(970)	$123,637

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES	$2,474	$484
Net income
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,008	685
Deposit premium amortization	485	221
Provision for loan losses	2,300	2,100
ESOP compensation expense	476	345
Provision for deferred taxes (benefit)	1,144	(609)
Stock-based compensation expense	523	605
Accretion of gain on termination of cash flow hedge	(199)	(264)
Gain on sales of securities available for sale	(666)	(230)
(Gain) loss on sales and write-downs of other real estate owned	507	(343)
Increase in bank-owned life insurance	(439)	(459)
Excess tax benefit related to stock-based compensation plans	8	11
Excess tax benefit related to ESOP	18	(29)
Increase in FDIC loss share receivable	666	-
Accretion of FDIC loss share receivable	(453)	-
Decrease in interest receivable	(1,523)	(48)
Increase (decrease) in interest payable	308	(55)
Decrease in taxes receivable	998	423
Increase in loans held for sale	(5,314)	(700)
Decrease in prepaid FDIC assessment	693	622
Bargain purchase gain	(4,217)	-
Impairment loss on intangible assets	-	1,000
Net other operating activities	959	(786)
Total adjustments	(2,718)	2,489
Net cash provided by (used in) operating activities	(244)	2,973

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	(88,300)	32,657
Purchases of securities available for sale	(68,856)	(96,839)
Proceeds from maturities of securities available for sale	73,763	35,368
Proceeds from sales of securities available for sale	56,526	23,266
Increase in Federal Home Loan Bank stock	715	233
(Increase) decrease in federal funds sold	(28,992)	45
Increase in loans, net	(5,499)	(33,845)
Purchases of premises and equipment	(8,762)	(2,068)
Net cash received from acquisition activity	67,704	40,530
Proceeds from sales of premises and equipment	27	-
Proceeds from sales of other real estate owned	5,201	2,560
Net cash provided by investing activities	3,527	1,907

FINANCING ACTIVITIES
Increase in deposits	22,373	11,932
Increase in federal funds purchased and securities sold under repurchase agreements	3,697	2,249
Repayment of other borrowings	(32,744)	-
Excess tax benefit related to stock-based compensation plans	(8)	(11)
Excess tax (benefit) related to ESOP	(18)	29
Repurchase of stock	(1,309)	(12)
Dividends paid to stockholders	(785)	(714)
Net cash provided by (used in) financing activities	(8,794)	13,473
Net increase (decrease) in cash and due from banks	(5,511)	18,353
Cash and due from banks at beginning of year	28,803	14,922
Cash and due from banks at end of period	$23,292	$33,275

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$7,685	$6,503
Income taxes paid	$-	$9

NONCASH TRANSACTIONS
Decrease in unrealized losses on securities available for sale	$(5,094)	$(1,701)
Principal balances of loans transferred to other real estate owned	$894	$3,253

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

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The accompanying consolidated financial information of the Company as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010, is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS OF PRESENTATIONAND ACCOUNTING ESTIMATES (continued)

Recently Adopted Accounting Pronouncements

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The update provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a TDR, both for purposes of recording impairment and disclosing TDRs. A restructuring of a credit arrangement constitutes a TDR if the restructuring constitutes a concession, and the debtor is experiencing financial difficulties. The clarifications for classification apply to all restructurings occurring on or after January 1, 2011. The measurement of impairment for those newly identified TDRs will be applied prospectively beginning in the third quarter of 2011. The related disclosures which were previously deferred will be required for the interim reporting period ending September 30, 2011. The impact of adoption for the Company is the inclusion of additional disclosures in the consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”).  ASU No. 201104 primarily represents clarification to existing guidance over the fair value measurement and disclosure requirements. It does change the concepts of the valuation premise and highest and best use, stating that they are only relevant for nonfinancial assets. The guidance also changes the application of premiums and discounts and includes new disclosures. ASU No. 2011- 04 is effective for the Company in the first quarter of 2012. The Company is currently evaluating the impact of adoption on its financial position, results of operation and disclosures, but does not believe adoption will have a material impact.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU No. 2011-05”).  ASU No. 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. The guidance is effective for the Company for the first quarter of 2012, and will not have a material impact on the Company’s results of operations or financial position. It will not result in a change of disclosure, as the Company currently presents other comprehensive income in the separate statement following the Consolidated Statements of Income.

In September 2011, the FASB issued Accounting Standards Update No. 2011-8, Intangibles—Goodwill and Other, regarding testing goodwill for impairment (“ASU No. 2011-05”). The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on the qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for the Company beginning January 1, 2012.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represent income available attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan and unvested shares of issued restricted stock. For the three and nine months ended September 30, 2011, potential common shares of 1,020,095 and 720,682, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise of such shares would be anti-dilutive.

 The table below sets forth our earnings (loss) per share for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands, except per share amounts)
Basic earnings (loss) per share:
Net income (loss)	$1,740	$(443)	$2,474	$484
Weighted average common shares outstanding	8,305,615	8,493,671	8,205,305	8,438,180
Basic earnings (loss) per common share	$0.21	$(0.05)	$0.30	$0.05

Diluted earnings (loss) per share:
Net income (loss)	$1,740	$(443)	$2,474	$484
Weighted average common shares outstanding	8,305,615	8,493,671	8,205,305	8,438,180
Effect of dilutive stock options and restricted stock	1,395	-	1,601	1,381
Weighted average dilutive common shares outstanding	8,307,010	8,493,671	8,206,906	8,439,560
Diluted earnings (loss) per common share	$0.21	$(0.05)	$0.30	$0.06

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.	SHARE BASED COMPENSATION

On May 17, 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “Plan”).  The purpose of the Plan is to promote the long-term growth and profitability of Heritage Financial Group, Inc, to provide directors, advisory directors, officers and employees of Heritage Financial Group, Inc. and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence, and to provide such individuals with an equity interest in Heritage Financial Group, Inc.  Under the Plan, the Compensation Committee of the Board of Directors has discretion to award up to 645,990 shares, of which 461,422 were available as stock options or stock appreciation rights and 184,568 shares were available as restricted stock awards.  As of September 30, 2011, there were approximately 12,600 restricted stock awards and 42,500 options available to be granted from the 2006 Plan.

On June 22, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (the “2011 Plan”).  Under the 2011 Plan, the Compensation Committee has the discretion to award up to 573,481 shares, of which 409,429 were available as stock options or stock appreciation rights and 163,852 were available as restricted stock awards.  On July 1, 2011, the Company granted 117,530 restricted stock awards and 334,870 stock options from this plan.

The Company granted restricted awards that may not be sold or otherwise transferred until certain restrictions have lapsed.  The unearned compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse (generally one to five years).  The share-based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period.  As of September 30, 2011, there was approximately $1.4 million of unrecognized compensation associated with these awards.  For the three months ended September 30, 2011 and 2010, we recognized compensation expense associated with these awards of approximately $18,000 and $124,000, respectively.  For the nine months ended September 30, 2011 and 2010, we recognized compensation expense associated with these awards of approximately $266,000 and $372,000, respectively.

The Company recognized compensation expense related to stock options of approximately $94,000 and $78,000 for each of the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, the Company recognized compensation expense related to these options of $257,000 and $233,000, respectively.  At September 30, 2011, there was approximately $2.6 million of unrecognized compensation related to stock options.

On July 25, 2011, in connection with the 2011 Equity incentive Plan, the Company announced a new stock repurchase program allowing the Company to repurchase during the coming year up to 163,852 shares, or 2% of its currently outstanding publicly held shares of common stock.  As of September 30, 2011, the Company had repurchased 116,833 shares of common stock.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011 (unaudited):	(dollars in thousands)
U. S. Government sponsored agencies (GSEs) and U. S. Treasury securities	$48,678	$595	$(1)	$49,272
State and municipal securities	33,937	710	(493)	34,154
Corporate debt securities	2,162	-	(123)	2,039
GSE residential mortgage-backed securities	131,364	1,720	(265)	132,819
Total debt securities	216,141	3,025	(882)	218,284
Equity securities	250	15	(165)	100
Total securities	$216,391	$3,040	$(1,047)	$218,384

December 31, 2010:
U. S. Government sponsored agencies (GSEs) and U. S. Treasury securities	$89,680	$246	$(894)	$89,032
State and municipal securities	20,642	65	(1,547)	19,160
Corporate debt securities	2,170	-	(470)	1,700
GSE residential mortgage-backed securities	125,749	724	(1,137)	125,336
Private label residential mortgage-backed securities	2,800	7	-	2,807
Total debt securities	241,041	1,042	(4,048)	238,035
Equity securities	435	31	(124)	342
Total securities	$241,476	$1,073	$(4,172)	$238,377

*
At September 30, 2011 and December 31, 2010, the Company held no securities of any single issuer (excluding the U.S. Government and federal agencies) with a book value that exceeded 10% of stockholders’ equity.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES (Continued)

The amortized cost and fair value of debt securities available for sale as of September 30, 2011 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(dollars in thousands)
Due in one year of less	$-	$-
Due from one to five years	15,193	15,201
Due from five to ten years	10,463	10,674
Due after ten years	59,371	59,690
Mortgage-backed securities	131,364	132,819
	$216,391	$218,384

Securities with a carrying value of $88,712 and $68,809 at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Recognized gains and losses on sales of securities available for sale consist of the following:

	For the Nine Months ended September 30,
	2011	2010
	(dollars in thousands)
Gross gains recognized on sales of securities	$666	$240
Gross losses recognized on sales of securities	-	(10)
Net realized gains on sales of securities available for sale	$666	$230

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES (Continued)

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
September 30, 2011 (unaudited):
U.S. Government sponsored agency securities (GSEs) and U. S. Treasury securities	999	$(1)	$-	$-	$999	$(1)
State and municipal securities	4,650	(71)	2,642	(422)	7,292	(493)
Corporate debt securities	-	-	1,039	(123)	1,039	(123)
GSE residential mortgage-backed Securities	43,338	(265)	-	-	43,338	(265)
Subtotal, debt securities	48,987	(337)	3,681	(545)	52,668	(882)
Equity securities	-	-	85	(165)	85	(165)
Total temporarily impaired securities	$48,987	$(337)	$3,766	$(710)	$52,753	$(1,047)

December 31, 2010 :
U.S. Government sponsored agencies (GSEs) and U.S. Treasury securities	$68,948	$(894)	$-	$-	$68,948	$(894)
State and municipal securities	13,815	(639)	3,541	(908)	17,356	(1,547)
Corporate debt securities	934	(79)	766	(391)	1,700	(470)
GSE residential mortgage-backed Securities	72,748	(1,137)	-	-	72,748	(1,137)
Subtotal, debt securities	156,445	(2,749)	4,307	(1,299)	160,752	(4,048)
Equity securities	-	-	310	(124)	310	(124)
Total temporarily impaired securities	$156,445	$(2,749)	$4,617	$(1,423)	$161,062	$(4,172)

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

The investment in the common stock of the Federal Home Loan Bank of Atlanta is accounted for by the cost method, which also represents par value, and is made for long-term business affiliation reasons.  In addition, this investment is subject to restrictions relating to sale, transfer or other disposition.  Dividends are recognized in income when declared.  The carrying value of this investment at September 30, 2011 is approximately $4.5 million.  The estimated fair value of this investment is approximately $4.5 million as of September 30, 2011, and therefore is not considered impaired.

Other equity securities represent an investment in the common stock of the Chattahoochee Bank of Georgia (“Chattahoochee”), a de novo bank in Gainesville, Georgia.  The Company accounts for this investment by the cost method.  This investment represents approximately 4.9% of the outstanding shares of Chattahoochee.  Since its initial capital raise, Chattahoochee has not had any stock transactions, and therefore, no fair market value is readily available.  The carrying value of this investment at September 30, 2011 is approximately $1.0 million. The Company plans to hold this investment for the foreseeable future, and does not consider it impaired as of September 30, 2011.

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans is summarized as follows:

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Commercial real estate	$161,756	$136,016
Consumer real estate	160,340	157,384
Construction and land	28,115	24,522
Commercial and industrial loans	47,854	52,589
Consumer and other	21,955	27,115
	420,020	397,626

Loans acquired through FDIC-assisted acquisitions
Non-Covered	24,714	21,371
Covered	116,206	-
Total loans	560,940	418,997

Total allowance for loan losses	6,936	8,101
Loans, net	$554,004	$410,896

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans acquired through FDIC-assisted acquisitions including the acquisition of Tattnall Bank in December 2009, Citizens Bank of Effingham in February 2011 and First Southern National Bank in August 2011 are accounted for under ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality, and have been excluded from the tables below.

The remaining credit mark of $197 associated with the Lake City branch acquisition in 2010 was transferred to the loan allowance in connection with a loan charge-off within that portfolio.  As a result of this transfer the Lake City credit mark accretion will no longer impact earnings.

Changes in the allowance for loan losses are as follows:

	For the Three Months ended September 30, 2011	For the Nine Months Ended September 30, 2011	For the year Months Ended December 31, 2010
	(dollars in thousands)
Balance, beginning of period	$6,585	$8,101	$6,060
Provision for loan losses	1,000	2,300	5,500
Loans charged off	(878)	(3,808)	(3,686)
Credit mark transfer in	197	197	-
Recoveries of loans previously charged off	32	146	227
Balance, end of period	$6,936	$6,936	$8,101

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2011.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial Real Estate	Consumer Real Estate	Construction and Land	Commercial and Industrial	Consumer	Total
	(dollars in thousands)

Balance, June 30, 2011	$2,586	$1,655	$823	$1,302	$219	$6,585
Add (deduct):
Charge-offs	(417)	(239)	-	(158)	(64)	(878)
Recoveries	-	1	-	-	31	32
Credit mark transfer in	197	-	-	-	-	197
Provision	(565)	641	764	(6)	166	1,000
Balance, September 30, 2011	$1,801	$2,058	$1,587	$1,138	$352	$6,936

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.         LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables detail activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2011 and the year ended December 31, 2010.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial Real Estate	Consumer Real Estate	Construction and Land	Commercial and Industrial	Consumer	Total
	(dollars in thousands)

Balance, January 1, 2011	$1,721	$2,197	$1,977	$1,601	$605	$8,101
Add (deduct):
Charge-offs	(818)	(2,558)	(18)	(236)	(178)	(3,808)
Recoveries	10	11	2	-	123	146
Credit mark transfer in	197	-	-	-	-	197
Provision	691	2,408	(374)	(227)	(198)	2,300
Balance, September 30, 2011	$1,801	$2,058	$1,587	$1,138	$352	$6,936

Allowance:
Ending balance: specific	$244	$166	$514	$-	$-	$924
Ending balance: collective	$1,557	$1,892	$1,073	$1,138	$352	$6,012

Loans:
Ending balance: individually evaluated for impairment	$2,524	$8,744	$5,462	$1,510	$-	$18,240
Ending balance: collectively evaluated for impairment	$159,232	$151,596	$22,653	$46,344	$21,955	$401,780

	Commercial Real Estate	Consumer Real Estate	Construction and Land	Commercial and Industrial	Consumer	Total
	(dollars in thousands)

Balance, January 1, 2010	$1,176	$1,422	$1,419	$1,193	$850	$6,060
Add (deduct):
Charge-offs	(412)	(1,278)	(704)	(804)	(488)	(3,686)
Recoveries	-	10	-	-	217	227
Provision	957	2,043	1,262	1,212	26	5,500
Balance, December 31, 2010	$1,721	$2,197	$1,977	$1,601	$605	$8,101
Loans:
Ending balance: individually evaluated for impairment	$3,322	$6,757	$4,909	$932	$-	$15,920
Ending balance: collectively evaluated for impairment	$132,694	$150,627	$19,613	$51,657	$27,115	$381,706

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired Loans

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

The following is a summary of information pertaining to impaired loans:

	September 30, 2011	December 31, 2010
	(dollars in thousands)
Impaired loans without a valuation allowance	$-	$-
Impaired loans with a valuation allowance	14,234	16,441
Total impaired loans	$14,234	$16,441
Valuation allowance related to impaired loans	$1,808	$2,803
Year to date average investment in impaired loans	$15,770	$16,441
Foregone interest income on impaired loans	$180	$538

Included in certain loan categories are troubled debt restructurings that were classified as impaired.  At September 30, 2011, the Company had troubled debt restructurings totaling $11.6 million, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.  Included in nonaccruing loans at September 30, 2011, are troubled debt restructurings of $5.3 million.  In addition, at that date the Company had troubled debt restructurings totaling $6.3 million that were performing in accordance with their modified terms and are not included in nonaccruing loans.

Impaired loans by class are presented below as of and for the nine months ended September 30, 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized YTD 2011
	(dollars in thousands)

Commercial real estate	$1,671	$2,442	$263	$2,075	$25
Consumer real estate	6,262	8,451	614	7,317	89
Construction and land	5,229	5,799	776	5,254	137
Commercial and industrial	919	952	108	949	5
Consumer	153	179	47	176	3
Total	$14,234	$17,823	$1,808	$15,771	$259

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

Impaired loans by class are presented below as of and for the year ended December 31, 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized YTD 2010
	(dollars in thousands)

Commercial real estate	$3,356	$3,356	$455	$3,356	$77
Consumer real estate	6,918	6,918	898	6,918	251
Construction and land	4,997	4,997	1,114	4,997	198
Commercial and industrial	1,005	1,005	266	1,005	62
Consumer	165	165	70	165	8
Total	$16,441	$16,441	$2,803	$16,441	$596

Below is an analysis of the age of recorded investment in loans that are past due as of September 30, 2011.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
	(dollars in thousands)

Commercial real estate	$111	$102	$1,047	$1,260	$160,496	$161,756
Consumer real estate	569	147	4,170	4,886	155,454	160,340
Construction and land	-	22	1,705	1,727	26,388	28,115
Commercial and industrial	189	209	919	1,317	46,537	47,854
Consumer	118	20	153	291	21,664	21,955
Total	$987	$500	$7,994	$9,481	$410,539	$420,020

There were no accruing loans that were greater than 90 days past due at September 30, 2011.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Below is an analysis of the age of recorded investment in loans that are past due as of the year ended December 31, 2010.

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans
	(dollars in thousands)

Commercial real estate	$-	$-	$3,356	$3,356	$132,660	$136,016
Consumer real estate	1,167	38	4,873	6,040	151,344	157,384
Construction and land	295	-	1,423	1,718	22,804	24,522
Commercial and industrial	40	89	88	217	52,372	52,589
Consumer	235	15	165	415	26,700	27,115
Total	$1,737	$142	$9,905	$11,746	$385,880	$397,626

There were no accruing loans that were greater than 90 days past due at December 31, 2010.

Troubled Debt Restructuring (TDR) Modifications

Impaired loans include loans modified in troubled debt restructuring where concessions have been granted to borrowers experiencing financial difficulties.  These concessions are a part of the Company’s loss mitigation activities and could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Certain TDR’s are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, typically considered six to twelve months.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables include the recorded investment and number of modifications for modified loans.  The Company reports the recorded investment in the loans prior to a modification and also the recorded investment in the loans after the loans were restructured.  Management has also disclosed the recorded investment and number of modifications for troubled debt restructurings within the last year where a concession has been made that then defaulted in the current reporting period.

Troubled Debt Restructurings as of and for the nine months ended September 30, 2011:

	Number of Modifications	Recorded Investment Prior to Modifications	Recorded Investment

Commercial real estate	2	$852	$847
Consumer real estate	5	7,268	5,217
Construction and land	2	5,274	4,654
Commercial and industrial loans	1	919	859
Consumer		-	-
Total	10	$14,313	$11,577

Troubled Debt Restructuring Modifications that Subsequently Defaulted as of and for the nine months ended September 30,2011:

	Number of Modifications	Recorded Investment

Commercial real estate	-	$-
Consumer real estate	-	-
Construction and land	1	1,130
Commercial and industrial loans	-	-
Consumer	-	-
Total	1	$1,130

Credit Quality

The Bank manages the loan portfolio by assigning one of eight credit risk ratings based on an internal assessment of credit risk.  The credit risk categories are Pass 1 Highest Quality, Pass 2 Highest Quality to Satisfactory, Pass 3 Satisfactory, Pass 4 Minimum Acceptable Credit, OAEM Special Mention 5, Substandard 6 Excessive Credit Risk, Doubtful 7 and Loss 8.

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

Doubtful-7 - Loans that have all of the weaknesses inherent in those classified as Substandard, with the additional characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable.  This assessment should be made on current facts, conditions and values.  The probability of some loss is extremely high, but because of certain important and reasonably specific pending factors (i.e., merger/liquidation, capital injection, refinancing plans, and perfection of liens), the amount of loss cannot yet be determined.  Determination of the pending factors should generally be resolved within six months and the asset partially, or fully, charged-off or moved to substandard.  All doubtful assets will be placed on non-accrual.

Loss-8 - Loans in the loss category are those, which are deemed uncollectible, and as such, are charged to the Loan Loss Reserve.  Loans may be charged-off, either in whole or in part.  Loans, which carry a #8 rating, are no longer considered assets of the bank.  The 8-risk rating may be used to designate the remaining portion of a relationship still on the Bank’s books after the exposure has been charged-off.

Credit quality indicators by class are presented below for September 30, 2011:

	Commercial Real Estate	Consumer Real Estate	Construction and Land	Commercial and Industrial
	(dollars in thousands)
Real Estate and Commercial Credit Exposure
Pass 1	$-	$-	$-	$1,061
Pass 2	-	86	3,558	287
Pass 3	73,487	112,336	8,247	25,467
Pass 4	80,268	37,427	9,930	18,680
Special Mention 5	4,554	478	683	640
Substandard 6	3,447	10,013	5,697	1,719
Doubtful 7	-	-	-	-
Loss 8	-	-	-	-
Total	$161,756	$160,340	$28,115	$47,854

Consumer and Other
(dollars in thousands)
Consumer and Other Credit Exposure
Pass 1-4	$21,645
Special Mention 5	41
Substandard 6	269
Doubtful 7	-
Loss 8	-
Total	$21,955

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Credit quality indicators by class are presented below for December 31, 2010:

	Commercial Real Estate	Consumer Real Estate	Construction and Land	Commercial and industrial
	(dollars in thousands)
Real Estate and Commercial Credit Exposure
Pass 1	$-	$-	$75	$1,008
Pass 2	-	49	-	281
Pass 3	63,380	116,329	8,497	29,683
Pass 4	64,718	29,504	9,723	19,015
Special Mention 5	2,832	2,896	530	667
Substandard 6	5,086	8,606	5,697	1,935
Doubtful 7	-	-	-	-
Loss 8	-	-	-	-
Total	$136,016	$157,384	$24,522	$52,589

Consumer and Other
(dollars in thousands)
Consumer and Other Credit Exposure
Pass 1-4	$26,773
Special Mention 5	29
Substandard 6	313
Doubtful 7	-
Loss 8	-
Total	$27,115

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

FDIC-Assisted Transactions

The Company elected to account for loans acquired in Tattnall Bank, Citizens Bank and First Southern acquisitions under ASC 310–30.  Under ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. FASB ASC 310 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement. Loans with specific evidence of deterioration in credit quality were accounted for under FASB ASC 310.  In addition, the Company determined it would not be able to collect all the contractually required principal and interest payments on other loans in the portfolio which did not have specific evidence of credit quality due to multiple factors, including the deterioration of the economy since origination of these loans, the decline in real estate values in the market areas of the loans, and the poor underwriting standards under which these loans were originated.  These loans are accounted for by analogy to FASB ASC 310.

The following tables detail the fair value of loans covered and not covered under loss share agreements accounted under ASC 310-30.

Loans not covered by loss -sharing agreements:
(dollars in thousands)	September 30, 2011

Commercial real estate	$5,778
Consumer real estate	3,470
Construction and land	223
Commercial and industrial	8,673
Consumer and other	6,570
24,714

Loans covered by loss-sharing agreements:
(dollars in thousands)	September 30, 2011

Commercial real estate	$29,473
Consumer real estate	41,993
Construction and land	19,762
Commercial and industrial	24,781
Consumer and other	197
116,206

The Bank entered into loss-sharing agreements as part of the acquisitions of Citizens Bank and First Southern.  The covered loans above are covered pursuant to the FDIC loss-share agreements, which are discussed in Note 9-Acquisition Activity, and are presented net of the related fair value discount.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

 FDIC-Assisted Transactions (continued)

The following table represents the loans receivable as of September 30, 2011 and reflects reclassifications from the balances reported at December 31, 2010:

	Acquired Loans Without Specific Evidence of Deterioration in Credit Quality	Acquired Loans With Specific Evidence of Deterioration in Credit Quality	Total Loans Acquired
	(dollars in thousands)
Contractually required principal and interest	$228,333	$65,621	$293,954
Non-accretable difference	(61,205)	(37,586)	(98,791)
Cash flows expected to be collected	167,128	28,035	195,163
Accretable yield	(52,178)	(2,066)	(54,244)
Basis in acquired loans	$114,950	$25,969	$140,919

The following table is a summary of changes in the accretable yields of acquired loans since the acquisition date and reflect refinements to the Company's initial estimate:

	Acquired Loans Without Specific Evidence of Deterioration in Credit Quality	Acquired Loans With Specific Evidence of Deterioration in Credit Quality	Total Loans Acquired
	(dollars in thousands)
Balance at acquisition, December 31, 2009	$1,025	$2,352	$3,377
Net Accretion	2,274	(1,053)	1,221
Balance, December 31, 2010	$3,299	$1,299	$4,598
Additions:
Citizens	35,731	423	36,154
First Southern	20,364	1,600	21,964
Net Accretion	(7,216)	(1,256)	(8,472)
Balance, September 30, 2011	$52,178	$2,066	$54,244

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.	FDIC LOSS SHARE RECEIVABLE

The following table provides changes in the loss-share receivable from the FDIC for the period ended September 30, 2011.

(dollars in thousands)
Balance, December 31, 2010	$-
FDIC Loss share receivable recorded for Citizens	58,164
FDIC Loss share receivable recorded for First Southern	30,464
Claimable losses on covered under agreement	(2,078)
Reimbursable expense claimed	754
Accretion of discounts and premiums, net	453
Reimbursements from FDIC	-
Balance, September 30, 2011	$87,757

NOTE 7.	OTHER REAL ESTATE OWNED

The following table provides a summary of information pertaining to OREO for period ended September 30, 2011.

	OREO	Covered OREO	Total
	(dollars in thousands)
Balance, December 31, 2010	$3,689	$-	$3,689
Acquired in Citizens acquisition	-	7,540	7,540
Acquired in First Southern acquisition	-	4,669	4,669
Additions	1,116	-	1,116
Sales	(2,110)	(1,468)	(3,578)
Writedowns	(854)	(227)	(1,081)
Balance, September 30, 2011	$1,841	$10,514	$12,355

The covered OREO above is covered pursuant to the FDIC loss-share agreements which are discussed in Note 9-Acquisition Activity, and is presented net of the related fair value discount.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.	FAIR VALUE MEASUREMENTS

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	QuotedPrices in Active Markets for IdenticalAssets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
Assets
Available for sale investment securities	$15	$218,369	$-	$218,384
Total assets at fair value	$15	$218,369	$-	$218,384

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.	FAIR VALUE MEASUREMENTS (Continued)

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

At September 30, 2011, there were no impaired loans reported at fair value utilizing Level 2 valuation inputs.  Impaired loans with a carrying value of $14.2 million were reduced by valuation allowance allocations totaling $1.8 million for a total reported fair value of $12.4 million on collateral valuations utilizing Level 3 valuation inputs at September 30, 2011.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.	FAIR VALUE MEASUREMENTS (Continued)

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

Federal Home Loan Bank Stock and other equity securities:  The carrying amount of Federal Home Loan Bank Stock and other equity securities approximates fair value.

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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.	FAIR VALUE MEASUREMENTS (Continued)

Disclosures about Fair Value of Financial Instruments (continued)

FDIC Loss-Share Receivable:  Because the FDIC will reimburse the Company for certain acquired loans, should the Company experience a loss, an indemnification asset is recorded at fair value at the acquisition date.  The indemnification asset is recognized at the same time as the indemnified loans and measured on the same basis, subject to collectability or contractual limitations. The shared- loss agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties.  The shared-loss agreements continue to be measured on the same basis as the related indemnified loans, and the loss share receivable is impacted by changes in estimated cash flows associated with these loans.

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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.	FAIR VALUE MEASUREMENTS (Continued)

The carrying amount and estimated fair value of the Company's financial instruments were as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash, due from banks and interest-bearing deposits in banks	$122,503	$122,503	$39,714	$39,714
Federal funds sold	$31,692	$31,692	$2,700	$2,700
Securities available for sale	$218,384	$218,384	$238,377	$238,377
Federal Home Loan Bank stock	$4,555	$4,555	$3,703	$3,703
Other equity securities	$1,010	$1,010	$1,010	$1,010

Loans held for sale	$5,538	$5,538	$225	$225

Non covered loans	$444,735	$427,783	$418,997	$419,835
Allowance for loan losses	6,936	-	8,101	-
Non covered loans, net	437,799	$427,783	$410,896	$419,835
Covered loans	$116,206	$116,206	$-	$-
Accrued interest receivable	$4,430	$4430	$2,907	$2,907
FDIC loss-share receivable	$87,757	$87,757	$-	$-

Financial liabilities:
Deposits	$900,103	$893,699	$534,242	$532,050

Federal funds purchased and securities sold under repurchase agreements	$36,118	$36,118	$32,421	$32,425
Other borrowings	$35,000	$39,389	$62,500	$65,592
Accrued interest payable	$1,011	$1,011	$702	$702

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.	ACQUISITION ACTIVITY

Citizens Bank of Effingham

On February 18, 2011 (the “Closing Date”), HeritageBank of the South entered into a Purchase and Assumption Agreement by and among the Federal Deposit Insurance Corporation as receiver of Citizens Bank of Effingham, Springfield, Georgia, the Bank and the FDIC acting in its corporate capacity, pursuant to which the Bank (“Citizens”) acquired a majority of all assets and assumed substantially all of the liabilities of Citizens (the “Acquisition”). In connection with the Acquisition, the Bank also acquired other real estate owned (“OREO”) as of the Closing Date.

Pursuant to that agreement, the Bank agreed to pay a premium on deposits totaling $1.4 million and to acquire the specified assets, net of liabilities, at a discount to book value of $25.1 million. The Bank also received a cash payment from the FDIC in the amount of $24.0 million.

The Bank and the FDIC also entered into loss-sharing agreements that provide the Bank with significant protection against credit losses on Citizens’ loans and related assets acquired in the Acquisition. Under these agreements, discussed in more detail below, the FDIC will, for a specified number of years, reimburse the Bank for 80% of all losses and related expenses on covered assets, primarily acquired loans and OREO.

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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.	ACQUISITION ACTIVITY (Continued)

The following table summarizes the assets covered by the loss-sharing agreements, under the Single Family “SF”and Non-Single Family
“Non-SF” certificates, and the amount covered by the FDIC and the estimated fair values (dollars in thousands):

	Amounts Covered	Fair Value	SF Certificate (10 Years for Losses)	Non-SF Certificate (5 Years for Losses)

Loans	$131,256	$66,671	$22,744	$108,512
OREO	21,663	7,540	-	21,663
Total	$152,919	$74,211	$22,744	$130,175

The Company elected to account for loans acquired in the Citizens acquisition under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Topic 310-30 applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. Topic 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans that fall under its scope

The following table presents information regarding the loan portfolio acquired on February 18, 2011 at fair value (dollars in thousands):

	Loans With Deterioration of Credit Quality	Loans Without A Deterioration of Credit Quality	Total Loans, at Fair Value

Construction and land	$5,641	$7,454	$13,095
Farmland	1,272	2,362	3,634
Consumer real estate	3,804	14,936	18,740
Commercial real estate	4,635	15,551	20,186
Commercial and industrial	1,787	11,643	13,430
Consumer	31	3,604	3,635
	$17,170	$55,550	$72,720

The following table presents purchased loans accounted for under ASC Topic 310-30 as of the Closing Date:

February 18, 2011
(dollars in thousands)

Contractually-required principal and interest	$172,568
Non-accretable difference	(63,694)
Cash flows expected to be collected	108,874
Accretable yield	(36,154)
Fair value of loans accounted for under ASC 310-30	$72,720

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.	ACQUISITION ACTIVITY (Continued)

The Company did not immediately acquire the real estate, banking facilities, furniture or equipment of Citizens as part of the purchase and assumption agreement.  However, the Company subsequently purchased the real estate, banking facilities, furniture or equipment of Citizens from the FDIC at fair value in the amount of $3.2 million during the second quarter of 2011.

First Southern National Bank

On August 19, 2011 (the “Closing Date”), HeritageBank of the South entered into a  Purchase and Assumption Agreement by and among the FDIC as receiver of First Southern National Bank, Statesboro, Georgia, the Bank and the FDIC acting in its corporate capacity, pursuant to which the Bank acquired a majority of all assets and assumed a majority of all liabilities of First Southern (the “First Southern Acquisition”). In connection with the First Southern Acquisition, the Bank also acquired other real estate owned (“OREO”) as of the Closing Date.

Pursuant to the Agreement, the Bank agreed to pay a premium on deposits totaling $1.2 million and to acquire the specified assets, net of liabilities, at a discount to book value of $16.3 million. The Bank also received a cash payment from the FDIC in the amount of $3.4 million.

The Bank and the FDIC also have entered into loss-sharing agreements that provide the Bank with significant protection against credit losses on First Southern’s loans and related assets acquired in the First Southern Acquisition. Under these agreements, discussed in more detail below, the FDIC will, for a specified number of years, reimburse the Bank for 80% of all losses and related expenses on covered assets, primarily acquired loans and OREO.

The fair values of the Assets Acquired and Liabilities Assumed in conjunction with the First Southern Acquisition as of the Closing Date are detailed in the following table (dollars in thousands):

	August 19, 2011	Average maturity (years)	Effective Yield / Cost
Assets Acquired:
Cash and due from banks	$6264
Securities available for sale	22,295	9.32	3.29%
Loans	68,084	6.25	5.38%
Other real estate owned	4,669
Estimated reimbursement from the FDIC	30,464
Core deposit intangible	850
Other assets	3,694
Total assets acquired	136,320
Cash paid to settle the acquisition	3,540
Fair value of assets acquired	139,860
Liabilities assumed:
Deposits	137,212	0.70	1.08%
Other liabilities	1,448
Fair value of liabilities assumed	138,660
Net Assets Acquired / Gained from Acquisition	$1,200

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.	ACQUISITION ACTIVITY (Continued)

The following table summarizes the assets covered by the loss-sharing agreements, under the Single Family “SF” and Non-Single Family “Non-SF” certificates, and the amount covered by the FDIC and the estimated fair values (dollars in thousands).

	Amounts Covered	Fair Value	SF Certificate (10 Years for Losses)	Non-SF Certificate (5 Years for Losses)

Loans	$99,197	$68,084	$20,651	$78,546
OREO	8,645	4,669	7,080	1,565
Total	$107,842	$72,753	$27,731	$80,111

The Company elected to account for loans acquired in the First Southern Acquisition under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Topic 310-30 applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. Topic 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans that fall under its scope

The following table presents information regarding the loan portfolio acquired on August 19, 2011 at fair value (dollars in thousands):

	Loans with deterioration of credit quality	Loans without deterioration of credit quality	Total loans, at fair value
Construction and land	$4,888	$3,604	$8,492
Farmland	-	4,709	4,709
Consumer real estate	2,058	26,302	28,360
Commercial real estate	2,517	9,814	12,331
Commercial and industrial	76	8,897	8,973
Consumer	44	5,175	5,219
	$9,583	$58,501	$68,084

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.	ACQUISITION ACTIVITY (Continued)

The following table presents purchased loans accounted for under ASC Topic 310-30 as of the Closing Date:

August 19, 2011
(dollars in thousands)
Contractually-required principal and interest	$127,042
Non-accretable difference	(36,994)
Cash flows expected to be collected	$90,048
Accretable yield	(21,964)
Fair value of loans accounted for under ASC 310-30	$68,084

The Company did not immediately acquire the real estate, banking facilities, or furniture of First Southern but did purchase some of the equipment as part of the purchase and assumption agreement.

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

NOTE 10.	SUBSEQUENT EVENTS

Subsequent events and transactions that occurred after September 30, 2011 but prior to November 14, 2011, the date these financial statements were available to be issued, have been evaluated for potential recognition or disclosure in these financial statements.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. When used in this Quarterly Report on Form 10-Q and in other filings by the Company with the Securities and Exchange Commission (the  “SEC”), in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, including, among other things, (i) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company’s market areas; (ix) legislative or regulatory changes that adversely affect the Company’s business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the new overdraft protection regulations and customers’ responses thereto; (x) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xi) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xii) costs and effects of litigation, including settlements and judgments; (xiii) compliance risk with the FDIC loss-share agreements; (xiv) competition; and (xv) performance risk of mortgage loans sold on the secondary market.  The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company does not undertake, and specifically declines, any obligation-to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General.  Heritage Financial Group, Inc. (“Heritage” or the “Company”) is a Maryland corporation that was organized in 2010 to become the holding company of HeritageBank of the South (“HeritageBank” or the “Bank”) after the completion of the second-step conversion and related public offering.  In that conversion, Heritage succeeded to all of the business and operations of Heritage Financial Group and Heritage MHC, which merged into the Company.  The Company completed the public offering on November 30, 2010.  It sold 6,591,756 shares of common stock for $10.00 per share, and its employee stock ownership plan (ESOP) purchased 327,677 of those shares with the proceeds of a loan from the Company.  The Company also issued 2,188,884 shares in a stock exchange based on an 0.8377 exchange ratio for each outstanding share of Heritage Financial Group.  The Company received net proceeds of $61.4 million in the public offering, 50% of which was contributed to HeritageBank and $3.3 million of which was lent to the ESOP for its purchase of shares in the offering.  At September 30, 2011, the Company had 8,712,140 outstanding shares.  Its stock trades on the Nasdaq Global Market under the symbol “HBOS.”

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

HeritageBank was originally chartered in 1955 as a federal credit union, serving the Marine Corps Logistic Base in Albany, Georgia.  Over the years, it evolved into a full-service, multi-branch community credit union in Dougherty, Lee, Mitchell and Worth counties in Georgia.  It was converted from a federal credit union charter to a federal mutual savings bank in July 2001.  The objective of that charter conversion was to better serve customers and the local community though the broader lending ability of a savings bank and to expand our customer base beyond the limited field of membership permitted for credit unions.  In February 2002, HeritageBank converted to stock form in a reorganization into a two-tier mutual holding company structure, which was eliminated in the second-step conversion.  On January 1, 2005, HeritageBank converted to a Georgia-chartered stock savings bank, because that charter best suited our continued efforts to grow and expand our commercial business.  HeritageBank now operates from 23 full service branch locations, 11 mortgage loan production offices and 3 investment offices throughout Georgia and north-central Florida.

Heritage was historically examined by the Office of Thrift Supervision; however, effective July 21, 2011 that regulatory oversight was transferred to the Board of Governors of the Federal Reserve system and the Federal Reserve Bank of Atlanta.  HeritageBank continues to be regulated by the Department of Banking and Finance and the FDIC.

Evolution of Business Strategy.  Our current business strategy is to operate a well-capitalized and profitable commercial and retail financial institution dedicated to serving the needs of our customers.  We strive to be the primary financial institution in the market areas we serve.  We offer a broad range of products and services while stressing personalized and efficient customer service and convenient access to these products and services.  We intend to continue to operate as a commercial and consumer lender.  We have structured operations around a branch system that is staffed with knowledgeable and well-trained employees.  Subject to capital requirements and our ability to grow in a reasonable and prudent manner, we may open or acquire additional branches as opportunities arise.  In addition to our branch system, we continue to expand electronic services for our customers.  We attempt to differentiate ourselves from our competitors by providing a higher level of customer service.

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

In August 2011, we acquired the First Southern National Bank (“First Southern”), with one branch office located in Statesboro, Georgia, through an FDIC-assisted transaction.  In that acquisition, we acquired substantially all of the assets (approximately $139.9 million, including $99.0 million in loans) and assumed substantially all of the liabilities (approximately $138.7 million, including $137.2 million in deposits) of First Southern.  We entered into a loss-share agreement with the FDIC that provides HeritageBank with significant protection for certain acquired assets.  Under the agreement, the FDIC will provide reimbursement for 80% of the losses on approximately $107.8 million of covered loans and other real estate owned acquired in the acquisition.  In order to maintain this loss-share protection, we must comply with specific servicing and reporting procedures in the agreement.  The approximately $139.9 million of acquired assets were purchased at a $16.3 million discount, which was approximately 11.7% of assets acquired and a 15.1% discount to covered assets.  This acquisition improved our market share in the Statesboro, Georgia market.  Many of the loans acquired were nonperforming and had poor documentation of the borrowers’ capacity to service the debt and the underlying value of collateral securing the loans.

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

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Significant accounting policies are described in the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010.  These policies may involve significant judgments and estimates that have a material impact on the carrying value of certain assets and liabilities.  Different assumptions made in the application of these policies could result in material changes in our financial position and results of operations.

The following is a summary of the more judgmental estimates and complex accounting principles, which represent our critical accounting policies.

Acquisition Accounting. Generally accepted accounting principles require the use of fair value accounting in determining the carrying values of certain assets and liabilities acquired in business combinations and accordingly we recorded assets purchased and liabilities assumed in our FDIC-assisted acquisitions at their fair values. The fair value of the loan portfolios acquired in these transactions was recorded and is being accounted for under the principles prescribed by FASB ASC Topic 310.

On the date of acquisition all loans acquired are assigned a fair value based on the present value of projected future cash flows. An accretable discount is determined based on the timing of the projected cash flows and is taken into income over the projected life of the loans. Such accretion is included in interest income. Expected cash flows are re-estimated at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.

Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and adjusted the accretable discount, which will have a positive effect on interest income.
Because we record loans acquired in connection with FDIC-assisted acquisitions at fair value, we record no allowance for loan losses related to the acquired covered loans on the acquisition date, given that the fair value of the loans acquired incorporates assumptions regarding credit risk.

FDIC Receivable for Loss-Share Agreements.  A significant portion of our loan and other real estate assets are covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us 80% of all losses as well as certain expenses incurred in connection with those assets. We estimated the amount that we will receive from the FDIC under the loss share agreements that will result from losses incurred as we dispose of covered loans and other real estate assets, and we recorded the estimate as a receivable from the FDIC. We discounted the receivable for the expected timing and receipt of those cash flows using a risk free rate plus a premium for risk. The accretion of the FDIC receivable discount is recorded into noninterest income using the level yield method over the estimated life of the receivable.

The loss share agreements also include a provision whereby if our losses do not exceed a calculated threshold, we are obligated to compensate the FDIC. This is referred to as a clawback liability and, if applicable, is paid at the end of ten years. The formula for the clawback liability varies from transaction-to-transaction and will be calculated using the formula provided in the individual loss share agreements and will not be consolidated into one calculation.  The FDIC receivable for loss share agreements is measured separately from the related covered assets because it is not contractually embedded in the assets and is not transferable if we sell the assets. We will review and update the fair value of the FDIC receivable at each reporting date in conjunction with the re-estimation of cash flows. The FDIC receivable will fluctuate as loss estimates and expected cash flows related to covered loans and other real estate owned change.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allowance for Loan and Lease Losses (ALLL). The Company establishes provisions for loan losses, which are charged to operations, at a level we believe will reflect probable credit losses based on historical loss trends and an evaluation of specific credits in the loan portfolio.

In evaluating the level of the allowance for loan losses, we consider the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and past due status and trends.

We analyze the non-FDIC acquired loan portfolios through the use of pools of homogenous loan types and through a specific quarterly review of larger problem loans. It is expected that a certain percentage of loans will move through the asset quality grades from pass, to classified and ultimately loss.  Asset quality grades are described in detail in Footnote 5- Loans and Allowance for loan losses.   We evaluate our non FDIC loan portfolio through review of four loan pool categories.

1.	Pass credits with risk ratings 1-4
2.	Other assets especially mentioned with risk rating 5
3.	Substandard 6 with risk rating 6 and still accruing
4.	Impaired Loans – Nonaccrual and trouble debt restructures

The allowance consists of two components:

1.
A general amount – We analyze the historical migration of loans through each risk rating category and analyze the history of losses as it relates to the various loan types and collateral types in order to evaluate and estimate the volume, magnitude and direction these events. These risk factors and other factors are applied to our review of the loan Pass credits with risk ratings 1-4 pool and other assets especially mentioned with risk rating 5 pool. These factors are applied to the substandard pool; however, in addition to reviewing the pool, a select group of individual loans are reviewed.  The results of the individual review are factored in with the historical loss analysis and applied to the pool.

2.
A specific amount – Impaired loans, in addition to the general amount and review described above, are reviewed individually for specific amounts that are representative of identified credit exposures that are readily predictable by the current performance of the borrower and underlying collateral;

Even though the ALLL is composed of two components, the entire ALLL is available to absorb any credit losses.

The Company assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the proper level of allowance.  While the Company uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.  The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

For further information on the loan portfolio and allowance for loan losses, see “Delinquencies and Non-performing Assets” and see Note 5 of the Condensed Notes to Consolidated Financial Statements contained in this 10-Q.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Taxes.   The calculation of our income tax expense requires significant judgment and the use of estimates. We periodically assess tax positions based on current tax developments, including enacted statutory, judicial and regulatory guidance. In analyzing our overall tax position, we consider the amount and timing of recognizing income tax liabilities and benefits. In applying the tax and accounting guidance to the facts and circumstances, we adjust income tax balances appropriately through the income tax provision. We maintain reserves for income tax uncertainties at levels we believe are adequate to absorb probable payments Actual amounts paid, if any, could differ significantly from income tax estimates.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, we recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. In addition, the tax treatment of FDIC-assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes. We assess deferred tax assets based on expected realizations, and we establish a valuation allowance for any amounts we do not expect to realize. No valuation allowance is currently recorded.

Off Balance Sheet Liabilities

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and standby letters of credit.  We use the same credit policies in making these commitments as we do for on-balance sheet instruments.  A summary of the Company's commitments as of September 30, 2011, is as follows:

(In Thousands)

Commitments to extend credit	$69,501
Financial stand-by letters of credit	76
$69,577

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

General.  Total assets increased by $347.1 million or 45.9% to $1.1 billion at September 30, 2011, from $755.4 million at December 31, 2010.  Interest-bearing deposits in banks increased $88.3 million or 810% to $99.2 million at September 30, 2011 from $10.9 million at December 31, 2010.  Covered loans increased to $116.2 million at September 30, 2011 in connection with FDIC-assisted acquisition activity as compared to no covered loans as of December 31, 2010.  The FDIC loss-share receivable increased to $87.8 million at September 30, 2011 in connection with FDIC-assisted acquisition activity as compared to no FDIC loss-share receivable as of December 31, 2010.  Total covered other real estate owned increased to $10.5 million at September 30, 2011 as compared to no covered other real estate owned as of December 31, 2010.  Loans, including loans held for sale but excluding covered loans, increased $31.1  million or 7.4% and federal funds sold increased $29.0 million while securities available for sale decreased $20.0 million.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash and Securities. The Company increased the liquidity position significantly in the third quarter of 2011, primarily as a result of our acquisitions of Citizens and First Southern.  Cash and securities (including bank deposits and federal funds sold) increased in the aggregate $91.8 million or 32.7% to $372.6 million at September 30, 2011, from $280.8 million at December 31, 2010.

At September 30, 2011, our $218.4 securities portfolio included $49.3 million in US government agency securities, $34.2 million in state and municipal securities, $2.1 million in corporate debt securities and $132.8 million in GSE residential mortgage-backed securities.  Though we use these as securities available for sale, our current intention is to hold these securities until maturity.  Based on our regular impairment analysis of these securities and their issues, we believe it is probable that we will be able to collect all amounts due under their contracts.  We have not changed our investment strategy as a result of the recent downgrade of the US government and do not anticipate a major impact to our portfolio.

The aggregate increase in cash and due from banks, interest-bearing deposits and fed funds sold was primarily due to the excess liquidity from acquisition activity, as well as the maturity of securities available for sale. In addition to the increase of the correspondent cash balances added and the branch cash from our acquisition activity.  The decrease in securities available for sale was due to the maturity and sales of securities available for sale that were not reinvested.

We expect to maintain higher than historical balances in cash, funds due from banks, federal funds sold and securities in 2011.  We continue to maintain excess liquidity for three purposes.  First, we believe it is prudent to maintain higher liquidity during uncertain economic times.  Second, we believe excess liquidity gives us additional flexibility in our expansion strategy.  Third, we believe excess liquidity will provide us flexibility for funding loans or other investments if we see a dramatic rise in interest rates.  Maintaining excess liquidity does impact the net interest margin in a negative way in the short-term; however, we feel the benefits of maintaining excess liquidity outweigh the cost to the net interest margin.  We also anticipate investment balances increasing as a percentage of liquids assets offsetting a likely decline in the FRB interest-bearing balance over the near term, but having a neutral impact to liquidity.  Future investment balances are not likely to materially extend the investment portfolio duration.

Loans.  Our net loan portfolio increased $143.1 million, or 34.8%, to $554.0 million at September 30, 2011, from $410.9 million at December 31, 2010.  Growth in the loan portfolio was primarily driven by our 2011 FDIC-assisted acquisitions, increasing the covered loan portfolio to $116.2 million at September 30, 2011 from the prior quarter’s $60.4 million and no covered loan balances at December 31, 2010. Organic loan growth was also experienced in most of our markets.

Delinquencies and Non-performing Assets. As of September 30, 2011, loans past due for 30 to 89 days, excluding loans acquired in FDIC-assisted transactions, was $1.5 million or 0.27% compared to $1.9 million 0.44% at December 31, 2010.

The table below sets forth the amounts and categories of non-performing assets, excluding loans and OREO acquired in FDIC-assisted transactions at the dates indicated:

	September 30, 2011	December 31 , 2010	Amount Change	Percent Change
	(Dollars in thousands)

Non performing loans	$7,994	$9,905	$(1,911)	(19.3)%
Foreclosed assets	1,841	3,689	(1,848)	(50.1)%
Total	$9,835	$13,594	$(3,759)	(27.7)%

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2011, our largest non-performing loan was $1.9 million secured by various residential and commercial properties in South Georgia.  This loan amount decreased from the balance of $3.9 million at December 31, 2010 due to a $2.0 million charge off during the first quarter of 2011.  Our next largest non- performing loan was $1.1 million secured by 20.1 acres of land in Ocala, Florida.  The remainder of our non-performing loans consists of various consumer and commercial loans, none exceeding $1.0 million.  Current appraisals on real estate loans, expected cost of foreclosure or other disposition, and other probable losses on these loans are considered in our analysis of the allowance for loan losses.

Foreclosed assets decreased from $3.7 million at December 31, 2010, to $1.8 million at September 30, 2011. The Company continues to aggressively confront credit quality issues in its loan portfolio.  At September 30, 2011 and December 31, 2010, our largest foreclosed asset was $1.3 million on undeveloped property in the Atlanta metropolitan market.  The original loan balance on this property was $5.0 million and the current value represents our estimated disposition value based on current appraisals and market data.  The remainder of our foreclosed assets consists of various properties, primarily located in southwest Georgia, with no single property having a book value over $1.0 million.  All of these properties are being marketed actively for disposition.

 Our internally criticized and classified assets or watch list, excluding FDIC assisted transactions, totaled $29.4 million at September 30, 2011, compared to $32.1 million at December 31, 2010.  This includes loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.  These balances include the aforementioned nonperforming loans, other real estate, and repossessed assets.  These loans have been considered in management's determination of the adequacy of our allowance for loan losses.  Our internal loan review processes strive to identify weaknesses in loans prior to performance issues.  However, our processes do not always provide sufficient time to work out plans with borrowers that would avoid foreclosure and/or losses.

Improvement was recognized in our non-performing assets for the current quarter, and we remain cautiously optimistic that nonperforming assets will continue to improve over the near term, as we aggressively identify and resolve problem assets.  We have taken actions to prevent losses in our current portfolio, including the development of a special assets committee and a weekly meeting of members of management and lenders to discuss the status and action plan on each problem loan.  We have also taken steps to better evaluate the capital and liquidity positions of our commercial loan guarantors, particularly those involved in commercial real estate construction and development.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allowance for Loan Losses.  The following tables present information related to loan type and asset quality as of the periods indicated.

	Loans by Type as of
	September 30, 2011	December 31, 2010	September 30, 2010
Non FDIC acquired loans:	(dollars in thousands)

Construction and land	$28,115	$24,522	$24,263
Farmland	18,272	12,339	14,658
Consumer real estate	134,269	131,293	123,275
Consumer real estate revolving	26,071	26,091	26,922
Multifamily	13,754	13,598	13,737
Commercial real estate	129,730	110,079	108,440
Commercial and industrial	47,854	52,589	50,230
Consumer and other	21,955	27,115	31,168
	420,020	397,626	392,693

Loans acquired through FDIC- assisted acquisitions:
Non covered loans	24,714	21,371	21,287
Covered loans	116,206	-	-
	$560,940	$418,997	$413,980

	Asset Quality Data (Excluding loans acquired through FDIC-Assisted acquisitions) as of
	September 30, 2011	December 31, 2010	September 30, 2010
	(dollars in thousands)

Allowance for loan losses to total loans	1.65%	2.04%	1.66%
Allowance for loan losses to average loans	1.29%	2.03%	1.74%
Allowance for loan losses to non-performing loans	86.76%	81.79%	53.56%
Accruing loans past due 30-89 days	$1,487	$1,879	$899
Nonaccrual loans	7,994	9,905	12,199
Loans - 90 days past due & still accruing	-	-	-
Total non-performing loans	7,994	9,905	12,199
OREO and repossessed assets	1,841	3,689	2,787
Total non-performing assets	9,835	13,594	14,986
Non-performing loans to total loans	1.90%	2.50%	3.11%
Non-performing assets to total assets	0.89%	1.85%	2.19%
Net charge-offs QTD to average loans (annualized)	0.73%	1.84%	0.47%
Net charge-offs QTD	$650	$1,833	$443

For further information on the loan portfolio and allowance for loan losses, see Note 5 of the Condensed Notes to Consolidated Financial Statements contained in this Form 10-Q.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Premises and Equipment.  Premises and equipment increased approximately $7.8 million or 36.5% at September 30, 2011, primarily due to the purchase of the real estate, banking facilities, furniture and equipment from the FDIC at fair value in the amount of $3.2 million in connection with the Citizens acquisition during the second quarter of 2011.  The remaining increase related to the 2011 construction of our new branch in Lee County, Georgia, at approximately $2.5 million which opened August 2011.

Intangible, Goodwill and Other Assets.   Intangible assets and goodwill increased $2.1 million or 73.6% to $5.1 million, as a result of our FDIC-assisted acquisitions of Citizens in February 2011 and First Southern in August 2011.

Deposits.  Total deposits increased $365.9 million or 68.5% to $900.1 million at September 30, 2011 compared with $534.3 million at December 31, 2010.  Organic deposit growth was experienced in most of our markets, while the Citizens and First Southern acquisitions also added to the growth.

Federal Home Loan Bank Advances, Other Borrowings and Other Liabilities.  The total amount of Federal Home Loan Bank advances decreased by $27.5 million or 44.0% from $62.5 million at December 31, 2010 to $35.0  million at September 30, 2011 due to the use of excess liquidity to pay down advances with no prepayment penalty or as they matured.  Federal funds purchased and securities sold under agreements to repurchase increased to $36.1 million at September 30, 2011 compared with $32.4 million at December 31, 2010 driven primarily by one correspondent relationship seeking to sell federal funds.

Equity.  Total equity increased $4.3 million or 3.6 % to $123.6 million at September 30, 2011, compared with $119.3 million at December 31, 2010, primarily the result of net income of $2.5 million for the nine months ended September 30, 2011, stock-based compensation of $523,000, other comprehensive income of $2.9 million and the allocation of $476,000 in ESOP shares which increased equity.  Partially offset by year-to-date dividends of $785,000 paid as of September 30, 2011.

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

	Three Months Ended September 30,
	2011				2010
	(Dollars in Thousands)
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
Interest-Earning Assets:
Loans	$533,486		$8,774	6.51%	$397,421		$6,136	6.13%
Mortgage loans held for sale	4,336		45	4.16	596		6	4.35
Taxable investment securities	181,031		1,013	2.24	137,658		1,006	2.92
Tax-exempt investment securities	20,732		207	6.07	21,123		212	6.08
Federal funds sold	26,889		16	0.23	17,320		11	0.26
Interest-bearing deposits with banks	102,769		93	0.46	19,003		25	0.52
Total interest-earning assets	869,243		10,148	4.69	593,121		7,396	5.03
Interest-Bearing Liabilities:
Interest-bearing demand	138,584		213	0.61	104,872		248	0.94
Savings and money market	315,168		658	0.83	201,108		382	0.75
Retail time deposits	294,190		1,129	1.52	164,265		940	2.27
Wholesale time deposits	13,401		48	1.42	10,540		61	2.29
Borrowings	68,678		687	3.97	77,107		659	3.39
Total interest-bearing liabilities	830,022		2,735	1.31	557,892		2,290	1.63

Net interest income			$7,413				$5,106
Net interest rate spread				3.38%				3.40%
Net earning assets	$39,221				$35,229
Net interest margin				3.44%				3.50%
Average interest-earning assets to average interest-bearing liabilities	1.05	X			1.06	X

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,
	2011				2010
	(Dollars in Thousands)
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
Interest-Earning Assets:
Loans	$497,422		$23,483	6.31%	$366,091		$17,218	6.30%
Mortgage loans held for sale	2,984		99	4.39	209		7	4.39
Taxable investment securities	192,839		3,441	2.38	104,700		2,572	3.28
Tax-exempt investment securities	20,679		629	6.15	25,140		749	6.02
Federal funds sold	23,815		45	0.26	19,569		38	0.26
Interest-bearing deposits with banks	54,481		184	0.51	31,130		115	0.49

Total interest-earning assets	792,220		27,881	4.76	546,839		20,699	5.16

Interest-Bearing Liabilities:
Interest-bearing demand	131,435		662	0.67	86,558		654	1.01
Savings and money market	272,778		1,883	0.92	179,220		986	0.74
Retail time deposits	259,862		3,188	1.64	158,010		2,821	2.39
Wholesale time deposits	11,891		146	1.65	11,812		207	2.34
Borrowings	82,601		2,114	3.42	76,218		1,820	2.51

Total interest-bearing liabilities	758,567		7,993	1.41	511,818		6,488	1.70

Net interest income			$19,888				$14,212
Net interest rate spread				3.35%				3.46%
Net earning assets	$33,653				$35,021
Net interest margin				3.41%				3.57%
Average interest-earning assets to average interest-bearing liabilities	1.04	X			1.07	X

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	Three Months Ended September 30,
	2011 vs. 2010
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$2,068	$570	$2,638
Loans held for sale	39	-	39
Taxable investment securities	235	(228)	7
Tax-exempt investment securities	(4)	(1)	(5)
Federal funds sold	6	(1)	5
Interest bearing deposits with banks	71	(3)	68
Total interest-earning assets	$2,415	$337	2,752

Interest-bearing liabilities:
Interest-bearing demand	$67	$(102)	(35)
Savings and money market	271	(140)	131
Retail time deposits	550	(216)	334
Wholesale time deposits	(3)	(10)	(13)
Borrowings	(77)	105	28
Total interest-bearing liabilities	$808	$(363)	445

Net interest income			$2,307

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,
	2011 vs. 2010
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$5,534	$730	$6,264
Loans held for sale	93	-	93
Taxable investment securities	1,629	(760)	869
Tax-exempt investment securities	(150)	30	(120)
Federal funds sold	7	-	7
Interest-bearing deposits with banks	64	5	69
Total interest-earning assets	$7,178	$5	$7,182

Interest-bearing liabilities:
Interest-bearing demand	$272	$(263)	$9
Savings and money market	746	(358)	388
Retail time deposits	1,554	(678)	876
Wholesale time deposits	(31)	(30)	(61)
Borrowings	204	90	294
Total interest-bearing liabilities	$2,745	$(1,239)	$1,506

Net interest income			$5,676

Comparison of Operating Results for the Three and Nine Month Periods Ended September 30, 2011 and 2010

General.  During the three months ended September 30, 2011, we recorded net income of $1.7 million or $0.21 basic and diluted earnings per share compared to a net loss of $443,000 or $0.05 basic and diluted loss per share for the three months ended September 30, 2010.  The increase in operating results was primarily driven by the bargain purchase gain, net of tax, of $1.2 million on the First Southern acquisition in the third quarter of 2011 and the noncash, net of tax impairment charge of $709,000 for the Florida bank charter experienced in the third quarter of 2010.

During the nine months ended September 30, 2011, the Company recorded net income of $2.5 million or $0.30 basic and diluted earnings per share compared to net income of $484,000 or $0.06 basic and diluted earnings per share for the nine months ended September 30, 2010.  The increase in operating results was primarily driven by the bargain purchase gain, net of tax, of $1.4 million on the Citizens acquisition in the first quarter of 2011 and the bargain purchase gain, net of tax, of $1.2 million on the First Southern in the third quarter of 2011 partially offset by the non cash, net of tax impairment charge of $709,000 for the Florida bank charter experienced in the third quarter of 2010.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Income.  Total interest income for the three months ended September 30, 2011, increased $2.7 million or 37.2% to $10.1  million, compared to $7.4  million for this same period in 2010.  The increase was due to a $276.1  million, or 46.6%, increase in average interest-earning assets to $869.2  million at the end of the third quarter of 2011, compared to $593.1  million at the end of the third quarter of 2010.  This increase in the average balance of earning assets was partially offset by a 34 basis point decline in the yield on average-earning assets to 4.69% for the third quarter of 2011 as compared to 5.03% for this same period in 2010, as a result of the low interest rate environment where maturing investments are being replaced with much lower yielding assets.

Total interest income for the nine months ended September 30, 2011, increased $7.2 million or 34.7% to $27.9 million, compared to $20.7 million for this same period in 2010.  The increase was due to a $245.4 million, or 44.9%, increase in average interest-earning assets to $792.2 million for the nine months ended September 30, 2011, compared to $546.8  million for the nine months ended September 30, 2010.  This increase in the average balance of earning assets was partially offset by a 40 basis point decline in yield on average-earning assets to 4.76% for the nine months ended September 30, 2011 as compared to 5.16% for this same period in 2010.

The increase in average interest-earning assets was due primarily to the Citizens and the First Southern FDIC- assisted acquisitions in February 2011 and August 2011, respectively.  Our overall yield on average interest-earning assets decreased in 2011 primarily driven by a decline in the yield on our investment portfolio coupled with an excess balance of cash at the FRB (which earned a very low rate of interest), partially offset by an increase in the yield on the loan portfolio associated with the Citizens and the First Southern acquisitions. The primary purpose of maintaining excess liquidity at the FRB is to support our acquisition growth strategy.

Interest income on loans for the three months ended September 30, 2011 was $8.8 million compared to $6.1 million for the third quarter of 2010 and $23.5 million for the nine months ended September 30, 2011 compared to $17.2 million for the same period of 2010.  The increase in interest income on loans was primarily a result of the loans acquired in our FDIC-assisted transactions and our expansion into the Valdosta and Statesboro markets, which was reflected in the $131.3 million increase in the average loan portfolio and a slight increase of 1 basis point in the weighted average yield on loans to 6.31% for the nine months ended September 30, 2011 compared to 6.30% for the same period in 2010.

Interest income on investment securities for the three months ended September 30, 2011was $1.2 million compared to $1.2 million for the third quarter of 2010 and $4.1 million for the nine months ended September 30, 2011 compared to $3.3 million for the same period in 2010.  Our average taxable investment securities increased by $88.1 million to $192.8 million offset by a decrease in the tax exempt securities portfolio of $4.6 million for the nine months ended September 30, 2011 compared to the same period of 2010 as excess liquidity from acquisition activity and the stock offering were invested.  Tax-exempt securities average yield increased by 13 basis points for the nine months ended September 20, 2011 compared to same period in 2010; however, the average yield on taxable investment securities decreased by 90 basis points to 2.38% for this same period.  We expect to see the yield on our taxable investment portfolio continue to decline during this low interest rate environment as maturing investments are replaced with lower yielding investments.

Interest Expense.  Total interest expense increased $445,000 or 19.4% to $2.7 million for the three months ended September 30, 2011, compared to $2.3 million during the same period in 2010 and increased $1.5 million or 23.2% to $8.0 million for the nine months ended September 30, 2011 compared to $6.5 million the same period in 2010.  The cost of interest-bearing liabilities decreased 28 basis points to 1.41% during first nine months of 2011 compared with 1.69% during the first nine months 2010, as a result of the continued downward trend in the rate cycle.  This decrease in costs was offset by an increase in the average balance of interest-bearing liabilities during the first nine months of 2011 to $758.6 million, an increase of $246.8 million compared to $511.8 million during the first nine months of 2010, which reflects increases in deposits from our acquisitions and market expansion.  We expect the decline in the cost of interest-bearing liabilities to continue given the decline in long-term market rates driven by recent Fed policy.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense on deposits for the third quarter of 2011 was $2.0 million compared to $1.6 million for the third quarter of 2010.  The $417,000 increase in interest expense on deposits was due to an increase in the average balance of the interest-bearing deposits portfolio of $280.6 million from the third quarter of 2010 to the third quarter of 2011, primarily as a result of our acquisitions and market expansion.  This increase in average balance was partially offset by a decrease of 28 basis points in the average rate paid on the deposit portfolio from 1.35% for third quarter of 2010 to 1.07% for the third quarter of 2011, due to a decrease in market rates of interest.

Interest expense on deposits for the first nine months of 2011 was $5.9 million compared to $4.7 million for the first nine months of 2010.  The $1.2 million increase in interest expense on deposits was due to an increase in the average balance of interest-bearing deposits portfolio of $240.4 million from the first nine months of 2010 to the first nine months of 2011, primarily as a result of our acquisitions and market expansion.  This increase in average balance was partially offset by a decrease of 27 basis points in the average rate paid on the deposit portfolio from 1.43% for the first nine months of 2010 to 1.16% for the first nine months of 2011, due to a decrease in market rates of interest.

Interest expense on other borrowings, consisting of Federal Home Loan Bank advances, federal funds purchased and securities sold under agreement to repurchase, for the third quarter of 2011 was $687,000 compared to $659,000 for the third quarter of 2010 and was $2.1 million for the first nine months of 2011 compared to $1.8 million for the first nine months of 2010.  This reflects a $8.4 million decrease in average other borrowings to $68.7 million from the third quarter of 2010 to the third quarter of 2011 offset by an increased rate paid on these borrowings, from an average rate paid of 3.39% for third quarter of 2010 compared to 3.97% for the third quarter of 2011.  For the nine months ended September 30, 2011, there was a $6.4 million increase in average other borrowings to $82.6 million compared to $76.2 million for the same period in 2010 and an increased rate paid on these borrowings, from an average rate paid of 3.19% for first nine months of 2010 compared to 3.42% for the same period in 2011.

Net Interest Income.  Net interest income for the three months ended September 30, 2011 increased $2.3 million or 45.2% to $7.4 million compared to $5.1 million for the three months ended September 30, 2010.  For the nine months ended September 30, 2011, net interest income increased $5.7 million or 39.9% to $19.9 million compared to $14.2 million for the nine months ended September 30, 2011.  The overall increase in both periods was primarily due to an increase in interest-earning assets relatively equal to the increase in interest-bearing liabilities.  The net interest spread decreased 11 basis points from 3.46% for the first nine months of 2010 compared with 3.35% for the first nine months of 2011.  The net interest margin decreased 16 basis points to 3.41% for the first nine months of 2011 from 3.57% for the first nine months of 2010.  The primary reason the net interest margin decreased 5 basis points more than the net spread for the first nine months of 2011 compared to the same period in 2010 was due to the increase in lower yielding cash at the FRB as a percentage of interest-earning assets. Also see -Average Balances, Net Interest Income, Yields Earned and Rates Paid and – Rate/Volume Analysis presented earlier in this section.

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

Provision for Loan Losses.  During the quarter ended September 30, 2011, we recorded a $1.0 million provision for loan losses, which was an increase compared to the $950,000 provision recorded during the same period in 2010.  For the nine months ended September 30, 2011, we recorded a $2.3 million provision for loan losses compared to $2.1 million for first nine months in 2010, primarily driven by growth.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income.  Noninterest income increased $3.4 million, or 137.8%, from $2.5 million for the three months ended September 30, 2010 to $5.9 million for the three months ended September 30, 2011 and increased $8.0 million, or 128.9%, from $6.3 million for the nine months ended September 30, 2010 to $14.3  million for the nine months ended September 30, 2011.  Noninterest income, excluding securities transactions and bargain purchase gain, increased $824,000, or 34.2%, from $2.4  million for the three months ended September 30, 2010 to $3.2 million for the three months ended September 30, 2011 and increased $2.9 million, or 48.4%, from $6.0 million for the nine months ended September 30, 2010 to $8.9 million for the nine months ended September 30, 2011.

A summary of noninterest income, excluding the gain on securities and bargain purchase gain, is as follows:

	Three Months Ended September 30,
	2011	2010	$ Chg	% Chg

	(Dollars in thousands)
Service charges on deposit accounts	$1,267	$1,112	$155	13.9%
Other service charges, commissions and fees	746	643	103	16.0
Brokerage fees	328	253	75	29.6
Mortgage origination fees	720	227	493	217.2
Bank owned life insurance	146	153	(7)	(4.6)
Accretion FDIC loss share receivable	448	-	448	100.0
Other	25	19	6	31.6
Total noninterest income	$3,680	$2,407	$1,273	52.9%
Noninterest income as a percentage of average assets (annualized)	1.41%	1.42%

	Nine Months Ended September 30,
	2011	2010	$ Chg	% Chg

	(Dollars in thousands)
Service charges on deposit accounts	$3,540	$2,918	$622	21.3%
Other service charges, commissions and fees	2,151	1,511	640	42.4
Brokerage fees	1,088	733	355	48.4
Mortgage origination fees	1,611	337	1,274	378.0
Bank owned life insurance	440	459	(19)	(4.1)
Accretion FDIC loss share receivable	453	-	453	100.0
Other	128	57	71	124.6
Total noninterest income	$9,411	$6,015	$3,996	66.4%
Noninterest income as a percentage of average assets (annualized)	1.31%	1.29%

The increase in service charges and fees was primarily due to an increase in overdraft fees and an increase in ATM and debit card income, as a result of our expanded branch network.  Recent regulatory changes to the offering of overdraft privileges on ATM and debit cards, as well as limits on how overdraft fees may be assessed could cause significant decreases in our overdraft fees. In addition, the Dodd-Frank Act has placed restrictions on the amount of fees that can be charged on debit card transactions.  At this time, we are unable to accurately estimate the effect this legislation, and other potential legislation, may have on our overdraft income; however, it is possible that continued growth in our customer base could offset the decline in overdraft fees charged per customer. We are currently analyzing our options to replace this income stream if it is significantly affected by legislation or a change in consumer behavior. These options will most likely result in a major change in the fees we charge to our deposit customers.

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

Bank-owned life insurance decreased due to a decrease in market rates of interest on our cash surrender value of these policies.

Noninterest Expense.  Noninterest expense increased $2.0 million, or 25.7%, from $7.8 million for the three months ended September 30, 2010 to $9.8 million for the three months ended September 30, 2011 and increased $9.7 million or 52.5%, from $18.5 million for the nine months ended September 30, 2010 to $28.2 million for the nine months ended September 30, 2011.

A summary of noninterest expense, excluding the 2010 impairment loss on intangible asset, is as follows:

	Three Months Ended September 30,
	2011	2010	$ Chg	% Chg
	(Dollars in thousands)
Salaries and employee benefits	$5,384	$3,446	$1.938	56.2%
Equipment	516	304	212	69.7
Occupancy	685	424	261	61.6
Advertising and marketing	167	166	1	0.6
Legal and accounting	118	112	6	5.4
Consulting & other professional fees	208	71	137	193.0
Directors fees and retirement	160	142	18	12.7
Telecommunications	206	132	74	56.1
Supplies	156	98	58	59.2
Data processing fees	857	604	253	41.9
(Gain) loss on sale and write-downs of other real estate owned	(385)	-	(385)	100.0
Foreclosed asset and collection expenses	288	181	107	59.1
FDIC insurance and other regulatory fees	128	283	(155)	(54.8)
Acquisition related expenses	299	257	42	16.3
Deposit intangible expenses	183	115	68	59.1
Other operating	809	444	365	82.2
Total noninterest expenses	$9,779	$6,779	$3,000	44.3%
Noninterest expenses as a percentage of average assets (annualized)	3.76%	4.01%

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,
	2011	2010	$ Chg	% Chg
	(Dollars in thousands)
Salaries and employee benefits	$14,635	$8,985	$5,650	62.9%
Equipment	1,295	810	485	59.9
Occupancy	1,666	1,059	607	57.3
Advertising and marketing	551	411	140	34.1
Legal and accounting	495	440	55	12.5
Consulting and other professional fees	585	208	377	181.3
Directors fees and retirement	548	419	129	30.8
Telecommunications	555	304	251	82.6
Supplies	396	251	145	57.8
Data processing fees	1,990	1,596	394	24.7
Loss on sale and write-downs of other real estate owned	507	(343)	850	(247.8)
Foreclosed asset and collection expenses	703	779	(76)	(9.8)
FDIC insurance and other regulatory fees	775	682	93	13.6
Acquisition related expenses	1,056	524	532	101.5
Deposit intangible expenses	485	221	264	119.5
Other operating	1,976	1,163	813	69.9
Total noninterest expenses	$28,218	$17,509	$10,709	61.2%
Noninterest expenses as a percentage of average assets (annualized)	3.94%	3.76%

The increase in salaries and employee benefits was primarily due the increase of 107 full-time equivalent employees (“FTE’s”) or a 51.9% from the prior year related to our acquisition activity.

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

During 2010, we recorded gains on the sale of OREO.  These gains related to the disposition of several properties we acquired in our FDIC-assisted acquisition of Tattnall Bank.   During 2011, we recorded losses on sales and write-downs of OREO primarily driven by one Atlanta development property which accounted for $623,000 of the write-downs.  We expect elevated OREO costs to continue as long as problem assets remain at elevated levels.

The increase in other operating expenses was due to a $263,000 increase in amortization of deposit intangibles due to our acquisition activity and smaller increases for most categories associated with the growth in FTE’s.

Income Tax Expense.  For the quarter ended September 30, 2011, we recorded tax expense of $786,000 compared to a tax benefit of $702,000 during the same period in 2010.  For the nine months ended September 30, 2011, we recorded tax expense of $1.2 million compared to a tax benefit of $636,000  for the same period in 2010.   Our effective tax rate was 32.5% for the first nine months in 2011 compared to 418.4% for the first nine months of 2010 which reflected an adjustment to the income tax calculation for that period.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

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

Liquidity management involves the matching of cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company to manage those requirements.  The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest earning assets and interest bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds.Our liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities.  Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds.  On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.

If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our unpledged investment portfolio.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At September 30, 2011, the Bank had total federal funds credit lines with four correspondent banks of $42 million, with no outstanding advances.  The Bank also maintains a credit facility with the FHLB of $240 million with total outstanding advances of $35 million at September 30, 2011.

On February 18, 2011 we acquired Citizens in an FDIC-assisted deal which provided approximately $57.9 million in cash and cash equivalents.  Deposits in the amount of $206.3 million were also assumed.  Of this amount, $23.0 million were non-interest bearing demand deposits and certificates of deposit and interest bearing accounts comprised the remaining $183.3 million.  In accordance with the Agreement we substantially lowered the rate paid on $50.2 million of national or out-of-market deposit accounts that had no identifiable relationship with the Bank.  As anticipated, approximately all of these deposits have left the Bank.

On August 19, 2011 we acquired First Southern in an FDIC-assisted deal which provided approximately $9.8 million in cash and cash equivalents.  Deposits in the amount of $137.2 million were also assumed.  Of this amount, $17.2 million were non-interest bearing demand deposits and certificates of deposit and interest bearing accounts comprised the remaining $120.0 million.  In accordance with the Agreement with the FDIC we substantially lowered the rate paid on $19.3 million of national or out-of-market deposit accounts that had no identifiable relationship with the Bank.  As anticipated, approximately all of these deposits have left the Bank.

The FDIC-assisted acquisitions of Citizens and First Southern had a significant impact upon our liquidity position, initially increasing our excess liquidity.  These excess liquidity balances were managed downward through the anticipated run-off of higher costing national or out-of-market deposit accounts and the repayment of an FHLB advance following the Citizens acquisition.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At September 30, 2011, total deposits increased $365.9 million, or 40.7%, to $900.1 million primarily driven from the Citizens and First Southern acquisitions.  Excluding Citizens and First Southern non-interest bearing deposits decreased $200,000, or 0.4%, to $44.8 million at September 30, 2011 as compared to the balance at September 30, 2010 and interest-bearing deposits increased $22.6 million, or 4.6%, to $512.1 million at September 30, 2011 as compared to the balance at September 30, 2010.  Federal funds purchased and securities sold under agreements to repurchase increased $3.7 million, or 1.1%, to $36.1 million at September 30, 2011 as compared to the balance at September 30, 2010.  Also FHLB advances decreased $27.5 million, or 44.0%, to $35 million at September 30, 2011 as compared to the balance at September 30, 2010.

The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Asset/ Liability Management Committee (“ALCO”) and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2011, were considered satisfactory.  At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds.  The Company is aware of no events or trends likely to result in a negative material change in liquidity.

The consolidated statement of cash flows for the nine months ended September 30, 2011 and 2010, detail cash flows from operating, investing and financing activities.  For the nine months ended September 30, 2011, net cash provided by investing activities was $3.5 million offset by net cash used in financing activities of $8.8 million   and operating activities of $244,000 resulting in a net decrease in cash during the three month period of $5.5 million.

Index

Regulatory Capital Ratios for the Company and HeritageBank of the South at September 30, 2011

The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities.  The following table reflects the Company’s and the Bank’s compliance at September 30, 2011, with regulatory capital requirements.  These calculations are based on total risk weighted assets of $551.3 million consolidated and $526.0 million for the Bank as of September 30, 2011, and average total assets of $1.0 billion consolidated and $1.0 billion for the Bank for the three months ended September 30, 2011.  These consolidated capital ratios are based on the capital requirements for bank holding companies issued by the Board of Governors of the Federal Reserve System.  As a holding company formerly regulated by the Office of Thrift Supervision, we are not currently subject to these capital requirements.  However, the Georgia Department of Banking and Finance, by policy, requires the Bank to maintain 4% of Tier 1 capital to average total assets of the Federal Reserve Requirements included in the table.

	Actual		For Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets
Consolidated	$123,625	22.4%	$44,100	8.0%	N/A
HeritageBank of the South	98,116	18.7%	42,083	8.0%	$52,604	10.0%

Tier I Capital to Risk Weighted Assets
Consolidated	117,045	21.2%	22,050	4.0%	N/A
HeritageBank of the South	91,529	17.4%	21,042	4.0%	31,563	6.0%

Tier I Capital to Average Total Assets
Consolidated	117,045	11.3%	41,551	4.0%	N/A
HeritageBank of the South	91,529	8.9%	41,107	4.0%	51,385	5.0%

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

To manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to understand, measure, monitor, and control the risk.  These policies are designed to allow us to implement strategies to minimize the effects of interest rate changes to net income and capital position by properly matching the maturities and repricing terms of our interest earning assets and interest bearing liabilities.  These policies are implemented by the ALCO, which is composed of senior management members.  The ALCO establishes guidelines for and monitors the volume and mix of assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity requirements.  The objectives are to manage assets and funding sources to produce results that limit negative changes in net income and capital while supporting liquidity, capital adequacy, growth, risk and profitability goals.  Senior managers oversee the process on a daily basis.  The ALCO meets monthly to review, among other things, economic conditions and interest rate outlook, current and projected needs and capital position, anticipated changes in the volume and mix of assets and liabilities, interest rate risk exposure, liquidity position and net portfolio present value.  The committee also recommends strategy changes, as appropriate, based on their review.  The committee is responsible for reviewing and reporting the effects of the policy implementations and strategies to the board of directors on a quarterly basis.

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	Limiting the percentage of long-term fixed-rate loans within our portfolio;

•	Originating a mix of variable-rate and shorter term fixed-rate loans;

•	Originating prime-based home equity lines of credit;

•	Managing deposit relationships for stability and a lower cost of funds position;

•	Continuing the origination of consumer loans.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset and Liability Management and Market Risk (Continued)

The ALCO has oversight over the asset-liability management of the Company.  This committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net income and the market value of portfolio equity.  Market value of portfolio equity is a measurement of the value of the balance sheet at a fixed point in time.  It is summarized as the fair value of assets less the fair value of liabilities.  The committee reviews computations of the value of capital at current interest rates and alternative interest rates.  The variance in the net portfolio value between current interest rate computations and alternative rate computations represents the potential impact on capital if rates were to change.

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

The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates.  The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings.  The analysis of the impact on net interest income over a twelve-month period is subjected to a shock in interest rates of 100, 200, 300, and 400 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis.  We also monitor regulatory required interest rate risk analysis which simulates more dramatic changes to rates.

The Company’s strategy is to mitigate interest risk to the greatest extent possible. Based on our analysis of the Company’s overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk.  These strategies aim to achieve neutrality to interest rate risk.  Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates.  As of September 30, 2011, a drop in interest rates would increase our net interest income, also known as being "liability sensitive" and an increase in rates would also increase our net interest income, also known as being “asset sensitive”.  The asset sensitivity position was driven by an increase in FRB balances having immediate repricing characteristics, and the decision to start booking loans without interest rate floors.  Booking loans without floors lowers the interest that we otherwise would collect with floors; however, due to the absence of floors, these loans will reprice when rates rise.  We feel the level of interest rate risk is at an acceptable level, and is within our internal policy limits.

The ALCO monitors and analyzes interest rate risk.  This committee is comprised of members of senior management and meets on a monthly basis and reviews the simulations listed above, as well as other interest rate risk reports.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table sets forth the distribution of the repricing of our earning assets and interest-bearing liabilities as of September 30, 2011, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	September 30, 2011
	Maturing or Repricing Within
	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
	(Dollars in thousands)

Earning assets:
Short-term assets	$130,903	$-	$-	$-	$130,903
Investment securities	20,441	40,110	100,101	57,732	218,384
Loans held for sale	5,538	-	-	-	5,538
Loans including gross covered	115,822	117,590	264,227	63,302	560,941
	272,704	157,700	364,328	121,034	915,766

Interest-bearing liabilities:
Interest-bearing demand deposits	(153,520)	-	-	-	(153,520)
Savings and money market	(313,796)	-	-	-	(313,796)
Time deposits	(64,229)	(133,312)	(145,027)	(5,503)	(348,071)
Other borrowings	(36,118)	-	-	-	(36,118)
Federal Home Loan Bank advances	-	-	(10,000)	(25,000)	(35,000)
	(567,663)	(133,312)	(155,027)	(30,503)	(886,505)

Interest rate sensitivity gap	$(294,959)	$24,388	$209,301	$90,531	$29,261
Cumulative interest rate sensitivity gap	$(294,959)	$(270,571)	$(61,270)	$29,261
Interest rate sensitivity gap ratio	(0.48)	(1.18)	(2.35)	(3.97)
Cumulative interest rate sensitivity gap ratio	(0.48)	(0.61)	(0.93)	(1.03)

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table shows the results of our projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for an immediate change or “shock” in market interest rates over a twelve month period.  Due to the historically low level of interest rates, we do not believe downward shocks greater than 100 basis points are relevant.  In addition, due to the historically low interest rate environment, there is concern that we may see a dramatic increase in interest rates at some point.  To address this concern, we increased our upward interest rate shocks to include a shock of 400 basis points.

Effect
Market	on Net
Rate	Interest
Change	Income

+400	8.7%
+300	4.5%
+200	1.4%
+100	3.0%
-100	1.5%

ITEM 4.	CONTROLS AND PROCEDURES

(a)                    Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) under the Securities Exchange Act (the “Exchange Act”)) as of September 30, 2011, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 45-day period preceding the filing date of this quarterly report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective in ensuring that the information required to disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including its Chief Executive Officer and Chief Financial Officer) in a timely manner; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

b)                     Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities during the quarter ended September 30, 2011.

On July 25, 2011, the Company announced that in connection with the 2011 Equity Incentive Plan that a new stock repurchase program was authorized where the Company may repurchase during the coming year up to 163,852 shares, or 2% of its currently outstanding publicly held shares of common stock.  As of September 30, 2011, the Company had purchased 116,833 shares at a weighted average price of $11.15 per share under the plan for a total of $1.3 million.  As of September 30, 2011, the Company had 47,019 remaining shares that may be purchased under the current authorization.  The repurchases may be made from time to time in open-market or negotiated transactions as deemed appropriate by the Company and will depend on market conditions.

	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July	-	$-	-	163,852
August	88,833	$11.20	88,833	75,019
September	28,000	$11.00	28,000	47,019
Total	116,833	$$11.15	116,833	47,019

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

Index

ITEM 6.	EXHIBITS

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.1	Plan of Conversion and Reorganization of Heritage MHC	a
2.2	Form of Agreement and Plan of Merger by and among Heritage Financial Group, Heritage MHC and Heritage Financial Group, Inc.	a
3.1	Articles of Incorporation of Heritage Financial Group, Inc.	a
3.2	Bylaws of Heritage Financial Group, Inc.	a
4	Form of Heritage Financial Group, Inc. Common Stock Certificate	a
10.1	Employment Agreement between O. Leonard Dorminey and HeritageBank
10.2	Employment Agreement between O. Leonard Dorminey and Heritage Financial Group, Inc.
10.3	Employment Agreement between Carol W. Slappey and HeritageBank	b
10.4	Deferred Compensation and Excess/Matching Contribution Plans	b
10.5	Supplemental Executive Retirement Plan	b
10.6	Directors’ Retirement Plan	b
10.7	Employee Stock Ownership Plan	b
10.8	Purchase and Assumption Agreement dated September 1, 2009, between HeritageBank of the South and Atlantic Coast Federal Bank	c
10.9	Definitive Whole-bank Purchase and Assumption Agreement dated December 4, 2009, between HeritageBank of the South and the Federal Deposit Insurance Corporation	d
10.10	Purchase and Assumption Agreement dated February 23, 2010, between HeritageBank of the South and The Park Avenue Bank	e
10.11	Employment Agreement between T. Heath Fountain and HeritageBank	f
10.12	Employment Agreement between O. Mitchell Smith and HeritageBank	f
10.13	Definitive Whole-bank Purchase and Assumption Agreement dated February 18, 2011, between HeritageBank of the South and the Federal Deposit Insurance Corporation	h
10.14	Employment Agreement between David Durland and HeritageBank	j
10.15	Heritage Financial Group, Inc 2011 Equity Incentive Plan	i
10.16	Awards made to directors and executive officers under the Heritage Financial Group, Inc. 2011 Incentive Plan on July 1, 201 and the forms and agreement in Exhibit 10.17.	k
10.17
Forms of agreements for stock options (including incentive stock options), stock apprection rights, restricted stock and restricted share units under the Heritage Financial Group, Inc. 2011 Equity Incentive Plan.
k
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
101
Financial Statements from the Heritage financial Group, Inc Form 10Q for the quarter ended September 30, 2011, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Balance Sheets; (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders Equity, (v) Consolidated Statements of Cash Flows, and (vi) Condensed Notes to Consolidated Financial Statements, as follows:

101.INS	XBRL Instance Document	101.INS
101.SCH	XBRL Taxonomy Extension Schema Document	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101.DEF
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE

Index

ITEM 6.	EXHIBITS (Continued)

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

a	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-123581) filed on June 22, 2010.
b	Filed as an exhibit to the Registration Statement of Heritage Financial Group on Form SB-2 (File No. 333-123581)filed on March 25, 2005.
c	Included as an exhibit to the Form 8-K filed by Heritage Financial Group with the SEC on September 2, 2009.
d	Included as an exhibit to the Form 8-K filed by Heritage Financial Group with the SEC on December 8, 2009.
e	Included as an exhibit to the Form 8-K filed by Heritage Financial Group with the SEC on February 25, 2010.
f	Filed as an exhibit to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-123581) filed on August 9, 2010.
h	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on February 24, 2011.
i	Included as an exhibit to the Registration Statement on Form S-8 (File No. 333-175154)
j	Included as an exhibit to the Form 8-K filed by Heritage Financial Group with the SEC on April 21, 2011.
k	Included as an exhibit to the Form 10-Q filed by heritage Financial Group, Inc with the SEC on August 15, 2011.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP, INC.

Date: November 14, 2011	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President and Chief Executive Officer

Date: November 14, 2011	By:	/s/ T. Heath Fountain
T. Heath Fountain
Executive Vice President,
Chief Administrative Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)