Form 10-K
period 2011-12-31
Heritage Financial Group Inc
filed 2012-03-15
CIK 1493491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

Commission File Number 000-51305
Heritage Financial Group, Inc.
(Exact name of registrant as specified in its charter)

Maryland	38-3814230
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

721 N. Westover Blvd., Albany, GA	31707
(Address of principal executive officers)	(Zip Code)

Registrant’s telephone number, including area code: 229-420-0000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered
Common Stock, Par Value $0.01 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $95.3 million, computed by reference to the last sales price for the registrant’s common stock on Nasdaq Global Market on that date.

As of March 15, 2012, there were 8,668,752 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders.

PART I

Item 1.   Business

General

Heritage Financial Group, Inc., a Maryland corporation (“Heritage” or the “Company”), is the holding company of its wholly-owned subsidiary, HeritageBank of the South, a Georgia savings bank (“HeritageBank” or the “Bank”).

During 2011, we made two assisted transactions under loss-share agreements with the Federal Deposit Insurance Corporation (“FDIC”), which significantly increased our asset size and deposit base and increased our central eastern Georgia market presence in and around the Savannah and the Statesboro markets.  On February 18, 2011, we acquired Citizens Bank of Effingham headquartered in Springfield, Georgia with $139 million in loans and $206 million in deposits, and on August 19, 2011, we acquired First Southern National Bank headquartered in Statesboro, Georgia with $108 million in loans and $137 million in deposits.  We also expanded our Georgia footprint in 2011 by opening mortgage production offices in Alpharetta, Gainesville, LaGrange and Macon.

The Company was formed by its federally chartered predecessor, Heritage Financial Group (the “Predecessor”) in connection with a second-step conversion and public offering conducted in the latter half of 2010, in which the Predecessor merged into the Company and converted from a mutual holding company structure to a stock holding company structure (“Conversion”).  In that merger, each public share of common stock of the Predecessor was exchanged for 0.8377 shares of the Company’s common stock.  Prior period shares and per share data, including dividends per share, included in the Form 10-K have been adjusted to reflect the 0.8377 exchange ratio.  The words “we,” “our” and “us” in this Form 10-K refer to Heritage and HeritageBank on a consolidated basis and for periods prior to the closing of the second-step conversion on November 30, 2010, to the Predecessor and HeritageBank on a consolidated basis, unless indicated otherwise herein.

At December 31, 2011, we had total assets of $1.1 billion, loans of $560.6 million, deposits of $884.2 million and stockholders’ equity of $124.1 million.  Our executive offices are located at 721 N. Westover Boulevard, Albany, Georgia 31707.  Our common stock is traded on the Nasdaq Global Market under the symbol “HBOS.”  For more information about our business, see Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operation – General.

Forward-Looking Statements

This Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those anticipated in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “predict,” “should,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to those described below under “Risk Factors.”

Market Area

We intend to continue to be a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.  We are headquartered in Albany, Georgia.  At December 31, 2011, we primarily served southern Georgia through offices in the Albany Metropolitan Statistical Area (“MSA”), Statesboro MSA, Savannah MSA, Valdosta MSA, Appling County (Baxley), Cook County (Adel), Jeff Davis County (Hazlehurst) and Tattnall County (Reidsville and Collins) and north central Florida through offices in the Ocala MSA and Lake City MSA.  We occasionally make loans beyond our market area to meet customer needs and to develop new business.

The following table sets forth our deposit market share, including acquisitions, as of June 30, 2011, based on the most recent data available from the FDIC.

Market Area	Market Share	Market Share Rank	Institutions in Market

Albany, Georgia MSA	16.1%	1	16
Statesboro, Georgia MSA	20.8	3	8
Savannah, Georgia MSA	2.9	9	23
Valdosta, Georgia MSA	0.8	17	21
Adel, Georgia	21.6	2	5
Baxley, Georgia	10.8	5	5
Hazlehurst, Georgia	19.6	1	4
Tattnall County, Georgia	11.7	4	5
Ocala, Florida MSA	1.2	16	22
Lake City, Florida MSA	5.3	6	7

Information regarding the local economy, major employers, unemployment levels and recent and projected population growth in our 10 market areas is provided below.  (The unemployment and demographic (population) data was obtained from the website of SNL Financial at www.snl.com.  SNL Financial is a provider of news, financial data and analysis on the banking business.)  Overall, these 10 market areas are experiencing higher unemployment levels than the nation or their respective states.  As of December 2011, the national unemployment rate was 8.5%, and the rates in Georgia and Florida were 9.4% and 9.7%, respectively.  However, the average unemployment rates for December 2011 in our eight Georgia market areas and our two Florida market areas were 10.3% and 10.6%, respectively.  Our eight Georgia market areas experienced average population growth of 9.8% from 2000 to 2010 and are expected to experience average population growth of 3.8% over the next five years.  Our two Florida market areas experienced average population growth of 28.6% from 2000 to 2010 and are expected to experience average population growth in our market areas of 8.6% over the next four years.

Southwest Georgia Market - Albany MSA.  The Albany MSA was historically based on manufacturing and agriculture, but it has become more service-oriented in the last two decades.  Median household income and per capita income are below the state and national averages, reflecting the rural nature of the market and limited availability of high paying white collar and technical jobs.  As of December 2011, the market area reported an unemployment rate of 9.9%, compared with 13.7% for the same period in the prior year and 8.5% for the national average.  Major employers in the MSA include the Marine Corps Logistic Base, Phoebe Putney Memorial Hospital, Procter & Gamble, Teleperformance USA, Albany State University, Darton College, and MillerCoors Brewing Company.  This MSA has a population of approximately 165,000.  Population growth in this area has remained relatively flat, with a 4.6% growth from 2000 to 2010.  Over the next four years, the population is expected to grow 1.5%.

South Central Georgia Market – Valdosta MSA.  The Valdosta MSA is a traditional manufacturing and agriculture economy that has become more service-oriented in the last 20 years.  Median household income levels are below the state and national averages, reflecting the rural economy and limited availability of higher paying white collar and technology jobs.  As of December 2011, the market area reported an unemployment rate of 8.6%, compared with 9.4% for the same period in the prior year and 8.5% for the national average.  Major employers in the area include Moody Air Force Base, with approximately 6,000 personnel.  Other major employers include South Georgia Medical Center, Lowe’s Home Centers, and Conversys Corporation.  Valdosta is a regional hub for communities in south central Georgia.  This market has a population of approximately 135,000.  Population growth has been steady, growing 13.3% from 2000 to 2010, and is expected to grow by 5.2% over the next four years.  A major reason for growth in this area has been Valdosta State University, which has approximately 12,000 full-time students.

Southeast Georgia Market – Statesboro MSA.  The Statesboro MSA is a service-based economy.  Median and household income levels are below the state and national averages.  As of December 2011, the market area reported an unemployment rate of 10.0%, compared with 12.1% for the same period in the prior year and 8.5% for the national average.  Major employers in the area include Georgia Southern University, Briggs & Stratton Corp., East Georgia Regional Medical Center and Viracon Georgia, Inc.  Statesboro is a regional retail hub for many small communities in southeast Georgia.  This market has a population of approximately 68,000.  Population growth has been steady, growing 21.8% from 2000 to 2010, and is expected to grow by 7.3% over the next four years.  A major driver of growth for this area has been Georgia Southern University, which has approximately 18,000 full-time students.

Southeast Georgia Market – Savannah MSA.  The Savannah MSA is a five-tiered economy consisting of manufacturing, the port and transportation, tourism, the military, and miscellaneous and other businesses such as health care.  Median and household income levels are below the state and national averages.  As of December 2011, the market area reported an unemployment rate of 8.8%, compared with 8.9% for the same period in the prior year and 8.5% for the national average.  Major employers in the area include Gulfstream Aerospace, International Paper, Georgia Pacific Savannah River Site, Memorial Health, and Fort Stewart Hunter Army Airfield.  The transportation industry, centered on the Port of Savannah, is a vital element of the economy and is the fifth largest container port in the country, handling more than 2.1 million container units in 2010 and shipping to more than 150 countries around the world.  This MSA has a population of approximately 347,000.  Population growth has been steady, growing 18.3% from 2000 to 2010, and is expected to grow by 7.6% over the next four years.

Southwest Georgia Market – Adel/Cook County.  The Adel/Cook County market is based primarily on agriculture and manufacturing.  Median and household income levels are below the state and national averages.  As of December 2011, the market area reported an unemployment rate of 11.9%, compared with 13.1% for the same period in the prior year and 8.5% for the national average.  Major employers in the area include BASF Sparks LLC, Jimmy Bullard and Sons, and J-M Manufacturing Co.  The market has a population of approximately 17,000.  Population growth has been relatively flat, with growth of 5.9% from 2000 to 2010.  The population is expected to grow 1.4% over the next four years.

Southeast Georgia Market - Baxley/Appling County.  The Baxley/Appling County market is a service- based economy, with strong roots in manufacturing and agriculture.  Median and household income are below the state and national averages.  As of December 2011, the market area reported an unemployment rate of 10.5%, compared with 10.0% for the same period in the prior year and 8.5% for the national average. Major employers in the area include Southern Nuclear Operating Co., Altamaha Homecare and Rayonier Wood Products.  The market has a population of approximately 18,000.  Population growth has been relatively flat, with a 3.5% growth rate from 2000 to 2010.  The population is expected to grow 2.1% over the next four years.

Southeast Georgia Market – Hazlehurst/Jeff Davis County.  The Hazlehurst/Jeff Davis County market is a service-based economy, with strong roots in manufacturing and agriculture.  Median and household income levels are below that state and national averages.  As of December 2011, the market area reported an unemployment rate of 13.3%, compared with 14.2% for the same period in the prior year and 8.5% for the national average.  Major employers in the area include Propex Inc., McPherson Manufacturing Corp. and Beasley Forest Products.  The market has a population of approximately 13,000.  Population growth has been relatively flat, with growth of 5.8% from 2000 to 2010.  The population is expected to grow 3.2% over the next four years.

Southeast Georgia Market - Tattnall County.  The Tattnall County market is largely based on agriculture.  Median and household income are below the state and national averages.  As of December 2011, the market area reported an unemployment rate of 9.2%, compared with 10.1% for the same period in the prior year and 8.5% for the national average. Major employers in the market include Fries Farms and Tattnall State Prison.   This market has a population of approximately 24,000.  Population growth in this area has remained relatively flat, with a 5.4% growth from 2000 to 2010.  Over the next four years, the population is expected to grow 2.3%.

North Central Florida Market - Ocala Metropolitan Statistic Area.  The Ocala MSA is a service based economy.  The area is known for its world-class equestrian training facilities and its booming retirement communities.  Median household income and per capita income are below the state and national averages.  However, due to the large retirement population, much more of the income is disposable in nature compared to other markets.  As of December 2011, the market area reported an unemployment rate of 11.6%, compared with 15.7% for the same period in the prior year and 8.5% for the national average.  Major employers in the area include Monroe Regional Medical Centers, Wal-Mart Stores, AT&T, Publix Supermarkets, Emergency One, Lockheed Martin, ClosetMaid, and Central Florida Community College.  This MSA has a population of approximately 344,000, and has experienced growth of 32.8% from 2000 to 2010.   Over the next four years, the population is expected to grow 9.1%.

North Central Florida Market - Lake City Metropolitan Statistic Area.  The Lake City MSA is service-based.  Median household income and per capita income are below the state and national averages.  As of December 2011, the market area reported an unemployment rate of 9.9%, compared with 13.7% for the same period in the prior year and 8.5% for the national average.  Major employers in the area include the Veterans Administration Medical Center, TIMCO and Sitel.  This MSA has a population of approximately 70,000, and has experienced growth of 24.5% from 2000 to 2010.  Over the next four years, the population is expected to grow 8.0%.

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

Available Information

Heritage maintains a website at www.eheritagebank.com.  The Company currently makes available on or through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to these reports, and all other Securities and Exchange Commission (“SEC”) filings. These materials are also available free of charge on the Securities and Exchange Commission's website at www.sec.gov.

Lending Activities

The following table presents information concerning the composition of HeritageBank's loan portfolio in dollar amounts and in percentages (before deductions for allowances for losses) as of the dates indicated.

	December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial Real Estate
Non residential	$138,970	24.79%	$110,079	26.27%	$71,158	21.30%	$52,477	17.35%	$41,630	13.66%
Multifamily	15,797	2.82	13,598	3.25	12,135	3.63	10,719	3.54	12,297	4.04
Farmland	17,921	3.20	12,339	2.94	9,013	2.70	5,744	1.90	4,818	1.58
Total	172,688	30.80	136,016	32.46	92,306	27.63	68,940	22.79	58,745	19.28

Construction and land	26,804	4.78	24,522	5.85	28,385	8.49	43,297	14.31	51,308	16.84

Consumer Real Estate
Mortgage loans, 1-4 families	129,745	23.14	131,293	31.34	87,469	26.18	79,727	26.36	74,752	24.54
Home equity	26,154	4.67	26,091	6.23	18,778	5.62	18,344	6.06	17,257	5.66
Total	155,899	27.81	157,384	37.57	106,247	31.80	98,071	32.42	92,009	30.20

Commercial and industrial loans	55,179	9.84	52,589	12.55	45,837	13.72	42,838	14.17	44,922	14.74
Consumer and other loans	23,872	4.26	27,115	6.47	36,943	11.06	49,342	16.31	57,689	18.94

Loans acquired through
FDIC-assisted transactions
Non-Covered	18,721	3.34	21,371	5.10	24,420	7.30	-	-	-	-
Covered	107,457	19.17	-	-	-	-	-	-	-	-
Total	126,178	22.51	21,371	5.10	24,420	7.30	-	-	-	-

Total loans	560,620	100.00%	418,997	100.00%	334,138	100.00%	302,488	100.00%	304,673	100.00%
Less allowance for loan losses	7,494		8,101		6,060		4,951		4,416
Total loans, net	$553,126		$410,896		$328,078		$297,537		$300,257

The following table shows the composition of HeritageBank's loan portfolio by fixed- and adjustable-rates at the dates indicated.

	December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-Rate Loans:
Real Estate
Consumer real estate	$117,336	20.93%	$102,626	24.49%	$98,462	29.47%	$72,353	23.92%	$69,841	22.92%
Multi-family	12,340	2.20	10,190	2.43	6,455	1.93	5,210	1.72	7,178	2.36
Nonresidential	113,761	20.29	77,033	18.39	58,419	17.48	42,084	13.91	32,634	10.71
Farmland	14,534	2.59	8,086	1.93	4,789	1.43	2,174	0.72	3,337	1.10
Construction and land	20,799	3.71	12,966	3.09	8,752	2.62	8,426	2.79	13,903	4.56
Total real estate loans	278,770	49.73	210,901	50.33	176,877	52.93	130,247	43.06	126,893	41.65
Consumer and other loans	19,953	3.56	20,021	4.78	21,992	6.58	45,168	14.93	53,618	17.60
Commercial and industrial loans	28,523	5.09	21,964	5.24	18,997	5.69	14,218	4.70	16,482	5.41
Total fixed-rate loans	327,246	58.37	252,886	60.35	217,866	65.20	189,633	62.69	196,993	64.66

Adjustable-Rate Loans:
Real Estate
Consumer real estate	38,563	6.88	8,335	1.99	7,785	2.33	7,374	2.44	4,911	1.61
Multifamily	3,457	0.62	580	0.14	5,680	1.70	5,509	1.82	5,119	1.68
Nonresidential	25,209	4.50	20,449	4.88	12,739	3.81	10,393	3.44	8,996	2.95
Farmland	3,387	0.60	3,689	0.88	4,224	1.27	3,569	1.18	1,481	0.49
Construction and land	6,005	1.07	9,460	2.26	19,633	5.88	34,871	11.53	37,405	12.28
Total real estate loans	76,621	13.67	45,513	10.15	50,061	14.99	61,716	20.41	57,912	19.01
Consumer and other loans	3,919	0.70	21,892	5.22	14,951	4.48	22,518	7.44	21,328	7.00
Commercial and industrial loans	26,656	4.75	28,231	6.74	26,840	8.03	28,621	9.46	28,440	9.33
Total adjustable-rate loans	107,196	19.12	92,636	22.11	91,852	27.50	112,855	37.31	107,680	35.34
	434,442	77.49	345,522	82.46	309,718	92.70	302,488	100.00	304,673	100.00

Loans acquired through
FDIC-assisted transactions
Non-Covered	18,721	3.34	21,371	5.10	24,420	7.30	-	-	-	-
Covered	107,457	19.17	-	-	-	-	-	-	-	-
Total	126,178	22.51	21,371	5.10	24,420	7.30	-	-	-	-
Total loans	560,620	100.00%	418,997	100.00%	334,138	100.00%	302,488	100.00%	304,673	100.00%
Less allowance for loan losses	7,494		8,101		6,060		4,951		4,416
Total loans, net	553,126		410,896		$328,078		$297,537		$300,257

The following schedule illustrates the contractual maturity of HeritageBank's loan portfolio at December 31, 2011, excluding purchased loans.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Consumer and Commercial Real Estate		Construction and land		Consumer and Other		Commercial and Industrial		Total
Due During Years Ending December 31, 2011	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2012(1)	$59,667	5.93%	$18,756	5.45%	$7,018	7.88%	28,909	5.04%	$114,350	5.67%
2013	53,207	5.62	1,678	5.61	4,829	8.28	7,380	5.31	67,094	5.78
2014	39,097	5.66	1,716	6.33	4,688	7.37	3,270	5.86	48,771	5.87
2015 to 2016	51,297	5.70	2,531	5.76	4,370	6.01	8,092	5.28	66,290	5.67
2017 to 2021	61,707	5.24	341	6.53	2,799	7.04	7,528	4.56	72,375	5.25
2022 to 2026	24,488	4.89	1,363	4.83	56	7.15	-	-	25,907	4.89
2027 and following	39,124	5.11	419	5.40	112	8.64	-	-	39,655	5.13
Total	$328,587	5.51	$26,804	5.52	23,872	7.34	55,179	5.09	434,442	5.54

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

Lending authority.  The Board of Directors has established lending authorities for its officers.   Based on individual experience, Market Presidents and Commercial Lenders have established lending authorities up to $500,000, Consumer and Mortgage Lenders have lending authorities up to $100,000.   Regional Managers and Regional Presidents may make and approve secured loans up to $1.0 million.  Regional Credit Officers may approve secured loans up to $1.5 million.  The Chief Banking Officer’s lending authority covers loans and relationships up to $2.0 million.  The Chief Executive Officer and the Chief Credit Officer may approve loans and relationships up to $5.0 million.  These higher lending authorities are granted in conjunction with the written recommendations and analysis of the commercial managers, regional presidents and regional credit officers.   Relationships and exposures that exceed $5.0 million must be approved by the Board of Directors.

We are subject to lending limits established under Georgia law for loans to one borrower and the borrower's related entities.  See “How We Are Regulated - HeritageBank - Georgia Regulation.”  Based on our capital level at December 31, 2011, the maximum amount under Georgia law that we could loan to any one borrower and the borrower's related entities was $20.6 million for fully secured loans (including loans secured by real estate for which we have an independent appraisal) and $12.4 million for all other loans.  Internally, we have set a limit of $5.0 million for all loans to any one borrower and the borrower’s related entities.  This internal limit may be exceeded with the approval of the Board of Directors.

Major loan customers.  Our ten largest lending relationships, excluding loans acquired through FDIC-assisted transactions, are with commercial borrowers and total $53.3 million in the aggregate, or 9.0% of our $560.6 million loan portfolio at December 31, 2011.  These relationships consist of $6.8 million  to a specialty chemical business and their related interests in southwest Georgia; $6.2 million to a nursing home secured by real estate located in southwest Georgia; $6.2 million for a finance company secured by accounts receivable and real estate in southwest Georgia; $5.5 million  for the permanent financing of a hotel in north central Florida; $5.0 million secured by real estate in north central Florida; $5.0 million to a retail pharmacy business secured by inventory and real estate located primarily in southwest Georgia; $4.9 million  secured primarily by multifamily and residential rental real estate in southwest Georgia; $4.6 million to a franchise restaurant chain in north central Florida; $4.6 million to a restaurant in southwest Georgia; and $4.5 million secured primarily by multifamily and residential rental real estate in southwest Georgia.  As of the date of this filing, these major customer relationships were performing and rated as pass credits.

For further information on credit quality, see the discussion under the headings Item 1 - Asset Quality -- Delinquent Loans and -- Classified Assets and see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Consumer Real Estate Lending.  We originate loans secured by first mortgages on one- to four-family residences, including home equity lines of credit, in our lending area, and on occasion, outside our lending area for customers whose primary residences are within our lending area.  The majority of these loans are originated by us and sold to other lenders.  At December 31, 2011, we had $155.9 million, or 27.81% of gross loans, in consumer residential loans, of which $117.3 million were fixed-rate loans and $38.6 million were adjustable rate loans.

Our home equity lines of credit totaled $26.2 million and accounted for 4.7% of gross loans at December 31, 2011.  These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan.  Home equity lines of credit generally have a 15-year draw period and require the payment of 1.5% of the outstanding loan balance per month during the draw period, which may be reborrowed at any time during the draw period.  We also offer a 15-year home equity line of credit that requires interest-only payments for the first five years, then fully amortizing payments over the remaining 10 years of the loan.  At December 31, 2011, unfunded commitments on home equity lines of credit totaled $15.7 million.  Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

We generally underwrite our one- to four-family owner-occupied loans based on the applicant's employment and credit history and the appraised value of the subject property.  Presently, we lend up to 90% of the lesser of the appraised value or purchase price for one- to four-family residential loans.  Properties securing our one- to four-family loans are appraised by independent fee appraisers approved by the Board of Directors.  We require our borrowers to obtain title insurance, hazard insurance and, if necessary, flood insurance.  We currently originate one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates.  Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our internal needs.  Fixed-rate loans generally have a 15- to 30-year term.

Adjustable-rate mortgage, or ARM, loans are generally offered with annual repricing with a maximum annual rate change of 1% and maximum overall rate change of 4%.  We use a variety of indices to reprice our ARM loans.  Our ARM loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment of the interest rate over the rate in effect on the date of origination.  As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds.  Our ARM loans are written using generally accepted underwriting guidelines.  ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment rise, increasing the potential for default.  We do not offer initial discounted rates or “teaser” rates on adjustable-rate mortgage loans.  Our real estate loans contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the collateral.

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

Commercial Real Estate Lending.  We offer a variety of multifamily, nonresidential, and farmland real estate loans.  These loans are secured primarily by multifamily dwellings, retail establishments, hotels, motels, warehouses, small office buildings, farmland, and other properties located in our market areas.  At December 31, 2011, commercial real estate totaled $172.7 million, or 30.8% of gross loans. Nonresidential real estate totaled $139.0 million, or 24.8% of gross loans, and multifamily real estate totaled $15.8 million, or 2.82% of gross loans as December 31, 2011.

Nonresidential and multifamily loans are originated with either a fixed or adjustable interest rate over various terms and structures.  The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower.  Loan-to-value ratios on our nonresidential and multifamily real estate loans typically do not exceed 80% of the appraised value of the property securing the loan.  Loans secured by nonresidential and multifamily real estate are underwritten based on the income producing potential of the property and the financial strength of the borrower.  The net operating income, which is the income derived from the operation of the property less all operating expenses, must be sufficient to cover the payments related to the outstanding debt.  We generally require personal guarantees of the borrowers and an assignment of rents or leases in order to be assured that the cash flow from the project will be used to repay the debt.  Appraisals on properties securing nonresidential and multifamily real estate loans are performed by independent state certified or licensed fee appraisers approved by the board of directors, with a second independent appraisal review performed if the loan exceeds $500,000.

We generally do not maintain a tax or insurance escrow account for loans secured by nonresidential and multifamily real estate.  In order to monitor the adequacy of cash flows on income-producing properties, the borrower is generally required to provide periodic financial information.

Loans secured by nonresidential and multifamily real estate properties generally involve a greater degree of credit risk than single family residential mortgage loans.  These loans typically involve large balances to single borrowers or groups of related borrowers.  Because payments on loans secured by nonresidential and multifamily real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired.

Our loans secured by farmland totaled $17.9 million, or 3.2% of gross loans, and are originated with either a fixed or adjustable interest rate over a three-or five-year term with a balloon payment generally based on a 15-year amortization.  The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower.  Loan-to-value ratios on our farmland loans typically do not exceed 80% of the appraised value of the property securing the loan.  Farmland loans are underwritten based on the income-producing potential of the property and the financial strength of the borrower.  In order to monitor the adequacy of cash flows from farm operations, the borrower is required to provide periodic financial information.

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

Construction and Land Lending.  Our construction loan portfolio consists of loans for the construction of one- to four-family residences, multifamily residences and commercial properties.  Construction lending generally affords us an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees.  In addition, construction loans are generally made with adjustable rates of interest for six- to nine-month terms, with interest-only payments due during the construction period.  At December 31, 2011, we had $26.8 million in construction loans outstanding, representing 4.8% of gross loans.

Construction loans also involve additional risks because funds are advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction.  Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, and the related loan-to-value ratios.  We fund our construction loans based on percentage of completion as determined by physical property inspections.  Acquisition and development loans are required to be paid down as lots are sold, though on an accelerated basis so that we are repaid before all the lots are sold.  See also the discussion under the headings “Classified Assets” and “Loan Delinquencies and Defaults.”

Commercial and Industrial Lending.  At December 31, 2011, commercial business loans totaled $55.2 million or 9.8% of gross loans.  Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment.  Our commercial business lending policy includes credit file documentation and analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of other conditions affecting the borrower.  Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis.

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

Consumer and Other Lending.  We offer a variety of secured consumer loans, new and used auto loans, boat and recreational vehicle loans, and loans secured by deposit accounts. We also offer a limited amount of low dollar, unsecured loans.  We originate our consumer and other loans primarily in our market areas.  At December 31, 2011, our consumer and other loan portfolio totaled $23.9 million, or 4.3% of gross loans.

We originate auto loans on a direct basis and, in very limited circumstances, on an indirect basis.  Auto loans may be written for up to six years and usually have fixed rates of interest.  Loan-to-value ratios are up to 100% of the sales price for new autos and 100% of retail value on used autos, based on valuation from official used car guides.  Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans.

Management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-market selling opportunities.  Consumer loans may entail greater risk than do single family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles and recreational vehicles.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  As a result, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate one- to four-family residential mortgage loans primarily through referrals from real estate agents, builders and from existing customers.  Loan origination fees earned totaled $814,000, $824,000 and $557,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market areas.  Demand is affected by competition and the interest rate environment.  Loans and participations purchased must conform to our underwriting guidelines.  Furthermore, during the past few years, we, like many other financial institutions, experienced significant prepayments on loans due to customer preferences to deleverage since the 2008 economic recession.  In periods of economic uncertainty, the ability of financial institutions, including ours, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, which in turn lowers our interest income.

In addition to the categories of loans originated by us and described above, as of December 31, 2011, $126.2 million, or 22.5% of gross loans, consisted of loans acquired through FDIC-assisted acquisitions, with $107.5 million covered under loss-sharing agreements with the FDIC. Due diligence performed on these loans was limited due to the quick timing required for these transactions; however, the loss-sharing agreements with the FDIC provides coverage for 80% of the covered loan balance, which significantly mitigates the credit risk exposure for these loans.  See Item 8 - Note 4 of the Notes to Consolidated Financial Statements for additional information about these loans acquired through FDIC-assisted acquisitions.

We have agreements with mortgage lenders, pursuant to which we originate and fund residential mortgage loans for these lenders in accordance with their policies, terms, and conditions.  We charge the borrower an origination fee for processing the application in accordance with the lender's specifications.  We also may earn a premium on these loans based on the difference between the rate on the loan and the lock-in rate accepted by the lender.  During 2011, we originated $94.0 million of mortgage loans for these lenders, generating approximately $2.3 million in mortgage banking income on these loans.  During 2010, we originated $30.0 million of mortgage loans for these lenders, generating approximately $607,000 in mortgage banking income on those loans.

In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.  The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.  Fees for late payments totaled $246,000, $267,000 and $283,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Asset Quality

When a borrower fails to make a required payment on a loan, we attempt to cure the delinquency by contacting the borrower.  Delinquent consumer loan customers are contacted by the lender and a centralized collections department.  Delinquent commercial loan customers are contacted by the lender and are turned over to our special assets division if collection efforts by the lender are not successful.  If the borrower does not cure the delinquency then we undertake an analysis of the best means to maximize our collection efforts, which may include litigation, taking a deed-in-lieu of foreclosure, and/or initiating foreclosure proceedings.  In the event we take title to underlying collateral, we generally seek to sell the asset as soon as practicable.

Delinquent Loans.  The table below sets forth the amounts and categories of delinquent loans that were still accruing interest at December 31, 2011, excluding  loans acquired through FDIC-assisted acquisitions, that were 30 to 89 days past due in the amount of their contractual principal balances totaling  approximately $371,000:

	Thirty to fifty-nine days	Sixty to eighty-nine days	Total thirty to eighty-nine days
	(Dollars in thousands)

Delinquent Loans:
Consumer real estate	$147	$24	$171
Multifamily	-	-	-
Non Residential	111	-	111
Farmland	-	-	-
Construction and land	-	-	-
Consumer and other	29	-	29
Commercial and industrial	60	-	60
Total	$347	$24	$371
Total as a percentage of total loans	0.1%	0.0%	0.1%

Nonperforming Assets.  The following table sets forth the amounts and categories of nonperforming assets in our loan portfolio.  Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful.  Our loans acquired through FDIC-assisted acquisitions are excluded from the nonperforming loan table below because they are accounted for under ASC Topic 310-30.  See Item 8 - Note 4 to the Notes to Consolidated Financial Statements.  At all dates presented, we had no accruing loans 90 days or more delinquent.

At December 31, 2011, we had troubled debt restructurings totaling $10.4 million, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.  Included in nonaccruing loans at December 31, 2011, are troubled debt restructurings of $4.2 million.  In addition, at that date we had troubled debt restructurings totaling $6.2 million that were performing in accordance with their modified terms and are not included in nonaccruing loans.  Foreclosed assets owned include assets acquired in settlement of loans.

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonaccruing Loans:
Consumer real estate	$4,772	$4,873	$1,505	$689	$373
Multifamily	2	1,770	122	-	-
Nonresidential	361	1,586	236	988	35
Farmland	111	-	-	-	-
Construction and development	442	1,423	2,863	4,882	2,357
Commercial and industrial	1,179	88	3,248	147	-
Consumer and other	176	165	489	575	447
Total nonaccruing loans	7,043	9,905	8,463	7,281	3,212

Foreclosed Assets:
Consumer real estate	498	468	583	115	-
Multifamily	-	-	-	-	-
Nonresidential	45	1,095	362	284	287
Construction and development	2,806	2,126	794	1,666	-
Commercial and industrial	-	-	-	-	-
Consumer and other	7	-	56	55	78
Total foreclosed assets	3,356	3,689	1,795	2,120	365
Total nonperforming assets	$10,399	$13,594	$10,258	$9,401	$3,577
Total as a percentage of total assets	0.95%	1.80%	1.79%	1.87%	0.76%

For the year ended December 31, 2011, there was approximately $267,000 of gross interest income that would have been recorded had the non-accruing loans been current in accordance with their original terms.  No significant amount was included in interest income on these loans for this period.

See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Financial Condition at December 31, 2011 and December 31, 2010 --- Delinquencies and Non-performing Assets for more information on our non-performing assets.

Other Loans of Concern.  In addition to the nonperforming assets set forth in the table above, as of December 31, 2011, there was also an aggregate of $22.8 million of loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply fully with present loan repayment terms and that may result in the future inclusion of those loans in the non-performing asset categories.  These loans include all criticized and classified loans and certain other past due loans that are not in a non-performing loan category.  These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

At December 31, 2011, we had five other loans of concern of over $1.0 million totaling approximately $10.5 million.  The largest was a $3.5 million loan secured by 219.8 acres of land in Ocala, Florida.  The remaining loans of concern over $1.0 million at December 31, 2011 consisted of a $2.7 million loan secured by various residential properties in southwest Georgia, a $1.6 million loan secured by various residential properties in southwest Georgia, $1.5 million secured by non residential properties in southwest Georgia, and $1.1 million in various residential properties in southeast Georgia.

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

When HeritageBank classifies problem assets as either substandard, doubtful, or loss, the loans are charged down to appraised value less selling costs while specific allowances are used for loans that do not qualify for a charge-off but the loss can be reasonably estimated.  In addition, we establish general allowances based on historical loss history and migration analysis.  General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  Our determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Federal Deposit Insurance Corporation (“FDIC”) and the Georgia Department of Banking and Finance (“GDBF”), which may order the establishment of additional general or specific loss allowances.

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management's review of our assets, at December 31, 2011, we had $23.9 million of our assets internally classified, of which $20.5 million consisted of loans and $3.4 million was other real estate and repossessions.  All of these assets were classified as substandard.  We had no assets classified as doubtful or loss at December 31, 2011.  The total amount classified represented 19.2% of our equity capital and 2.2% of our assets at December 31, 2011.  All of our $10.4 million in nonperforming assets at December 31, 2011, were included in our classified assets at that date, and the allowance for loan losses related to those nonperforming assets at that date was $1.9 million.

Allowance for Loan Losses.  We maintain an allowance for loan losses to absorb probable incurred losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, migration analysis, probability of default, estimated value of any underlying collateral, and prevailing economic conditions.  Large groups of smaller balance homogeneous loans, such as residential real estate, small commercial real estate, home equity and consumer loans, are evaluated in the aggregate using historical loss factors.  More complex loans, such as multifamily, commercial real estate loans, and commercial and industrial loans, are evaluated individually for impairment, primarily through the evaluation of collateral values.

At December 31, 2011, our allowance for loan losses was $7.5 million or 1.3% of the total loan portfolio compared with a balance of $8.1 million, or 1.9% of total loans at December 31, 2010.   Total criticized and classified loans decreased by $4.6 million during the period to $33.2 million at December 31, 2011 from $37.8 million at December 31, 2010.  Nonaccrual loans decreased $2.9 million during the period to $7.0 million at December 31, 2011 compared with $9.9 million at December 31, 2010.  Loans past due thirty days and still accruing, excluding loans acquired through FDIC-assisted acquisitions, decreased by $1.5 million to $371,000 at December 31, 2011 compared with $1.9 million at December 31, 2010.

The allowance for loan losses is maintained at a level which management believes is adequate to absorb all probable losses on loans then present in the loan portfolio.  The amount of the allowance is affected by:  (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; (3) the provision for possible loan losses charged against income, which increases the allowance; and (4) credit mark transfers as a result of acquired loan pools experiencing credit losses in excess of the fair value discounts established, which increases the allowance.  The allowance is discussed further in Item 8 - Notes 1 and 4 of the Notes to Consolidated Financial Statements and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation Critical Accounting Policies -Allowance for Loan Losses.  The following table sets forth an analysis of our allowance for loan losses.

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$8,101	$6,060	$4,951	$4,416	$4,076

Charge-offs:
Consumer real estate	(3,177)	(1,278)	(494)	(81)	(55)
Commercial real estate	(573)	(412)	(25)	(773)	(29)
Construction and land	(18)	(704)	(3,100)	(1,414)	(435)
Commercial and industrial	(330)	(804)	(2,338)	(47)	(116)
Consumer and other	(264)	(488)	(664)	(687)	(398)
	(4,362)	(3,686)	(6,621)	(3,002)	(1,033)

Recoveries:
Consumer real estate	18	10	-	-	-
Commercial real estate	495	-	-	4	-
Construction and land	2	-	-	2	-
Commercial and industrial	-	-	50	20	-
Consumer and other	148	217	180	161	195
	663	227	230	187	195

Net charge-offs	(3,699)	(3,459)	(6,391)	(2,815)	(838)

Credit mark transfer in	197	-	-	-	-

Provision charged to operations	2,895	5,500	7,500	3,350	1,178

Balance at end of period	$7,494	$8,101	$6,060	$4,951	$4,416

Ratio of net charge-offs during the period to average loansoutstanding during period	0.91%	0.87%	2.13%	1.58%	0.29%

Ratio of net charge-offs during the period to average nonperforming assets	31.90%	36.23%	65.54%	58.51%	36.12%

Allowance as a percentage of nonperforming loans	106.40%	81.79%	71.61%	67.99%	137.49%

Allowance as a percentage of total loans (end of period)	1.72%	2.04%	1.81%	1.64%	1.45%

____________
(1)	Ratios are on an annualized basis and exclude loans acquired through FDIC-assisted acquisitions.

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2011		2010		2009		2008		2007
	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Consumer real estate	$2,440	27.81%	$2,197	37.57%	$1,422	31.80%	$637	32.42%	$553	30.20%
Commercial real estate	1,878	30.80	1,721	32.46	1,176	27.63	1,015	22.79	1,012	19.28
Construction and land	1,270	4.78	1,977	5.85	1,419	8.49	1,275	14.31	1,616	16.84
Consumer and other	355	4.26	605	6.47	850	11.06	890	16.31	740	18.94
Commercial and Industrial	1,551	9.84	1,601	12.55	1,193	13.72	1,134	14.17	495	14.74
Loans acquired through FDIC-assisted transactions	-	22.51	-	5.10	-	7.30	-	-	-	-
Unallocated	-	-	-	-	-	-	-	-	-	-
Total	$7,494	100.00%	$8,101	100.00%	$6,060	100.00%	$4,951	100.00%	$4,416	100.00%

Investment Activities

Georgia savings banks have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal, state and local agencies and jurisdictions, including callable agency securities, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements, federal funds, and other investments.  Subject to various restrictions, Georgia savings banks also may invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a Georgia savings bank is otherwise authorized to make directly.  See "How We Are Regulated - HeritageBank of the South - Georgia Regulation" for a discussion of additional restrictions on our investment activities.

The Chief Financial Officer and Chief Accounting Officer have the basic responsibility for the management of our investment portfolio. They consider various factors when making decisions, including the marketability, maturity, and tax consequences of the proposed investment.  The maturity structure of investments will be affected by various market conditions, including the current and anticipated slope of the yield curve, the level of interest rates, the trend of new deposit inflows, and the anticipated demand for funds via deposit withdrawals and loan originations and purchases.  The general objectives of our investment portfolio are to provide liquidity when loan demand is high, to assist in maintaining earnings when loan demand is low and to maximize earnings while satisfactorily managing risk, including credit risk, reinvestment risk, liquidity risk and interest rate risk.  See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk.

Our investment securities currently consist of mortgage-backed securities, federal agency securities, preferred stocks, state and local government securities, and corporate debt securities.  See Item 8 - Note 3 of the Notes to Consolidated Financial Statements.  As a member of the Federal Home Loan Bank of Atlanta, we had $4.1 million in stock of the Federal Home Loan Bank of Atlanta valued at cost at December 31, 2011.  We maintain the minimum amount of stock the Federal Home Loan Bank of Atlanta allows based on our level of borrowings.  During the year ended December 31, 2011, we received $37,000 in dividends from the Federal Home Loan Bank of Atlanta.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated.  Our securities portfolio at December 31, 2011, did not contain securities of any single issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its sponsored entities.

	December 31,
	2011		2010		2009
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in thousands)
Securities available for sale:
U. S. Government sponsored agencies (GSE) securities and U.S. Treasury Securities	$45,737	17.65%	$89,032	37.35%	$30,462	25.27%
Corporate debt securities	1,956	0.76	1,700	0.71	1,910	1.58
GSE residential mortgage- backed securities	162,963	62.92	125,336	52.58	54,537	45.26
Private label residential mortgage-backed securities	-	0.00	2,807	1.18	3,874	3.21
State and municipal securities	48,204	18.61	19,160	8.04	29,123	24.16
Equity and other	157	0.06	342	0.14	621	0.52
	259,017	100.00%	238,377	100.00%	$120,527	100.00%
Other earning assets:
Interest-bearing deposits with banks	$43,101	62.54%	$10,911	63.02%	$43,236	74.76%
Federal funds sold	21,753	31.56	2,700	15.59	11,340	19.61
Federal Home Loan Bank stock	4,067	5.90	3,703	21.39	3,253	5.63
	$68,921	100.00%	$17,314	100.00%	$57,829	100.00%

The composition and maturities of the securities portfolio, excluding Federal Home Loan Bank stock, as of December 31, 2011 are indicated in the following table.  Yields on tax exempt obligations have been computed on a tax equivalent basis.  For further information on the ratings of these securities, see Item 8 - Note 3 of the Notes to Consolidated Financial Statements and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies -- Estimates of Fair Value and - Comparison of Financial Condition at December 31, 2011 and December 31, 2010.

	Less than One Year		One to Five Years		Over Five to Ten Years		Over Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in Thousands)
Securities Available for Sale:
U. S. Government sponsored agencies (GSE) securities	-	-%	$3,028	1.47%	$4,456	2.03%	$37,657	2.26%	$45,141	2.19%	$45,737
State and municipal	-	-	1,180	4.13	7,045	3.30	38,942	3.61	47,167	3.58	48,204
Corporate debt securities	1,007	6.01	1,153	7.19	-	-	-	-	2,160	6.64	1,956
GSE mortgage-backed securities	-	-	256	1.76	23,172	2.39	138,526	1.75	161,954	1.85	162,963
Equity and other	-	-	-	-	-	-	207	5.90	207	5.90	157
Total investment securities	$1,007	6.01%	$5,617	3.22%	$34,673	2.53%	$215,332	2.18%	$256,629	2.27%	$259,017

Sources of Funds

General.  Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

Deposits.  We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms.  Our deposits consist of savings and checking accounts, money market deposit accounts, NOW, demand accounts, and certificates of deposit.  We solicit deposits primarily in our market areas and rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.  In addition, we solicit brokered deposits when terms and rates are more favorable than those in the markets we serve.  At December 31, 2011, we had $45.2 million in brokered deposits, of which $34.8 million were money market deposits from a broker/dealer, and $10.4 million were in certificates of deposit in the Certificate of Deposit Account Registry Service® or CDARS®.

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

Under regulations of the Board of Governors of the Federal Reserve System (“FRB”), we are required to maintain noninterest-bearing reserves at specified levels against our transaction accounts, primarily checking and NOW accounts.  At December 31, 2011, we were in compliance with these federal requirements and, as a result, would have been deemed to be in compliance with a similar reserve requirement under Georgia law.

The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Opening balance	$534,243	$426,607	$338,546
Net deposits and withdrawals	341,588	103,031	81,589
Interest credited	8,356	4,605	6,472

Ending balance	$884,187	$534,243	$426,607

Net increase	$349,944	$107,636	$88,061

Percent increase	65.5%	25.23%	26.01%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2011.

	Maturity as of December 31, 2011
	Three Months or Less	Over Three to Six Months	Over Six to Twelve Months	Over Twelve Months	Total
	(Dollars in thousands)
Time deposits of less than $100,000	$34,604	$32,684	$37,642	$49,176	$154,106
Time deposits of $100,000 or more	40,111	28,221	43,161	43,180	154,673
Total time deposits	$74,715	$60,905	$80,803	$92,356	$308,779

The following tables set forth the average dollar amount of deposits in the various types of non-interest bearing and interest-bearing deposit programs we offered during the periods indicated and the average rate paid on the interest-bearing accounts.

	For the twelve months ended December 31,
	2011		2010		2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

Non-interest bearing deposits	$70,120	N/A	$41,446	N/A	$20,875	N/A

Interest-bearing deposits:
Interest-bearing demand	$135,608	0.60%	$92,147	1.00%	$50,679	1.05%
Savings and money market accounts	288,378	0.82	186,870	1.09	122,453	1.27
Retail time deposits	271,634	1.54	159,366	1.60	122,332	3.10
Wholesale time deposits	11,666	1.60	11,293	2.29	17,981	3.32
Total interest-bearing deposits	$707,286	1.07%	$449,676	1.28%	$303,445	2.09%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	December 31,
	2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transaction and Savings Deposits:
Non-interest bearing demand	$78,823	8.91%	$44,769	8.38%	$28,882	6.77%
Interest bearing demand	151,765	17.16	109,329	20.46	67,321	15.78
Savings and money market	344,820	39.01	211,105	39.52	154,740	36.27
Total transaction and savings	575,408	65.08	365,203	68.36	250,943	58.82
Certificates:
0.00-1.99%	221,786	25.08	85,326	15.97	77,824	18.27
2.00-3.99%	73,587	8.32	70,743	13.24	82,109	19.28
4.00-5.99%	13,406	1.52	12,586	2.36	14,636	3.43
6.00% and over	-	-	385	0.07	382	0.09
Total certificates	308,779	34.92	169,040	31.64	174,951	41.08

Total deposits	$884,187	100.00%	$534,243	100.00%	$425,894	100.00%

The following table shows rate and maturity information for our certificates of deposit at December 31, 2011.

	0.00- 1.99%	2.00-3.99%	4.00- 5.99%	6.00% and over	Total	Percent of Total
	(Dollars in thousands)
Certificates maturing in quarter ending:
March 31, 2012	$66,095	$7,555	$1,065	$-	$74,715	24.20%
June 30, 2012	53,552	5,476	1,878	-	60,906	19.72
September 30, 2012	36,617	6,202	2,379	-	45,198	14.64
December 31, 2012	31,772	3,029	803	-	35,604	11.53
March 31, 2013	8,232	3,212	536	-	11,980	3.88
June 30, 2013	7,281	3,290	980	-	11,551	3.74
September 30, 2013	4,791	5,904	3,574	-	14,269	4.62
December 31, 2014	6,658	4,684	909	-	12,251	3.97
March 31, 2014	589	4,593	158	-	5,340	1.73
June 30, 2014	1,609	1,834	375	-	3,818	1.24
September 30, 2014	1,111	1,951	-	-	3,062	0.99
December 31, 2014	481	2,759	-	-	3,240	1.05
Thereafter	2,998	23,098	749	-	26,845	8.69
Total	$221,786	$73,587	$13,406	$-	$308,779	100.00%

Percent of Total	71.83%	23.83%	4.34%	0.00%	100.00%

Borrowings.  Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds, when we desire additional capacity to fund loan demand, or when they meet our asset/liability management goals.  Our borrowings consist of advances from the Federal Home Loan Bank of Atlanta (“FHLB”), federal funds purchased, and securities sold under repurchase agreements.  See Item 8 - Notes 13 and Note 14 of the Notes to Consolidated Financial Statements.

Advances from the FHLB require borrowing capacity supported by the pledging of certain loans or securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities, and call features.  At December 31, 2011, we had $35.0 million in Federal Home Loan Bank advances outstanding and the ability to borrow an additional $72.8 million from the Federal Home Loan Bank of Atlanta.

We have the ability to borrow from securities broker-dealers and customers by pledging investments.  These arrangements are known as securities sold under repurchase agreements.  These borrowings can be done on an overnight, short-term or long-term basis.  As of December 31, 2011, we had $30.1 million borrowed under long-term agreements with broker-dealers and $3.4 million borrowed under overnight agreements with customers.

We also have the ability to borrow up to $42.0 million from correspondent banks, pursuant to renewable lines of credit.  In addition, we also borrow from Chattahoochee Bank of Georgia on an overnight basis, depending on their liquidity needs.  At December 31, 2011, we had approximately $1.6 million in federal funds purchased from that bank compared with $13,000 at December 31, 2010.

We are authorized to borrow from the Federal Reserve Bank of Atlanta's “discount window" after it has exhausted other reasonable alternative sources of funds, including FHLB advances.

The following table sets forth the average and weighted average rate paid, period-end balance, maximum month-end balance and average balance of FHLB advances for the periods indicated.

	At or For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Maximum Balance:
Federal Home Loan Bank advances	$62,500	$62,500	$52,500

Average Balance:
Federal Home Loan Bank advances	$46,473	$42,983	$47,268

Average interest rate paid during the period	3.19%	3.70%	3.87%

End of Period Balance:
Federal Home Loan Bank advances	$35,000	$62,500	$42,500

Weighted average interest rate of Federal Home Loan Bank advances	3.68%	2.65%	3.68%

The following table sets forth the maximum month-end balance and average balance of federal funds purchased and securities sold under repurchase agreements for the periods indicated.

	At or For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Maximum Balance:
Federal funds purchased and securities sold under repurchase agreements	$36,750	$35,446	$53,279

Average Balance:
Federal funds purchased and securities sold under repurchase agreements	$33,383	$34,097	$40,112

Average interest rate paid during the period	3.94%	2.71%	1.23%

End of Period Balance:
Federal funds purchased and securities sold under repurchase agreements	$35,049	$32,421	$32,843

Weighted average interest rate of Federal funds purchased and securities sold under repurchase agreements	3.77%	2.98%	1.08%

Subsidiary and Other Activities

We are engaged in the sale of securities and insurance products to customers through an agreement with a third-party broker-dealer.  During the years ended December 31, 2011 and 2010, we earned $1.4 million and $1.1 million, respectively, in gross fees and commissions from this activity.  This activity is conducted in accordance with applicable provisions of federal and state insurance and securities laws.

In 2008, we acquired 4.9% of the outstanding shares of Chattahoochee Bank of Georgia, a de novo bank in Gainesville, Georgia, for approximately $1.0 million.  This investment provides us with the opportunity to further expand outside of southwest Georgia.  We also participate in loans generated by Chattahoochee Bank of Georgia that exceed its legal lending limits, allowing us to generate loan volume and exposure to the northeast Georgia market without incurring building and personnel costs.  O. Leonard Dorminey, our President and Chief Executive Officer, serves on the board of directors, executive committee and loan committee of Chattahoochee Bank of Georgia.  As of December 31, 2011, we had $3.0 million in loan participations with and $1.6 million in federal funds purchased from Chattahoochee Bank of Georgia.

We currently do not have any active subsidiaries.

Employees

At December 31, 2011, we had a total of 327 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

How We Are Regulated

As a result of the Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), effective July 20, 2011, Heritage’s regulation and supervision as a savings and loan holding company was transferred from the Office of Thrift Supervision (“OTS”) to the FRB.  This oversight by the FRB is currently substantially similar to that conducted by the OTS, except for a FRB regulation requiring that Heritage serve as a source of financial and managerial strength for HeritageBank, particularly when HeritageBank is in financial distress.  HeritageBank is a Georgia savings bank subject to regulation and supervision by the GDFB and the FDIC, which also insures our deposits.  The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”) that has authority to promulgate regulations intended to protect consumers with respect to financial products and services, including those provided by HeritageBank, and to restrict unfair, deceptive or abusive conduct by providers of consumer financial products and services.  These regulations had previously been enacted by HeritageBank’s primary federal regulator.  As a public company, Heritage is subject to the regulation and reporting requirements of the SEC.

Set forth below is a brief description of material information regarding certain laws and regulations that are and will be applicable to Heritage and HeritageBank.

Legislation is introduced from time to time in the United States Congress and Georgia General Assembly that may affect our operations.  In addition, the regulations governing Heritage and HeritageBank may be amended from time to time by the GDBF, the FDIC, the FRB, the CFPB or the SEC, as appropriate.  Any legislative or regulatory changes, including those resulting from the Dodd-Frank Act, in the future could adversely affect our operations and financial condition.  This includes the authority from the Dodd-Frank Act effective July 21, 2011, for financial institutions to pay interest on demand deposits, which could increase our interest expense.  See “- The Dodd-Frank Act” below for additional information on its provisions.

The GDBF, the FDIC and the FRB, as appropriate, have extensive enforcement authority over Heritage and HeritageBank.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the FDIC.  Except under certain circumstances, public disclosure of formal enforcement actions by the FDIC and FRB is required by law.

HeritageBank of the South

HeritageBank, as a Georgia savings bank, is subject to regulation and periodic examination by the GDBF and the FDIC.  This regulation extends to all aspects of its operations.  HeritageBank is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to Heritage.  See “Regulatory Capital Requirements” and “Limitations on Dividends and Other Capital Distributions.”  State and federal laws and regulations prescribe the investment and lending authority and activities of Georgia savings banks.  The FDIC also insures the deposits of HeritageBank to the maximum extent permitted by law.  This regulation of HeritageBank is generally intended for the protection of depositors and the insurance of accounts fund and not for the purpose of protecting stockholders.

Georgia Regulation.  HeritageBank is subject to extensive regulation and supervision by the GDBF.  The GDBF regularly examines HeritageBank, often jointly with the FDIC.  As a Georgia savings bank, HeritageBank is required to have no more than 50% of its assets in commercial real estate and business loans.  HeritageBank is in compliance with this requirement.  Our lending and investment authority and other activities are governed by Georgia law and regulations and policies of the GDBF.  We are subject to a statutory lending limit for aggregate loans to one person or a group of persons combined because of certain common interests.  That limit is 15% of our statutory capital base, except for loans fully secured by good collateral or ample security, which includes real estate with an independent appraisal, in which case that limit is increased to 25%.  Our statutory capital base consists of our stock, paid-in-capital and surplus, capital debt and appropriated retained earnings, which is that portion of our retained earnings designated by the board of directors as not available for dividends, reduced by intangible assets.  We have not appropriated any retained earnings.  Georgia law limits our ability to invest in real estate, including a limit on fixed assets of 60% of our statutory capital base, except for temporary grants of authority to exceed that limit granted by the GDBF.  We are in compliance with limitations on our fixed assets as of December 31, 2011.

Insurance of Accounts and Regulation by the FDIC.  The FDIC regularly examines HeritageBank and prepares reports for the consideration of its board of directors on any deficiencies that it may find in operations.  HeritageBank generally must notify or obtain the approval of the FDIC if it or any of its subsidiaries intend to engage in activities not authorized for national banks.  During examinations, the FDIC may require the Bank to establish additional reserves for loan losses, which decreases the Company’s net income.  The FDIC has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure, and compensation and other employee benefits.  Any institution that fails to comply with these standards must submit a compliance plan.

HeritageBank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government.  The basic deposit insurance is $250,000 per each separately insured depositor, as defined in FDIC regulations.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by insured institutions.  Our deposit insurance premiums for the year ended December 31, 2011 were approximately $887,000.  Those premiums have increased in recent years and may continue to increase in the future.  Also, if the Bank experiences financial distress or operates in an unsafe or unsound manner, these deposit premiums will increase based on the formula established by the FDIC.

As a result of a decline in the reserve ratio (the ratio of the net worth of the deposit insurance fund to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the deposit insurance fund, the FDIC required each insured institution to prepay on December 30, 2009, the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009).  The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance.  For purposes of calculating the prepaid amount, assessments were measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and were based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%.  If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on June 30, 2013, as applicable.  Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future.  The rule included a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely.

On February 7, 2011, pursuant to the Dodd-Frank Act, the FDIC adopted new regulations, which became effective April 1, 2011, that redefined the “assessment base” used for calculating deposit insurance assessments. Rather than the previous system, whereby the assessment base is calculated by using an insured depository institution’s domestic deposits less a few allowable exclusions, the new assessment base is calculated using the average consolidated total assets of an insured depository institution less the average tangible equity (Tier 1 capital) of such institution. The FDIC continues to utilize a risk-based assessment system in which institutions will be subject to assessment rates ranging from 2.5 to 45 basis points, subject to adjustments for unsecured debt and, in certain cases, brokered deposits. The new rules eliminated adjustments for secured liabilities.

The new rules retain the FDIC’s flexibility to, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than two basis points, or (ii) deviate by more than two basis points from the stated base assessment rates. Although the Dodd-Frank Act makes the FDIC’s payment of a dividend to depository institutions discretionary, as opposed to mandatory, when the reserve ratio exceeds a certain threshold, the FDIC’s new rule establishes a decreasing schedule of assessment rates that would take effect when the DIF reserve ratio first meets or exceeds 1.15%. If the DIF reserve ratio meets or exceeds 1.15%, base assessment rates would range from 1.5 to 40 basis points; if the DIF reserve ratio meets or exceeds 2%, base assessment rates would range from 1 to 38 basis points; and if the DIF reserve ratio meets or exceeds 2.5%, base assessment rates would range from 0.5 to 35 basis points. All base assessment rates would continue to be subject to adjustments for unsecured debt and brokered deposits. ally expected to have a positive effect on small institutions (those with less than $10 billion in assets), such as HeritageBank, because the large bulk of such institutions are expected to see a decrease in assessments, the impact of the new rule and/or additional FDIC special assessments or other regulatory changes affecting the financial services industry could negatively affect our liquidity and results of operations in future periods.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2011 ranged from 0.68 cents to 1.02 cents per $100 of assessable deposits. These assessments will continue until the debt matures between 2017 and 2019.

 The FDIC also may prohibit any insured institution from engaging in any activity that it determines by regulation or order to pose a serious risk to the deposit insurance fund and may terminate our deposit insurance if it determines we have engaged in unsafe or unsound practices or are in an unsafe or unsound condition.

Heritage

 As the holding company of a Georgia savings bank, Heritage is subject to regulation and examination by the GDBF and the FRB.  This regulation extends to all aspects of its operations.  Our federal and state regulators impose minimum capital requirements on us and the other holding companies and financial institutions they regulate.  They also may impose higher capital requirements on an individualized basis if they believe the financial institution or holding company is subject to excessive risk.  See “Regulatory Capital Requirements” and “Limitations on Dividends and Other Capital Distributions.”

Regulation by the FRB.  Heritage is subject to regulation, supervision and examination by the FRB.  Applicable federal law and regulations limit the activities of Heritage and require the approval of the FRB for any acquisition or divestiture of a subsidiary, including another financial institution or holding company thereof.  The Bank is required to file reports with the FRB, beginning for the quarter ended March 31, 2012, and is subject to regulation and examination by the FRB, including regulations requiring that the Company serve as a source of financial and managerial strength for the Bank, particularly when the Bank is in financial distress.

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

Under federal law, if HeritageBank fails the qualified thrift lender test, Heritage must obtain the approval of the FRB prior to continuing, directly or through other subsidiaries, any business activity other than those approved for multiple savings association holding companies or their subsidiaries.  In addition, within one year of such failure, Heritage must register as, and will become subject to, the restrictions applicable to bank holding companies.  The qualified thrift lender test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.  Under either test, such assets primarily consist of residential housing related loans and investments.  At December 31, 2011, HeritageBank met the test.

Georgia Regulation.  The GDBF has supervisory and examination authority over HeritageBank.  Under this authority, there are limits on the amount of debt that can be incurred by the holding companies, and they must file periodic reports and annual registration forms.

Regulatory Capital Requirements for HeritageBank.  HeritageBank is required to maintain minimum levels of regulatory capital under regulations of the FDIC and polices of the GDBF.  These regulations established two capital standards, a leverage capital requirement and a risk-based capital requirement.  The FDIC also may impose capital requirements in excess of these standards on individual institutions on a case-by-case basis based on the particular circumstances or risk profile of the institution.  See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources” for information on the Bank’s compliance with these capital requirements.

The capital standards generally require Tier 1 capital equal to at least 4.0% of adjusted total assets, deducting most intangibles.  The FDIC also requires HeritageBank to have Tier 1 capital of at least 4.0% of risk weighted-assets and total capital of at least 8.0% of risk-weighted assets.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset.   Total capital consists of Tier 1 capital, as defined above, and Tier 2 capital, which consists of certain permanent and maturing capital instruments that do not qualify as Tier 1 capital and of the allowance for possible loan and lease losses up to a maximum of 1.25% of risk-weighted assets.  Tier 2 capital may be used to satisfy these risk-based requirements only to the extent of Tier 1 capital.  The FDIC is authorized to require HeritageBank to maintain an additional amount of total capital to account for concentration of credit risk, level of interest rate risk, equity investments in non-financial companies and the risk of non-traditional activities.

The FDIC is authorized and, under certain circumstances, required to take certain actions against banks that fail to meet their capital requirements.  The FDIC is generally required to take action to restrict the activities of an “undercapitalized institution," which is an institution with less than either a 4% leverage capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% total risk-based capital ratio.  Any such institution must submit a capital restoration plan and until such plan is approved by the FDIC may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.  The FDIC is authorized to impose the additional restrictions.

Any institution that fails to comply with its capital plan or has Tier 1 risk-based or leverage capital ratios of less than 3% or a total risk-based capital ratio of less than 6.0% is considered "significantly undercapitalized" and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution.  An institution with tangible equity to total assets of less than 2% is "critically undercapitalized" and becomes subject to further mandatory restrictions on it.  The FDIC generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.  The imposition by the FDIC of any of these measures on HeritageBank may have a substantial adverse effect on its operations and profitability.

The imposition by the FDIC of any of these measures on HeritageBank may have a substantial adverse effect on our operations and profitability.

Georgia imposes a capital requirement based on the leverage capital requirement of the FDIC.  A Georgia savings bank must have at least a 4.5% leverage capital ratio, though the GDBF can impose a higher requirement for the specific circumstances and risks of the institution.  Many banks are required to have a 5.5% ratio to address these specific circumstances and risks, and any bank with a less than 5.5% leverage capital ratio must submit a two-year capital plan with the GDBF.

Regulatory Capital Requirements for Heritage.  Heritage is required to maintain a certain level of capital under a policy of the GDBF that imposes a Tier 1 capital to total assets capital ratio of 4%, or higher for holding companies engaged in more risky, non-financial businesses.  This level is based on the capital requirement imposed on bank holding companies by the FRB and is similar to the Tier 1 leverage ratio imposed on HeritageBank.  If Heritage fails to meet this requirement, it must file a capital plan and focus on reducing its more risky operations, and it may be subject to an enforcement action, including a capital directive.

Limitations on Dividends and Other Capital Distributions

The ability of the Bank to pay dividends depends on its earnings and capital levels and may be limited by FDIC or GDBF directives or orders.  Unless it meets certain financial criteria, HeritageBank must obtain the prior written approval of the GDBF before paying any dividend to Heritage.  Those financial criteria are having: (1) classified assets of no more than 80% of Tier 1 capital plus an allowance for loan losses at the time of its last examination; (2) paid no more than 50% of last calendar year's net income in dividends in the current calendar year, and (3) a Tier 1 leverage capital ratio of at least 6%.  Georgia law prohibits HeritageBank from paying a dividend if its debt to equity ratio is 30% or more or if it is not meeting its capital requirement.   No dividends were paid by HeritageBank in 2011 or 2010.

As a subsidiary financial institution of a savings association holding company, any distributions of capital by Heritage, including dividends and stock redemptions or repurchases, are subject to regulation by the FRB.  Heritage must file a notice with the FRB before declaring any dividend.  The FRB will consult the FDIC about the appropriateness of the proposed dividend, and the FRB may object to any proposed dividend.

Restrictions on Transactions with Affiliates

Heritage and HeritageBank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the FRB;

•	loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus.  In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements.  HeritageBank must also comply with other provisions designed to avoid taking low-quality assets.

Heritage and HeritageBank are also subject to the provisions of Section 23B of the Federal Reserve Act, which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

HeritageBank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests.  These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Effective July 21, 2011, an insured depository institution is prohibited from engaging in asset purchases or sales transactions with its officers, directors or principal shareholders unless on market terms and, if the transaction represents greater than 10% of the capital and surplus of the bank, it has been approved by a majority of the disinterested directors.

The Dodd-Frank Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act, which was enacted in July 2010, have had a broad impact on the financial services industry.  Its provisions include significant regulatory and compliance changes that are designed to improve the supervision, oversight, safety and soundness of the financial services sector.  Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the FRB, the Office of the Comptroller of the Currency and the FDIC.

Some of the Dodd-Frank Act’s most far-reaching provisions, such as those regulating derivatives and proprietary trading activity and hedge funds, providing for enhanced supervision of “systemically significant” institutions,  and phasing out Tier 1 capital treatment for trust preferred securities, apply only to institutions with over $10 billion in assets or to business lines in which we do not engage.  Certain provisions do, however, apply to or affect us, including provisions that:

•	Change the assessment base for federal deposit insurance from a deposit-based to an asset-based calculation as described in “—Insurance of Accounts and Regulation by the FDIC” above;

•	Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until December 31, 2012 for non-interest-bearing demand transaction accounts;

•	Repeal the federal prohibition on payment of interest on demand deposits;

•	Impose new mortgage lending requirements, including minimum underwriting standards, originator compensation restrictions, consumer protections for certain types of loans, and disclosure to borrowers;

•	Apply to bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions;

•	Permit de novo and interstate branching; and

•	Impose new limits on affiliate transactions as described in “—Restrictions on Transactions with Affiliates” above.

Federal Taxation

Heritage and HeritageBank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Heritage or HeritageBank.

Heritage will file a consolidated federal income tax return with HeritageBank.  Accordingly, it is anticipated that any cash distributions made by Heritage to its stockholders would be considered to be taxable dividends and not as a nontaxable return of capital to stockholders for federal and state tax purposes.

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

Net Operating Loss Carryforwards.  A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after August 6, 1997.  At December 31, 2011, Heritage had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction.  Because it files a consolidated return with its wholly owned subsidiary, HeritageBank, dividends from HeritageBank are not included as income to Heritage.  The corporate dividends-received deduction is 100%, or 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend.  Corporations that own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

State Taxation

Heritage and HeritageBank are subject to Georgia and Florida corporate income tax, which is assessed at the rate of 6%.  For this purpose, taxable income generally means federal taxable income subject to certain modifications provided for in Georgia and Florida law.  Heritage and HeritageBank also are subject to Georgia business occupation taxes computed on gross receipts after deducting exempt income and interest paid on deposits and other liabilities.  The tax rates assessed vary from one municipality to another.  The total occupation taxes expensed in 2011 was $297,000.

Item 1A. Risk Factors

The following are certain risk factors that could impact our business, financial results, and results of operations.  Investing in our common stock involves risks, including those described below.  These risk factors should be considered by prospective and current investors in our common stock when evaluating the disclosures in this Annual Report on Form 10-K (particularly the forward-looking statements).  These risk factors could cause actual results and conditions to differ materially from those projected in forward-looking statements.  If any of the events in the following risks actually occur, or if additional risks and uncertainties not presently known to us or that we believe are immaterial do materialize, then our business, financial condition or results of operations could be materially adversely impacted.  In addition, the trading price of our common stock could decline due to any of the events described in these risks.

The United States economy has been gradually improving but unemployment is still elevated, and another economic downturn impacting our geographic market areas would adversely affect our business and financial results.

The United States experienced a severe economic recession beginning in 2008 and many of the effects of that recession are expected to continue in 2012.  While economic growth has resumed recently, the rate of growth has been slow and unemployment remains at very high levels and is not expected to improve greatly in the near future.  Furthermore, our primary market areas in southern Georgia and northern and central Florida have experienced unemployment rates higher than the national average.  Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak U.S. economy and high unemployment.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  The continuing real estate downturn also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans for many lenders.  Stock prices for financial institutions and their holding companies have declined substantially, and it is significantly more difficult for those entities to raise capital or borrow in the debt markets.

Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability.  Moreover, continued declines in the stock market in general, or in stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.

Our expansion efforts, particularly through new and acquired branches, may not be successful if we fail to manage our growth effectively.

A key component of our strategy to grow and improve profitability is to expand our branch network into communities within or adjacent to Georgia and Florida markets in which we currently conduct business.  In February 2011, we acquired four branches west of Savannah, Georgia in an FDIC-assisted transaction subject to a loss-sharing agreement.  In August 2011, we acquired one branch in Statesboro, Georgia in an FDIC-assisted transaction subject to a loss-sharing agreement.  We intend to continue to pursue a growth strategy for our business.  Operating branches outside of our original southwest Georgia market and beyond our current market areas may subject us to additional risk, including the local risks related to the new market areas, management of employees from a distance, additional credit risks, logistical operational issues and management time constraints.

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

We have engaged in three FDIC-assisted transactions with two subject to loss-sharing agreements and may engage in more such transactions in the future, which could present additional risks to our financial condition and earnings.

We have engaged in three FDIC-assisted acquisitions with two subject to loss-sharing agreements.  These acquisitions involve risks similar to acquiring existing banks, even though the FDIC might provide assistance to mitigate certain risks, such as sharing in exposure to loan losses and providing indemnification against certain liabilities of the failed institution.  As is typical in the acquisition of a failed financial institution, many of the loans acquired in these acquisitions were non-performing and had poor documentation, including a lack of current financial information on borrowers and of current evidence of collateral value.

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

In February 2011, we acquired a failed bank in east Georgia with $145 million in loans, and in August 2011, we acquired a failed bank in southeast Georgia with $99 million in loans.  In each of these transactions, we entered into a loss-share agreement under which the FDIC will reimburse us for 80% of the losses on covered loans and other real estate owned.  These loss-share agreements require us to follow specific servicing and reporting procedures.  Failure to properly follow these procedures or other breach of the loss-share agreements by us could result in the loss of the FDIC reimbursement of losses on covered loans and other real estate owned, which could have a material negative effect on our financial condition and results of operations.

At December 31, 2011, we had an FDIC loss-share receivable of $83.9 million associated with our loss-sharing agreements with the FDIC.  This receivable always reflects the present value of our expected losses related to FDIC-assisted acquisitions plus reimbursable expenses less recoveries.  The receivable is adjusted for improvements in cash flow by reducing the receivable through negative accretion.  Conversely, if losses are greater than anticipated, the receivable would be increased.

In the current economic environment, we expect to be presented with more opportunities to acquire the assets and liabilities of failed banks through FDIC-assisted transactions.  However, these acquisitions are structured in a manner that does not allow us the time normally associated with preparing for and evaluating an acquisition, including preparing for integration of an acquired institution.  Therefore, we may face additional risks, including the loss of customers, strain on management resources related to collection and management of problem loans and problems related to integration of personnel and operating systems.  We cannot assure that we will be successful in overcoming these risks or any other problems encountered in connection with FDIC-assisted transactions.  Our inability to overcome these risks could have an adverse effect on our ability to achieve our business strategy and maintain our market value and profitability.  Moreover, even though we are inclined to participate in an FDIC-assisted transaction, we can offer no assurances that we would be successful in acquiring the financial institution or assets that we are seeking.

Changes in national and local economic conditions could lead to higher than anticipated loan charge-offs on assets acquired in FDIC-assisted transactions.

 The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio, and, consequently, reduce our net income, and may also increase the level of charge-offs on the loan portfolios that we have acquired in FDIC-assisted acquisitions and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

Although we have entered into two loss-share agreements with the FDIC providing a significant portion of losses related to specified loan portfolios that we acquired in connection with our two 2011 FDIC-assisted transactions will be borne by the FDIC, we are not protected for all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss-share agreements have limited terms; therefore, any charge-off of related losses that we experience after the term of the loss-sharing agreements will not be reimbursable by the FDIC and will negatively impact our net income.

Our business may be affected adversely by credit risk associated with residential property.

As of December 31, 2011, residential mortgage loans, including home equity loans and lines of credit, totaled $155.9 million, or 27.81%, of total loans.  This type of lending is generally sensitive to regional and local economic conditions that may significantly affect the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict.  The decline in residential real estate values resulting from the downturn in local housing markets has reduced the value of the real estate collateral securing the majority of our loans and has increased the risk that we would incur losses if borrowers default on their loans.  In addition, borrowers seeking to sell their homes may find that they cannot sell their properties for an amount equal to or greater than the unpaid principal balance of their loans.  Continued declines in both the volume of real estate sales and sales prices, coupled with high levels of unemployment, may result in higher loan delinquencies or problem assets, a decline in demand for our products and services or a decrease in our deposits.  These potential negative events may cause us to incur losses, which would adversely affect our capital and liquidity and could damage our financial condition and business operations.  These declines may have a greater impact on our earnings and capital than on the earnings and capital of financial institutions that have more diversified loan portfolios.

We are subject to credit risks in connection with the concentration of adjustable rate loans in our portfolio.

Adjustable rate loans totaled $107.2 million, or 19.12%, of our loan portfolio at December 31, 2011.  Borrowers with adjustable rate loans are exposed to increased monthly payments when the related interest rate adjusts upward under the terms of the loan to the rate computed in accordance with the applicable index and margin.  Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable-rate loans, increasing the possibility of default.  Borrowers seeking to avoid these increased monthly payments by refinancing their loans may no longer be able to find available replacement loans at comparably lower interest rates.  In addition, declining housing prices may prevent refinancing or a sale of the home because borrowers may then have insufficient equity in their homes.  These events, alone or in combination, may contribute to higher delinquency rates and negatively impact our earnings.

If our nonperforming assets increase, our earnings will be negatively impacted.

At December 31, 2011, our nonperforming assets (which consist of non-accrual loans, loans 90 days or more delinquent, nonperforming troubled debt restructurings and foreclosed real estate assets) totaled $10.4 million, which was a decrease of $3.2 million or 23.0% over non-performing assets at December 31, 2010.  Our non-performing assets adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or real estate owned.  We must reserve for estimated credit losses, which are established through a current period charge to the provision for loan losses, and from time to time, if appropriate, we must write down the value of properties in our other real estate owned portfolio to reflect changing market values.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs including taxes, insurance and maintenance related to our other real estate owned.  Further, the resolution of nonperforming assets requires the active involvement of management, potentially distracting them from the overall supervision of our operations and other income-producing activities.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  Management recognizes that significant new growth in loan portfolios, new loan products, and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance.  Additions to our allowance decrease our net income.  Our allowance for loan losses, excluding loans acquired through FDIC-assisted acquisitions, was 1.72% of gross loans, excluding loans acquired through FDIC-assisted acquisitions, and 106.40% of non-performing loans at December 31, 2011, compared to 2.04% of gross loans, excluding loans acquired through FDIC-assisted acquisitions, and 81.79% of nonperforming loans at December 31, 2010.

 Our emphasis on originating commercial and consumer real estate and commercial and industrial loans is one of the more significant factors in evaluating the allowance for loan losses.  As we continue to increase our originations of these loans, increased provisions for loan losses may be necessary, resulting in decreased earnings.

Our regulators and external auditor periodically review our allowance for loan losses and may require us to recognize additions to the allowance based on their judgments about information available to them at the time of their review.  These increases in our allowance for loan losses or loan charge-offs may have a material adverse effect on our financial condition and results of operations.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation reserves, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as other real estate owned (“OREO”), and at certain other times during the asset’s holding period.  Our net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value).  A charge-off is recorded for any excess in the asset’s NBV over its fair value.  If our valuation process is incorrect, the fair value of our investments in real estate may not be sufficient to recover our NBV in such assets, resulting in the need for additional charge-offs.  Additional material charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations.  Our bank regulator periodically reviews our REO and may require us to recognize further charge-offs.  Any increase in our charge-offs, as required by our regulator, may have a material adverse effect on our financial condition and results of operations.

Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates, which may have an adverse effect on our financial condition.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings.  Fluctuations in market value may be caused by decreases in interest rates, lower market prices for securities and limited investor demand.  Our securities portfolio is evaluated for other-than-temporary impairment on at least a quarterly basis.  If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur.  Changes in interest rates can have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.  We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes.  At December 31, 2011, the change in net unrealized gain on securities available for sale from the level at December 31, 2010 was an increase of $5.5 million.

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

Changes in interest rates may affect the average life of loans and mortgage-related securities.  Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities, as borrowers refinance to reduce their borrowing costs.  Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.  Additionally, increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable-rate loans.  Also, increases in interest rates may extend the life of fixed-rate assets, which would limit the funds we have available to reinvest in higher-yielding alternatives, and may result in customers withdrawing certificates of deposit early so long as the early withdrawal penalty is less than the interest they could receive as a result of the higher interest rates.

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2011, the fair value of our portfolio of available-for-sale securities totaled $259.0 million.  Gross unrealized gains on these securities totaled $3.6 million, while gross unrealized losses on these securities totaled $1.2 million, resulting in a net unrealized gain of $2.4 million at December 31, 2011.

At December 31, 2011, the Company’s internal simulation model indicated that our net portfolio value would decrease by 0.3% if there was an instantaneous parallel 200 basis point increase in market interest rates.  See the Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk.

Our strategies to modify our interest rate risk profile may be difficult to implement.

Our asset/liability management strategies are designed to decrease our interest rate risk sensitivity.  One such strategy is increasing the amount of adjustable rate and/or short-term assets.  We offer adjustable rate loan products as a means to achieve this strategy.  The availability of lower rates on fixed-rate loans would generally create a decrease in borrower demand for adjustable rate assets.  Additionally, these adjustable-rate assets may prepay.  At December 31, 2011, 19.12% of our loan portfolio consisted of adjustable-rate loans, compared to 22.11% at December 31, 2010.

We also are managing our liabilities to moderate our interest rate risk sensitivity.  Customer demand is primarily for short-term certificates of deposit.  Using short-term liabilities to fund long-term, fixed-rate assets will increase the interest rate sensitivity of any financial institution.  We are utilizing FHLB advances and repurchase agreements to mitigate the impact of customer demand by lengthening the maturities of these advances or entering into longer term repurchase agreements, depending on liquidity or investment opportunities.

FHLB advances and repurchase agreements are entered into as liquidity is needed or to fund assets that provide for a spread considered sufficient by management.  If we are unable to originate adjustable rate assets at favorable rates or fund loan originations or securities purchases with long-term advances or structured borrowings, we may have difficulty executing this asset/liability management strategy and/or it may result in a reduction in profitability.

We face risks related to covenants in our loan sales to investors and secondary mortgage market conditions.

Our agreements with investors to sell our loans generally contain covenants that require us to repurchase loans under certain circumstances, including some delinquencies, or to return premiums paid by those investors if the loans are paid off early.  If we are required to repurchase sold loans under these covenants, they may be deemed troubled loans, with the potential for charge-offs and/or loss provision changes, which could impact our earnings and asset quality ratios adversely.  We did not incur any losses in conjunction with these agreements in 2011.

Our ability to sell loans on the secondary mortgage market is impacted by interest rate changes and investor demand or expected return.  If this market becomes less liquid, we may not be able to rely as much on loan sales to reduce our interest rate and credit risk.

We face significant operational risks.

We operate in many different financial service businesses and rely on the ability of our employees and systems to process a significant number of transactions.  Operational risk is the risk of loss from operations, including fraud by employees or outside persons, employees’ execution of incorrect or unauthorized transactions, data processing and technology errors or hacking and breaches of internal control systems.

A tightening of credit markets and liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business.  A tightening of the credit markets and the inability to obtain adequate funding to replace deposits and fund continued loan growth may affect asset growth, our earnings capability, and capital levels negatively. We rely on a number of different sources in order to meet our potential liquidity demands.  Our primary sources of liquidity are increases in deposit accounts, including brokered deposits, as well as cash flows from loan payments and our securities portfolio.  Borrowings, especially from the FHLB and repurchase agreements, also provide us with a source of funds to meet liquidity demands.  An inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a substantial negative effect on our liquidity.

Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically, or the financial services industry or economy in general.  Factors that could detrimentally impact our access to liquidity sources include adverse regulatory action against us or a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated.  Our ability to borrow also could be impaired by factors that are not specific to us, such as a disruption in the financial markets, negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations, or continued deterioration in credit markets.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  In that regard, a number of financial institutions have recently raised considerable amounts of capital in response to the deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values, and other factors.  Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or preferred stock.  The issuance of additional shares of common stock or convertible securities to new stockholders would be dilutive to our current stockholders.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions, and a number of other factors, many of which are outside our control, and on our financial performance.  Accordingly, we cannot assure our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

There may be future sales of additional common stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our common stock.

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities.  The market value of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or the perception that such sales could occur.

Our Board of Directors is authorized to issue additional common stock, as well as classes or series of preferred stock, generally without any action on the part of the stockholders.  In addition, the board has the power, generally without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over the common stock with respect to dividends or upon the liquidation, dissolution, or winding-up of our business and other terms.  If we issue preferred stock in the future that has a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding-up, or if we issue preferred stock with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market value of the common stock could be adversely affected.

Anti-takeover provisions could negatively impact our stockholders.

Provisions in our charter and bylaws, the corporate law of the State of Maryland and federal regulations could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the market price of any class of our equity securities, including our common stock.  These provisions include: a prohibition on voting shares of common stock beneficially owned in excess of 10% of total shares outstanding, supermajority voting requirements for certain business combinations with any person who beneficially owns more than 10% of our outstanding common stock; the election of directors to staggered terms of three years; advance notice requirements for nominations for election to our Board of Directors; and for proposing matters that stockholders may act on at stockholder meetings, a requirement that only directors may fill a vacancy in our Board of Directors, supermajority voting requirements to remove any of our directors and the other provisions of our charter.  Our charter also authorizes our Board of Directors to issue preferred stock, and preferred stock could be issued as a defensive measure in response to a takeover proposal.  In addition, pursuant to federal and state laws and regulations, as a general matter, no person or company, acting individually or in concert with others, may acquire more than 10% of our common stock without prior approval from our regulators.

These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock.  These provisions could also discourage proxy contests and make it more difficult for holders of our common stock to elect directors other than the candidates nominated by our Board of Directors.

The voting limitation provision in our charter could limit your voting rights as a holder of our common stock.

Our charter provides that any person or group who acquires beneficial ownership of our common stock in excess of 10% of the outstanding shares may not vote the excess shares.  Accordingly, if you acquire beneficial ownership of more than 10% of the outstanding shares of our common stock, your voting rights with respect to the common stock will not be commensurate with your economic interest in our company.

We currently hold a significant amount of bank-owned life insurance.

At December 31, 2011, we held $39.7 million of bank-owned life insurance (BOLI) on key employees and executives, with a cash surrender value of $15.6 million and plan to add another $7 million in 2012.  The policies are maintained to fund amounts owed under executive supplemental retirement plans.  The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes.  We continually monitor the financial strength of the various companies with whom we carry these policies.  However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value.  If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

If our investment in the FHLB of Atlanta becomes impaired, our earnings and stockholders’ equity could decrease.

At December 31, 2011, we owned $4.1 million in FHLB of Atlanta stock.  We are required to own this stock to be a member of and to obtain advances from our FHLB.  This stock is not marketable and can only be redeemed by our FHLB.  Our FHLB’s financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB stock to be deemed impaired, resulting in a decrease in our earnings and assets.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and our income.

The Bank and the Company are subject to extensive regulation, supervision, and examination by federal and state regulators, which have extensive discretion in connection with its supervisory and enforcement activities, including the ability to impose restrictions on a bank’s operations, reclassify assets, determine the adequacy of a bank’s allowance for loan losses and determine the level of deposit insurance premiums assessed.  Because our business is highly regulated, the laws and applicable regulations are subject to frequent change.  Any change in these regulations and oversight, whether in the form of regulatory policy, new regulations, or legislation or additional deposit insurance premiums could have a material impact on our operations.

In response to the recent financial crisis, Congress took actions that are intended to strengthen confidence and encourage liquidity in financial institutions, and the FDIC has taken actions to increase insurance coverage on deposit accounts.  The recently enacted Dodd-Frank Act provides for the creation of the CFPB, which has broad authority to issue regulations governing the services and products we provide consumers.  This additional regulation could increase our compliance costs and otherwise adversely impact our operations.  That legislation also contains provisions that, over time, could result in higher regulatory capital requirements and loan loss provisions for the Company and the Bank and may increase interest expense due to the ability to pay interest on all demand deposits.  The potential exists for additional federal or state laws and regulations, or changes in policy, affecting lending and funding practices and liquidity standards.  See “How We Are Regulated.”

In this recent economic downturn, federal and state banking regulators have been active in responding to concerns and trends identified in examinations and have issued many formal enforcement orders requiring capital ratios in excess of regulatory requirements.  The FDIC and GDBF govern the activities in which the Bank may engage, primarily for the protection of depositors and not for the protection or benefit of stockholders.  In addition, new laws and regulations may increase our costs of regulatory compliance and of doing business and otherwise affect our operations.  New laws and regulations may significantly affect the markets in which we do business, the markets for and value of our loans and investments, the fees we can charge and our ongoing operations, costs, and profitability.  For example, recent legislative proposals require changes to our overdraft protection programs that decrease the amount of fees we receive for these services.  During 2011, overdraft protection and nonsufficient fund fees totaled $4.1 million.  Further, legislative proposals limiting our rights as a creditor could result in credit losses or increased expense in pursuing our remedies as a creditor.

Increases in deposit insurance premiums and special FDIC assessments will negatively impact our earnings.

The Dodd-Frank Act established 1.35% of total insured deposits as the minimum reserve ratio.  The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of September 30, 2020.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the minimum reserve ratio to 1.35% from the former minimum of 1.15%.  The FDIC has not announced how it will implement this offset.  In addition to the statutory minimum ratio, the FDIC must set a designated reserve ratio or DRR, which may exceed the statutory minimum.  The FDIC has set 2.0% as the DRR.

As required by the Dodd-Frank Act, the FDIC has adopted final regulations under which insurance premiums are based on an institution's average consolidated total assets minus its tangible equity instead of its deposits.  While our FDIC insurance premiums initially may be reduced by these regulations, it is possible that our future insurance premiums will increase under the final regulations.  See “- How we are Regulated” and “Insurance of Accounts and Regulation by the FDIC.”

Strong competition within our market areas may limit our growth and profitability.

Competition in the banking and financial services industry is intense.  We compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, securities brokers, and investment banking firms operating locally and elsewhere.  Because of the many recent bank failures in Georgia and Florida, a number of new competitors that have acquired failed banks have entered our primary market areas.  Many of our competitors have substantially greater resources and lending limits than we have, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide.  In addition, larger competitors may be able to price loans and deposits more aggressively than we do.  Our profitability depends upon our continued ability to successfully compete in our market area.  The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our core deposits and interest earning assets.

Our accounting policies and methods impact how we report our financial condition and results of operations. Application of these policies and methods may require management to make estimates about matters that are uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations.  Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations.  In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under a different alternative.   These accounting policies are critical to presenting our financial condition and results of operations.  They may require management to make difficult, subjective or complex judgments about matters that are uncertain.  Materially different amounts could be reported under different conditions or using different assumptions.

Our controls and procedures may be ineffective.

We regularly review and update our internal controls, disclosure controls, and procedures and corporate governance policies and procedures.  As a result, we may incur increased costs to maintain and improve our controls and procedures.  Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.  Any failure or circumvention of our controls or procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations or financial condition.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems.  Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure, or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms, and other disruptive problems caused by hackers.  Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations.  Computer break-ins, phishing and other disruptions could jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and cause existing and potential customers to refrain from doing business with us.

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

The Implementation of our stock-based incentive plan may dilute stockholders’ ownership interests.

As of December 31, 2011, there were approximately 58,956 restricted shares and 117,673 stock options reserved for future awards under our two equity incentive plans.  These stock-based incentive plans may be funded either through open market purchases or from the issuance of authorized but unissued shares of Heritage common stock.  While our intention is to fund this plan through open market purchases, stockholders would experience approximately a 2.0% reduction in ownership interest in the event 176,629 newly issued shares of our common stock are issued upon exercise of stock options or issued as restricted stock under these plans.

Additional compensation and benefit expenses associated with the implementation of our stock-based incentive benefit plans will affect our profitability adversely.

As awards are granted under our two equity incentive plans, our non-interest expenses are likely to increase as we will recognize additional annual employee compensation and benefit expenses related to the shares granted to employees, executives and directors under these plans.  We cannot predict the actual amount of these new stock-related compensation and benefit expenses because applicable accounting practices require that expenses be based on the fair market value of the shares of common stock at specific points in the future; however, we expect them to be material.  In addition, we will recognize expense for our employee stock ownership plan when shares are committed to be released to participants’ accounts (i.e., as the loan used to acquire these shares is repaid), and we will recognize expense for restricted stock awards and stock options over the vesting period of awards made to recipients.

Our common stock trading volume may not provide adequate liquidity for investors.

Our common stock is listed on the Nasdaq Global Market.  However, the average daily trading volume in our common stock is less than that of many larger financial services companies.  A public trading market having the desired depth, liquidity, and orderliness depends on the presence of a sufficient number of willing buyers and sellers for our common stock at any given time.  This presence is impacted by general economic and market conditions and investors’ views of our Company.  Because our trading volume is limited, any significant sale of our shares is subject to significant volatility in the price of our common stock.

The ownership interest of management and employees could enable insiders to prevent a merger that may provide stockholders a premium for their shares.

Our directors and executive officers own 473,521 shares, or 5.4%, of the Company’s common stock and options for an additional 606,695 shares.  In addition, our employee stock ownership plan owns 7.5% of the outstanding shares of Heritage common stock.   This may result in management, directors, and employees controlling a significant percentage of shares of Heritage common stock.  If these individuals were to act together, they could have significant influence over the outcome of any stockholder vote.  This voting power may discourage a potential sale of Heritage that its public stockholders may desire.

Various factors may make takeover attempts more difficult to achieve.

Provisions of our articles of incorporation and bylaws, federal regulations, Georgia and Maryland law, and various other factors may make it more difficult for companies or persons to acquire control of Heritage without the consent of our Board of Directors.  Stockholders may want a takeover attempt to succeed because, for example, a potential acquiror could offer a premium over the then-prevailing market price of our common stock.

Item 1B. Unresolved Staff Comments

None.

Item 2.    Description of Properties

At December 31, 2011, we had 22 full-service offices, 11 mortgage loan production offices, one loan production office, and three investment offices.  At December 31, 2011, 20 full-service offices were owned by HeritageBank while two full-service offices were leased, and five mortgage loan production offices and two investment offices were located in existing full-service offices while six mortgage loan production offices, one loan production office, and one investment office were leased.  In 2011, we opened ten mortgage loan production offices and completed the construction of a full-service office located in Lee County, Georgia.  In the second quarter of 2011, we purchased four new full-service offices from the FDIC in connection with our purchase of a failed bank in southeast Georgia, west of Savannah, through an FDIC-assisted transaction.  In August 2011, we acquired one new full-service office through our purchase of a failed bank in Statesboro, Georgia through an FDIC-assisted transaction.  We will not exercise our option to purchase the property at appraised value from the FDIC during the first quarter of 2012.  Also in 2011, we began the construction of a full-service office located in Valdosta, Georgia, which is expected to be placed into service in 2012.

At December 31, 2011, one of our branch locations was held for sale.  We operate a full service branch at this location; however, we have excess office space at this location that we no longer use.  When this location is sold, we plan to leaseback the portion of the building needed for our branch or relocate by purchasing or leasing office space in the area.  For more information on our fixed assets, see Item 8 - Note 8 to the Notes to Consolidated Financial Statements.

Location	Owned or Leased	Net Book Value at December 31, 2011
		(In thousands)
MAIN OFFICE:
721 North Westover Boulevard
Albany, GA 31721	Owned	$4,340

GEORGIA FULL-SERVICE OFFICES:
Downtown(1)
310 West Oglethorpe Boulevard
Albany, GA 31701	Owned	1,080
East Albany
200 Loftus Drive
Albany GA 31705	Owned	592
Lee County
104 Heritage Ln
Leesburg, GA 31763	Owned	3,026
Sylvester
504 North Main Street
Sylvester, GA 31791	Owned	725
Reidsville
104 North Main Street
Reidsville, Georgia 30453	Owned	967
Collins
204 SW Main Street
Collins, Georgia 30421	Owned	120
Adel
301 W. Fourth Street
Adel, Georgia 31620	Owned	1,149
Baxley
198 East Parker Street
Baxley, Georgia 31513	Owned	298
Hazlehurst
22 East Jarman Street
Hazlehurst, Georgia 31539	Owned	227
Statesboro - Main Street
335 South Main Street
Statesboro, Georgia 30458	Owned	1,168
Statesboro - Main Street (3)
202 South Main Street
Statesboro, Georgia 30458	Leased
Statesboro - Northside Drive
726 Northside Drive
Statesboro, Georgia 30458	Owned	433
Springfield
802 South Laurel St
Springfield, GA 31329	Owned	1,151
Rincon
600 S Columbia Ave
Rincon, GA 31326	Owned	561
Guyton
109 W Central Ave
Guyton, GA 31312	Owned	350
Port Wentworth
7224 Hwy 21
Port Wentworth, GA	Owned	936
Valdosta (4)
3277 Inner Perimeter Road
Valdosta, GA 31604	Owned	1,546

Location	Owned or Leased	Net Book Value at December 31, 2011
Valdosta
103 Roosevelt Drive
Valdosta, Georgia 31602	Leased	-
Valdosta Loan Production Office
2935 North Ashley Street
Valdosta, Georgia 30253	Leased	-

GEORGIA MORTGAGE LOAN PRODUCTION OFFICES:
McDonough Mortgage Loan Production Office
2220 Keys Ferry Court
McDonough, Georgia 30253	Leased	-
Macon Mortgage Loan Production Office
3200 Riverside Dr
Macon, Georgia 31210	Leased	-
Gainesville Mortgage Loan Production Office
643 EE Butler Parkway
Gainesville, GA 30501	Leased	-
LaGrange Mortgage Loan Production Office
104 Greenville St
LaGrange, GA 30241	Leased	-
Warner Robins Mortgage Loan Production Office
339 Margie Drive
Warner Robins, GA 31088	Leased	-
Alpharetta Mortgage Loan Production Office
11675 Rainwater Dr
Alpharetta, GA 30009	Leased	-
Albany Investment Center
2829 Old Dawson Rd
Albany, GA 31707	Leased	-

FLORIDA FULL-SERVICE OFFICES:
Ocala-Heath Brook
4726 SW College Road
Ocala, Florida 34474	Owned	3,091
Ocala-Boulevard(2)
1409 East Silver Springs Boulevard
Ocala, Florida 34470	Owned	1,821
Lake City
463 West Duval Street
Lake City, FL 32055	Owned	533
____________________

(1)	This branch location is held for sale and its carrying value has been adjusted downward to reflect the anticipated sale proceeds.
(2)
The ground at this location is subject to a land lease that expires in 2072 and carries monthly rent of $1,100.  The building at this location is owned by HeritageBank, and the net book value reflects the carrying value for the building.

(3)	This location is currently owned by the FDIC.
(4)	This location is under construction. Construction is expected to be completed at the end of 2012.

Item 3.    Legal Proceedings

The Company is not a party to any pending claims or lawsuits that management believes would have a material effect on the Company's financial condition or results of operations.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq Global Market under the symbol “HBOS.”  The shares began trading on November 30, 2010.  Prior to that date, the shares of common stock of the Predecessor also traded on that market under the same symbol.  As of December 31, 2011, the Company estimates that it had approximately 1,825 stockholders, including approximately 845 beneficial owners holding shares in nominee or “street” name.

The following table sets forth the high and low sales prices of the shares of common stock of the Company and cash dividends paid to public stockholders, adjusted to reflect the 0.8377 exchange ratio in the second-step conversion that closed on November 30, 2010.

	High	Low	Dividends Paid Per Share(1)

2011
Fourth quarter (10/01/2011 through 12/31/2011)	$11.93	$10.01	$0.03
Third quarter (07/01/2011 through 09/30/2011)	12.18	10.07	0.03
Second quarter (04/01/2011 through 06/30/2011)	12.97	11.00	0.03
First quarter (01/01/2011 through 03/31/2011)	13.52	11.15	0.03

2010
Fourth quarter (10/01/2010 through 12/31/2010)	$12.75	$9.32	$0.11
Third quarter (07/01/2010 through 09/30/2010)	14.07	9.53	0.11
Second quarter (04/01/2010 through 06/30/2010)	15.52	12.92	0.11
First quarter (01/01/2010 through 03/31/2010)	14.55	9.26	0.11
________________
1.  All dividends paid by the Predecessor were paid to all stockholders, except Heritage MHC, which waived the dividend.

The Company intends to pay cash dividends on a quarterly basis and the continued payment of dividends also will depend on a number of factors, including our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions.  On February 22, 2012 the Company announced it would pay a quarterly cash dividend of $0.04 per share on March 23, 2012 to stockholders of record as of March 9, 2012.  No assurance can be given that we will continue to pay dividends or that they will not be reduced or eliminated in the future.

The Company’s ability to pay dividends depends on the Company’s unconsolidated available funds and earnings thereon, as well as dividends from HeritageBank.  Under the rules of the FRB, the Company is not permitted to pay dividends on its common stock if its stockholders’ equity would be reduced below the amount of the liquidation account established in connection with the conversion.  Similarly, HeritageBank will not be permitted to pay dividends to the Company, its sole stockholder, if HeritageBank’s stockholder’s equity would be reduced below the amount of the liquidation account established in connection with the conversion.  In addition, HeritageBank will not be permitted to make a capital distribution if, after making such distribution, capital would be below regulatory capital guidelines or if it does not receive FRB authorization to pay the dividend.  Georgia law and regulations imposes limits on dividend payments by HeritageBank and certain levels of dividends require the prior approval of the GDBF.  See Item 1 – Business – Limitations on Dividends and other Capital Distributions.

Maryland law generally limits dividends by Heritage to an amount equal to the excess of our capital surplus over payments that would be owed upon dissolution to stockholders whose preferential rights upon dissolution are superior to those receiving the dividend, and to an amount that would not make us insolvent.  Finally, pursuant to FRB regulations, during the three-year period following the conversion, we may not take any action to declare an extraordinary dividend to stockholders that would be treated by recipients as a tax-free return of capital for federal income tax purposes.

The Company has two equity incentive plans providing for the issuance of stock options, restricted stock, restricted share units and stock appreciation rights.  The first is a plan that originally was adopted by the Predecessor in May 2006 and became the Company’s plan in the second-step conversion, when awards and available shares under the plan were adjusted to reflect the 0.8377 exchange ratio.  In June 2011, the Company’s stockholders approved the second equity incentive plan, which reserved an additional 573,481 shares of common stock for the issuance of stock options, restricted stock, restricted share units and stock appreciation rights.  The following table includes certain information with respect to certain awards and remaining shares available for awards under these equity incentive plans as of December 31, 2011:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	738,560	$13.51	117,673
Equity compensation plans not approved by security holders	-	-	-

Total	738,560	$13.51	117,673

In July 2011, the Company’s Board of Directors authorized a stock repurchase program to acquire up to 163,852 shares.  Under this program 116,942 shares were repurchased during 2011 at a cost of $1.3 million.  The program will expire in July 2012 unless completed sooner or otherwise extended.  In December 2011, the Company’s Board of Directors authorized another stock repurchase program.  The program authorizes the Company to repurchase up to 435,000 shares.  Under this program the Company did not repurchase any shares during 2011.  The program will expire in December 2012 unless completed sooner or otherwise extended.  Information on the shares repurchased during 2011 is as follows:

Information on the shares purchased during  2011 is a follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July	-	$-	-	163,852
August	88,833	11.25	88,833	75,019
September	28,000	11.05	28,000	47,019
October	-	-	-	47,019
November	-	-	-	47,019
December	109	$10.98	109	481,910
Total	116,833	$$11.15	116,833	481,910

Item 6.    Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA OF
HERITAGE FINANCIAL GROUP, INC. AND ITS SUBSIDIARY

The summary financial information presented below is derived in part from the consolidated financial statements of Heritage and its subsidiary.  The information at December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010, and 2009 is derived in part from the audited consolidated financial statements of Heritage that are included in Item 8.  The information at December 31, 2008 and 2007, and for the years ended December 31, 2008 and 2007, is derived in part from audited consolidated financial statements that are not included in this Form 10-K.  However, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of the operations for the unaudited periods have been made.  The following information is only a summary, and you should read it in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Consolidated Financial Statements.

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Financial Condition Data:

Total assets	$1,089,852	$755,436	$571,948	$502,058	$468,672
Loans, net	553,126	410,896	328,078	297,537	300,257
Securities available for sale, at fair value:
U.S. government and agency securities and U.S Treasury Securities	45,737	89,032	30,462	21,165	14,996
Corporate and other debt securities	1,956	1,700	1,910	1,789	3,854
Mortgage-backed securities	162,963	128,143	58,410	65,408	55,598
State and municipal	48,204	19,160	29,122	27,511	31,878
Equity and other investments	157	342	621	268	1,540
Federal Home Loan Bank stock, at cost	4,067	3,703	3,253	3,186	2,970
Other equity securities, at cost	1,010	1,010	1,010	1,010	-
Deposits	884,187	534,243	426,607	338,546	330,629
Federal Home Loan Bank advances	35,000	62,500	42,500	52,500	50,000
Federal funds purchased and securities sold under repurchase agreements	35,049	32,421	32,843	41,497	15,288
Stockholders’ equity	124,136	119,340	60,817	62,213	65,592

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Selected Operations Data:

Total interest income	$39,449	$28,439	$23,401	$27,195	$27,997
Total interest expense	10,350	8,274	8,793	12,494	13,462
Net interest income	29,099	20,165	14,608	14,701	14,535
Provision for loan losses	2,800	5,500	7,500	3,350	1,178
Net interest income after provision for loan losses	26,204	14,665	7,108	11,351	13,357
Fees and service charges	7,811	6,177	4,953	5,245	5,129
Impairment loss on securities	(43)	-	-	(3,119)	-
Gain (loss) on sales of investment securities	684	294	909	235	(355)
Life insurance proceeds	32	916	-	-	-
Bargain purchase gain	4,217	2,722	-	-	-
Other noninterest income	4,766	2,375	1,925	2,227	1,916
Total noninterest income	17,467	12,484	7,787	4,588	6,690
Total noninterest expense	38,746	26,049	18,271	17,429	17,976
Income before tax expense (benefit)	4,925	1,099	(3,376)	(1,490)	2,071
Income tax expense (benefit)	1,100	(307)	(1,724)	(1,228)	(850)
Net income (loss)	$3,825	$1,406	$(1,652)	$(262)	$2,921

	Year Ended December 31,
	2011	2010	2009	2008	2007
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.39%	0.22%	(0.34%)	(0.05%)	0.66%
Return on average equity	3.12%	2.09%	(2.62%)	(0.41%)	4.55%
Dividend payout ratio	25.80%	49.08%	NM	NM	26.12%
Net interest spread	3.58%	3.55%	3.31%	3.16%	3.22%
Net interest margin	3.62%	3.66%	3.49%	3.45%	3.70%
Operating expense to average total assets(1)	3.92%	4.04%	3.72%	3.55%	4.05%
Average interest-earning assets to average interest-bearing liabilities	103.63%	107.36%	108.97%	110.34%	114.66%
Efficiency ratio	83.21%	79.79%	81.59%	90.36%	84.69%
Total loans to total deposits	63.41%	78.43%	78.32%	89.35%	92.15%

Asset Quality Ratios (excluding Loans acquired through FDIC-assisted acquisitions) (1) :
Nonperforming assets to total assets at end of period	0.95%	1.80%	1.81%	1.87%	0.76%
Nonperforming assets and troubled debt restructurings to total assets at end of period	1.53%	2.67%	2.35%	1.87%	0.76%
Nonperforming loans to total loans	1.62%	2.49%	2.53%	2.41%	1.05%
Nonperforming loans and troubled debt restructurings to total loans	3.06%	4.14%	3.48%	2.41%	1.05%
Allowance for loan losses to non-performing loans	106.40%	81.79%	71.61%	67.99%	137.49%
Allowance for loan losses to total loans	1.72%	2.04%	1.81%	1.64%	1.45%
Net charge offs to average loans outstanding(1)	0.91%	0.87%	2.13%	1.58%	0.29%

Capital Ratios:
Tangible equity to total assets at end of period	10.95%	15.41%	10.36%	12.19%	13.78%
Equity to total assets at end of period	11.39%	15.80%	10.63%	12.39%	14.00%
Average equity to average assets	12.42%	10.46%	12.84%	13.05%	14.47%

Common Share Data and Other Ratios:
Gross shares outstanding at year-end(3)	8,712,031	8,710,511	9,595,303	9,593,628	9,586,406
Less treasury stock(3)	-	-	883,843	832,253	515,967
Net shares outstanding at year-end(3)	8,712,031	8,710,511	8,711,460	8,761,375	9,070,439
Shares owned by Heritage, MHC(2) (3)	-	-	6,591,756	6,591,756	6,591,756
Public shares outstanding(3)	8,712,031	8,710,511	2,119,704	2,169,619	2,478,683
Unearned ESOP shares(3)	439,138	492,320	203,045	239,963	276,880

Book value per share(3)	$15.01	$14.52	$7.14	$7.30	$7.46
Tangible book value per share(3)	$14.42	$14.17	$6.96	$7.18	$7.35
Basic income (loss) per share(3)	$0.47	$0.17	$(0.20)	$(0.03)	$0.34
Diluted income (loss) per share(3)	$0.47	$0.17	$(0.20)	$(0.03)	$0.34

Cash dividends paid on public shares outstanding	$986,434	$690,125	$720,775	$786,914	$762,971
Cash dividends paid to Heritage MHC(2)	-	30,600	-	-	42,900
Cash dividends waived by Heritage MHC	-	2,802,195	2,518,040	2,203,285	1,845,630
Pro forma cash dividends that would have been paid without waiver(2)(3)	$986,434	$3,522,920	$3,238,765	$2,990,199	$2,651,501
Cash dividends per share (excluding shares held by Heritage MHC)(2)(3)	$0.12	$0.43	$0.32	$0.33	$0.29
Pro forma cash dividends per share (on all outstanding shares with no waiver by Heritage MHC) (3)	$0.12	$0.08	$0.08	$0.07	$0.08

Other Data:
Number of full-service offices	22	16	10	8	7
Mortgage loan production offices	11	1	-	-	-
________________
1.  Loans acquired through FDIC-assisted acquisitions are recorded in our assets at a discount from the contractual principal value.  See Item 8 – Notes 2 and 4 of the Notes to Consolidated Financial Statements.

2. Effective November 30, 2010, Heritage MHC was eliminated in the second-step conversion, and all dividends declared from that date are paid to all stockholders.
3. All prior year common share data and per share calculations have been adjusted to reflect the 0.8377 share exchange.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Heritage Financial Group, Inc. (“Heritage” or the “Company”) is a Maryland corporation that was organized in 2010 to become the holding company of HeritageBank after the completion of a second-step conversion and related public offering.  In the conversion, Heritage succeeded to all of the business and operations of Heritage Financial Group and Heritage MHC, which merged into the Company and thereby converted from a mutual holding company structure to a stock holding company structure.  Its stock trades on the Nasdaq Global Market under the symbol “HBOS.”

The principal business of Heritage is operating its wholly owned subsidiary, HeritageBank.  On an unconsolidated basis, Heritage has no significant assets, other than 100% of the outstanding common stock of HeritageBank, the liquid assets it acquired with the net proceeds it retained from the offering and the loan to the employee stock ownership plan and certain liquid assets, and it has no significant liabilities.  Heritage uses staff and offices of HeritageBank and pays HeritageBank for these services.  If Heritage expands or changes its business in the future, it may hire its own employees.  In the future, it may pursue other business activities, including mergers and acquisitions, investment alternatives and diversification of operations.  There are, however, no current understandings or agreements for these activities.

HeritageBank was originally chartered in 1955 as a federal credit union, serving the Marine Corps Logistic Base in Albany, Georgia.  Over the years, it evolved into a full-service, multi-branch community credit union in Dougherty, Lee, Mitchell and Worth counties in Georgia.  It was converted from a federal credit union charter to a federal mutual savings bank in July 2001.  The objective of that charter conversion was to better serve customers and the local community though the broader lending ability of a savings bank and to expand our customer base beyond the limited field of membership permitted for credit unions.  In February 2002, HeritageBank converted to stock form in a reorganization into a two-tier mutual holding company structure, which was eliminated in the second-step conversion.  On January 1, 2005, HeritageBank converted to a Georgia-chartered stock savings bank because that charter best suited continued efforts to grow and expand our commercial business.  We now operate from 22 full-service branch locations, 11 mortgage production offices, and 3 investment offices located throughout Georgia and Florida market footprint.

The principal business of HeritageBank consists of attracting retail and commercial deposits from the general public and investing those funds primarily in permanent loans secured by first mortgages on owner-occupied, one- to four-family residences, multifamily residences and commercial property, and a variety of consumer and commercial business loans.  Revenues from this business are derived principally from interest on loans and securities and fee income.

HeritageBank offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings accounts, money market deposit, term certificate accounts, and checking accounts.  The Bank solicits deposits in our market areas.

Our results of operations depend primarily on our net interest income.  Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans and investments,  and the interest we pay on our interest-bearing liabilities, consisting of savings and checking accounts, money market accounts, time deposits, federal funds purchased, and securities sold under agreements to repurchase and borrowings.  Our results of operations also are affected by our provisions for loan losses, noninterest income and noninterest expense.  Noninterest income consists primarily of service charges on deposit accounts, mortgage banking income, transaction fees, bank-owned life insurance, commissions from investment services, and net accretion for the FDIC loss-share receivable.  Noninterest expense consists primarily of salaries and employee benefits, occupancy, equipment and data processing, advertising, professional fees and other costs.  Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

HeritageBank is subject to extensive regulation by the Georgia Department of Banking and Finance and the FDIC.  As the holding company of HeritageBank, the Company is subject to regulation by the GDBF and the FRB.

Critical Accounting Policies

We have established certain accounting and financial reporting policies to govern the application of accounting principles generally accepted in the United States of America (“GAAP”) in the preparation of our financial statements.  Our significant accounting policies are described in Item 8 - Notes to Consolidated Financial Statements.  Certain accounting policies involve significant judgments and assumptions by management which has a material impact on the carrying value of certain assets and liabilities.  The judgments and assumptions used by management are based on historical experience and other factors that are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions made by management, actual results could differ from the judgments and estimates adopted by management, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.  We believe the following accounting policies applied by us represent critical accounting policies.  For more information on our accounting policies, see Item 8 - Note 1 of the Notes to Consolidated Financial Statements.

Acquisition Accounting. GAAP requires the use of fair value accounting in determining the carrying values of certain assets and liabilities acquired in business combinations and accordingly we recorded assets purchased and liabilities assumed in our FDIC-assisted acquisitions at their fair values. The fair value of the loan portfolios acquired in these transactions was recorded and is being accounted for under the principles prescribed by ASC 310.

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

The loss-share agreements also include a provision whereby if our losses do not exceed a calculated threshold, we are obligated to compensate the FDIC. This is referred as a clawback liability and, if applicable, is paid at the end of ten years. The formula for the clawback liability varies from transaction-to-transaction and will be calculated using the formula provided in the individual loss-sharing agreements and will not be consolidated into one calculation.  The FDIC receivable for loss-sharing agreements is measured separately from the related covered assets because it is not contractually embedded in the assets and is not transferable if we sell the assets. We will review and update the fair value of the FDIC receivable at each reporting date in conjunction with the re-estimation of cash flows. The FDIC receivable will fluctuate as loss estimates and expected cash flows related to covered loans and other real estate owned change.

Allowance for Loan Losses (ALLL).  The Company establishes provisions for loan losses, which are charged to operations, at a level we believe will reflect probable credit losses based on historical loss trends and an evaluation of specific credits in the loan portfolio.

In evaluating the level of the allowance for loan losses, we consider the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and past due status and trends.

We analyze the non-FDIC acquired loan portfolios through the use of pools of homogenous loan types and through a specific quarterly review of larger problem loans. It is expected that a certain percentage of loans will move through the asset quality grades from pass, to classified, and ultimately loss.  See Item 8 - Note 4 of the Notes to Consolidated Financial Statements for more information on asset quality grade.   We evaluate our non-FDIC loan portfolio through review of four loan pool categories.

1.	Pass credits with risk ratings 1-4
2.	Other assets especially mentioned with risk rating 5
3.	Substandard with risk rating 6 and still accruing
4.	Impaired Loans – Nonaccrual and troubled debt restructures

The allowance consists of two components:
1.
A general amount – We analyze the historical migration of loans through each risk rating category and analyze the history of losses as it relates to the various loan types and collateral types in order to evaluate and estimate the volume and magnitude of the expected loss. These risk factors and other factors are applied to our review of the loan Pass credits within the risk ratings 1-4 pool and other assets especially mentioned within the risk rating 5 pool. These factors are applied to the substandard pool; however, in addition to reviewing the pool, a select group of individual loans are reviewed individually.  The results of the individual reviews are factored in with the historical loss analysis and applied to the pool.

2.
A specific amount – Impaired loans are reviewed individually for specific amounts that are representative of identified credit exposures that are readily predictable by the current performance of the borrower and underlying collateral.

Even though the ALLL is composed of two components, the entire ALLL is available to absorb any credit losses.

The Company assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses as necessary in order to maintain the proper level of allowance.  While the Company uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, with such losses being both probable and reasonably estimable.  The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

Income Taxes.  The calculation of our income tax expense requires significant judgment and the use of estimates. We periodically assess tax positions based on current tax developments, including enacted statutory, judicial and regulatory guidance. In analyzing our overall tax position, we consider the amount and timing of recognizing income tax liabilities and benefits. In applying the tax and accounting guidance to the facts and circumstances, we adjust income tax balances appropriately through the income tax provision. We maintain reserves for income tax uncertainties at levels we believe are adequate to absorb probable payments.  Actual amounts paid, if any, could differ significantly from income tax estimates.

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

Estimates of Fair Value.  The estimation of fair value is significant to a number of Heritage’s assets, including, but not limited to, investment securities, goodwill, other real estate owned and other repossessed assets.  These are all recorded at either fair value or at the lower of cost or fair value.  Fair values are volatile and may be influenced by a number of factors.  Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates.  Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary.

Fair values for most investment securities are based on quoted market prices.  If quoted market prices are not available, fair values are based on the quoted prices of similar instruments.  The fair values of other real estate owned typically are determined based on appraisals by third parties, less estimated costs to sell.  Estimates of fair value also are required in performing an impairment analysis of goodwill.  Heritage reviews goodwill for impairment on at least an annual basis and whenever events or circumstances indicate the carrying value may not be recoverable.  Impairment would be applicable if the carrying value exceeds the fair value of a reporting unit.

Recent Accounting Standards

For discussion of Recent Accounting Standards, please see Item 8 - Note 1 of the Notes to Consolidated Financial Statements.

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

Expansion Efforts.  A key element of our business strategy is increasing our presence and growing the “Heritage” brand in the markets we currently serve and expanding our operations beyond our original southwest Georgia market by entering new markets in other parts of southern and central Georgia, north central Florida and other adjacent communities that present attractive opportunities for expansion consistent with our capital availability.

During 2011, we made two assisted transactions under loss-share agreements with the Federal Deposit Insurance Corporation (“FDIC”), which significantly increased our asset size and deposit base.  In each of these transactions, we entered into a loss-share agreement under which the FDIC will reimburse us for 80% of the losses on covered loans and other real estate owned.  We also expanded out Georgia footprint in 2011 by opening up mortgage production offices in Alpharetta, Gainesville, LaGrange, and Macon.

In February 2011, we acquired four branch offices west of Savannah, in Springfield, Guyton, Rincon, and Port Wentworth, Georgia, through an FDIC-assisted transaction.  In that acquisition, we acquired $215.0 million in assets, including $139.2 million in loans with a fair value of $72.7 million and assumed $212.5 million of the liabilities, including $206.3 million in deposits of the former Citizens Bank of Effingham.  Under the loss-share agreement, the FDIC will provide reimbursement for losses on $152.9 million of covered loans and other real estate owned acquired in the acquisition.  The $215.0 million of acquired assets were purchased at a $25.1 million discount, which was approximately 11.7% of assets acquired and a 16.4% discount to covered assets.  This acquisition expanded our footprint into the Savannah, Georgia market.

In August 2011, we acquired one branch office in Statesboro, Georgia, through an FDIC-assisted transaction.  In that acquisition, we acquired $156.2 million in assets, including $108.0 million in loans with a fair value of $68.1 million and assumed $138.7 million of the liabilities, including $137.2 million in deposits of the former First Southern National Bank.  Under the loss-share agreement, the FDIC will provide reimbursement for losses on $107.8 million of covered loans and other real estate owned acquired in the acquisition.  The $156.2 million of acquired assets were purchased at a $16.3 million discount, which was approximately 10.4% of assets acquired and a 15.1% discount to covered assets.  This acquisition expanded our footprint in the Statesboro, Georgia market.

See Item 8 - Note 2 of the Notes to Consolidated Financial Statements for additional information about these acquisitions.

We have pursued this expansion program through both prudent, disciplined internal growth and strategic acquisitions.  Because many of the financial institutions in our market areas are experiencing financial difficulties, these opportunities have increased in recent months.  As those troubled banks have closed or curtailed their lending activities, disposed of assets or sold branches to improve their capital levels, we have experienced increased loan demand and branch acquisition opportunities, hired highly regarded and experienced lending officers and commercial bankers and expanded into new market areas that are contiguous to our existing market areas. Our recent activities reflect our ability to take advantage of these expansion opportunities.

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

Core Business.  Our core business is composed of the following:

Commercial Banking and Small Business Lending.  We focus on the commercial real estate and business needs of individuals and small to medium-sized businesses in our market area.  In addition, we focus on high net worth individuals and small business owners.  The commercial banking department is composed of seasoned commercial lenders and a support staff with extensive commercial banking experience.

Retail Banking.  We currently operate a network of 22 branches located in southern and central Georgia and north central Florida.  Each office is staffed with knowledgeable banking professionals who strive to deliver quality service.

Mortgage Lending.  Staffed with experienced mortgage originators and processors, our mortgage lending department originates residential mortgage loans that are primarily sold in the secondary market through 11 production offices throughout central and southern Georgia and north central Florida.  We collect a fee on the origination of these loans.  We opened ten new mortgage production offices in 2011 and hired experienced mortgage sales and operation managers and originators both within and outside of our branch network.

Brokerage/Investment Services.  We offer investment products, life, health, disability and long-term care insurance through our brokerage department.  We also added two advisors in 2011 to better serve our market footprint.

Comparison of Financial Condition at December 31, 2011 and December 31, 2010

General.  Total assets increased by $334.4 million, or 44.3%, to $1.1 billion at December 31, 2011, from $755.4 million at December 31, 2010.  Cash and due from banks increased $5.7 million, or 19.9%, to $34.5 million at December 31, 2011 from $28.8 million at December 31, 2010.  Total interest-earning assets increased $220.7 million, or 32.9%, to $891.9 million at December 31, 2011, from $671.2 million at December 31, 2010.  Loans, including loans held for sale, increased $149.1 million, and securities available for sale increased $20.6 million, federal funds increased $19.0 million and interest-bearing deposits in banks increased $32.1 million.  At the same time, deposits increased by $350.0 million, borrowings decreased by $24.9 million, and stockholders’ equity increased by $4.8 million.

Cash and Securities.  We decreased our liquidity position as a percentage of total assets to utilize excess liquidity to grow interest earning assets primarily through FDIC-assisted acquisitions in 2011 but did increase the liquidity position on an aggregate basis.  Cash and securities (including bank deposits and federal funds sold) increased in the aggregate $77.6 million, or 27.6%, to $358.4 million, or 32.9% of total assets, at December 31, 2011, from $280.8 million, or 37.2% of total assets, at December 31, 2010.

	At December 31,		Amount	Percent
	2011	2010	Change	Change
	(Dollars in thousands)
Cash and due from banks	$34,521	$28,803	$5,718	19.85%
Interest-bearing deposits in banks	43,101	10,912	32,189	294.99
Federal funds sold	21,753	2,700	19,053	705.67
Securities available for sale, at fair value	259,017	238,377	20,640	8.66
Total	$358,392	$280,792	$77,600	27.64%

The increase in cash and due from banks was primarily the result of our increased branch network and customer base as compared to the prior year.  The increase in interest-bearing deposits in banks and federal funds sold was the result of the cash and cash equivalents acquired through the FDIC-assisted acquisitions in 2011 coupled with our success in liquidating some of the FDIC-assisted acquired assets during the year.  The increase in securities available for sale was the result of $35.7 million in securities acquired through FDIC-assisted acquisitions in 2011 partially offset by a reduction in those investment portfolios prior to year-end.

At December 31, 2011, our securities portfolio consisted of $45.7 million in U.S. Government agency securities, $163.0 million U.S. government agency mortgage-backed securities, $48.2 million in state and municipal securities, and $2.1 million in corporate debt and equity securities.  These corporate debt and equity securities had a net unrealized loss based on fair value of $254,000.  We currently intend on holding these securities to maturity.  Based on our quarterly impairment analysis of these securities, one corporate equity security was other than temporarily impaired through non-interest income by $43,000 at December 31, 2011.  We believe it is probable that we will be able to collect the amounts due under the contractual terms of the remainder of the securities portfolio.  Therefore we do not believe any other securities expressed other than temporary impairment at December 31, 2011.  See Item 8 - Note 3 of the Notes to Consolidated Financial Statements for additional information about our securities portfolio and impairment analysis at December 31, 2011.

We expect to continue gradually lowering our excess liquidity balance on a percent of total assets basis in cash, funds due from banks, federal funds sold, and securities in 2012.  We believe that utilizing some of our excess liquidity to increase our loan portfolio or fund deposit run-off is a prudent strategy to maintain through 2012.

Loans.  Our loan portfolio increased $141.6 million, or 33.8%, to $560.6 million at December 31, 2011, from $419.0 million at December 31, 2010.  Overall, this increase reflects an increase in loans acquired through FDIC-assisted acquisitions of $104.8 million and organic loan growth across our market footprint of $36.8 million.

The following table reflects the changes in the types of loans in our portfolio at the end of 2011 as compared to the end of 2010.

	December 31,		Amount	Percentage
	2011	2010	Change	Change
Commercial real estate:
Non Residential	$138,970	$110,079	$28,891	26.25%
Multifamily	15,797	13,598	2,199	16.17
Farmland	17,921	12,339	5,582	45.24
Total commercial real estate loans	172,688	136,016	36,672	26.96

Construction and land	26,804	24,522	2,282	9.31

Consumer real estate:
Mortgage loans, 1-4 families	129,745	131,293	(1,548)	(1.18)
Home equity	26,154	26,091	63	0.24
Total consumer real estate loans	155,899	157,384	(1,485)	(0.94)

Consumer and other:
Indirect auto loans	3,741	8,646	(4,905)	(56.73)
Direct auto loans	6,430	8,446	(2,016)	(23.87)
Other	13,701	10,023	3,678	36.70
Total consumer loans	23,872	27,115	(3,243)	(11.96)

Commercial and industrial loans	55,179	52,589	2,590	4.92

	434,442	397,626	36,816	9.26
Loans acquired through FDIC-assisted acquisitions
Non-Covered	18,721	21,371	(2,650)	(12.40)
Covered	107,457	-	107,457	100.00
Total loans	$560,620	$418,997	$141,623	33.80%

Overall the change in the loan portfolio is consistent with our strategy to grow our loans acquired through FDIC-assisted acquisitions and organically grow our nonresidential commercial real estate lending.  The increase in commercial real estate and commercial and industrial loans reflects our continued emphasis on commercial lending.  The increase in farmland loans reflects solid growth in our southeast and southwest Georgia agricultural markets.   The increase in multifamily mortgages reflects an increased emphasis on lending in this area.  The decreases in consumer real estate and consumer and other loans reflect the continued downward pressure experienced throughout our market footprint as a result of the economic recession.

Due to our renewed focus on finding new lending relationships from high-quality borrowers in 2011, we expanded our core loan portfolio by $36.8 million.  We also see more opportunities to take market share from the regional and community banks competing within our market footprint.  We continue to seek opportunities to grow our loan portfolio through organic growth, branch acquisitions, loan purchases, FDIC-assisted opportunities, and whole bank acquisitions.

At December 31, 2011, we had approximately $7.5 million in loans held for sale, which are mortgage loans generated to be sold to investors, and compares to $225,000 at the end of 2010.  The increase was driven by our 2011 expansion of ten mortgage loan production offices.  We typically hold these loans for thirty days and earn the stated rate on the note until they are purchased by the investor.

Delinquencies and Nonperforming Assets.  As of December 31, 2011, our total loans delinquent for 30 to 89 days was $371,000 or 0.09% of total loans, excluding FDIC-assisted acquired loans.

At December 31, 2011, our nonperforming assets totaled $10.4 million, or 0.95% of total assets, compared to $13.6 million, or 1.80% of total assets at December 31, 2010.  This $3.2 million, or 23.5% decrease is the result of improvement in our ability to resolve problem assets and improvement in our nonperforming trends.

Our loan portfolio has included loans acquired in FDIC-assisted acquisitions since December 2009, which are generally recorded in our assets at a deep discount from the contractual principal value and accounted for under ASC 310-30.  See Item 8 - Note 4 of the Notes to Consolidated Financial Statements.  These loans acquired through FDIC-assisted acquisitions are excluded from the delinquent loan tables below because they are accounted for in a different manner.  See Item 8 – Note 2 of the Notes to Consolidated Financial Statements.  At December 31, 2011, we had troubled debt restructurings totaling $10.4 million, which involve forgiving a portion of interest or principal on loans or making loans at a rate materially below market.  Included in nonperforming loans at December 31, 2011, are troubled debt restructurings of $4.2 million.

The table below sets forth the amounts and categories of non-performing assets in our loan portfolio, excluding loans and foreclosed assets acquired through FDIC-assisted acquisitions, at the dates indicated.

	Non-performing Assets at December 31,
	2011	2010	Amount Change	Percent Change
	(Dollars in thousands)
Non-accruing loans	$7,043	$9,905	$(2,862)	(28.89)%
Foreclosed assets	3,356	3,689	(333)	(9.03)
Total	$10,399	$13,594	$(3,195)	(23.50)%

Non-performing loans to total loans decreased to 1.62% of total loans at the end of 2011 from 2.49% at the end of 2010.

At December 31, 2011, our largest non-performing loan was $1.9 million secured by residential and commercial properties throughout southwest Georgia.  The remainder of our non-performing loans consists of various consumer and commercial loans, none exceeding $1.0 million.  Current appraisals on real estate loans, expected cost of foreclosure or other disposition, and other probable losses on these loans are considered in our analysis of the allowance for loan losses.

Foreclosed assets, excluding assets acquired through FDIC-assisted acquisitions, decreased from $3.7 million at December 31, 2010, to $3.4 million at December 31, 2011. The Company continues to aggressively confront credit quality issues in its loan portfolio.  Foreclosed assets, which consist almost entirely of OREO, experienced additions in excess of sales for 2011.  However, write-downs were the primary reason for the decrease from the prior year.   At December 31, 2011, our largest OREO was $1.4 million on undeveloped property in the Atlanta metropolitan market.  Our next largest was $1.1 million secured by 20.1 acres of land in Ocala, Florida. We believe the current value represents our estimated disposition value based on current appraisals and market data.  The remainder of our foreclosed assets consists of various properties, primarily located in southwest Georgia, with no single property having a book value greater than $1.0 million.  All of these properties are being marketed actively for disposition.  During 2011, we had gross proceeds on sales of OREO, excluding assets acquired through FDIC-assisted acquisitions, of approximately $1.7 million and recorded net losses of approximately $388,000 on those sales.

Our internally criticized (watch list) and classified assets, excluding loans acquired through FDIC-assisted acquisitions, totaled $33.2 million at December 31, 2011, compared to $37.8 million at December 31, 2010.  This includes loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.  These balances include the aforementioned nonperforming loans, other real estate, and repossessed assets.  These loans have been considered in management's determination of the adequacy of our allowance for loan losses.  Our internal loan review processes strive to identify weaknesses in loans prior to performance issues.  However, our processes do not always provide sufficient time to work out plans with borrowers that would avoid foreclosure and/or losses.

We continue to see weakness in our loan portfolio as economic conditions remain difficult.  We expect this situation to continue until we see improvement in the overall economy.  We have taken actions to prevent losses in our current portfolio, including the development of a special assets committee.  We have also taken steps to better evaluate the capital and liquidity positions of our commercial loan guarantors, particularly those involved in commercial real estate construction and development.

Allowance for Loan Losses.  Our allowance for loan losses at December 31, 2011 was $7.5 million compared to $8.1 million at December 31, 2010.  Excluding loans acquired through FDIC-assisted acquisitions, the allowance for loan losses to total loans was 1.72% at December 31, 2011 and 2.04% at December 31, 2010.  This decrease reflects improving credit trends in our loan portfolio; however, we are cautiously optimistic the improvement will continue into 2012.

The following table sets forth asset quality information, excluding loans acquired in FDIC-assisted acquisitions for the periods indicated:

	At and For the Year Ended
	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Allowance for loan losses to total loans	1.72%	2.04%
Allowance for loan losses to average loans	1.32	2.03
Allowance for loan losses to non-performing loans	106.40	81.79

Loans 30 to 89 days past due and still accruing	$371	$1,879

Nonaccrual loans	$7,043	$9,905
Loans 90 days past due and still accruing	-	-
Total non-performing loans	7,043	9,905
Other real estate owned and repossessed assets	3,356	3,689
Total non-performing assets	$10,399	$13,594

Non-performing loans to total loans	1.62%	2.49%
Non-performing assets to total assets	0.95	1.80
Net charge-offs to average loans (annualized)	0.91	0.87
Net charge-offs	$3,502	$3,459

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

Premises and Equipment. Premises and equipment increased $8.1 million, or 37.9%, at December 31, 2011, of which approximately $3.2 million was due to acquiring four branches in the second quarter of 2011 from the FDIC related to the FDIC-assisted acquisition of Citizens Bank of Effingham, and $2.5 million related to the construction of the Lee County, Georgia branch completed in the third quarter of 2011.  In addition, we have begun construction on a new branch in Valdosta, Georgia, scheduled to open in 2012, at an approximate cost of $1.9 million.

FDIC Loss-share Receivable. The FDIC loss-share receivable was $83.9 million at December 31, 2011 and represents the present value of 80% of our expected losses and reimbursable expenses associated with the covered assets acquired through FDIC-assisted acquisitions in 2011.  At December 31, 2011, $3.1 million in reimbursements from the FDIC had been recorded and net accretion totaled $381,000.

Intangible Assets, Goodwill and Other Assets.  Intangible assets and goodwill increased from $2.9 million by 66.5% to $4.8 million, primarily related to the core deposit intangibles recorded for our two FDIC-assisted acquisitions in 2011.  Additionally, we recorded $692,000 in amortization expense related to core deposit intangibles in 2011.

Cash surrender value of bank owned life insurance (“BOLI”) increased from $15.0 million at December 31, 2010 to $15.6 million at December 31, 2011 as the value of those policies grew in value during 2011.  Other assets increased 7.6% during 2011, primarily due to an increase in receivables from the FDIC as a result of our 2011 FDIC-assisted transactions.

Deposits.  Total deposits increased $350.0 million, or 65.5%, to $884.2 million at December 31, 2011 compared with $534.2 million at December 31, 2010, primarily as a result of the two FDIC-assisted acquisitions in 2011.  A summary of deposit accounts with the corresponding weighted average cost of funds is presented below (in thousands).

	As of December 31, 2011		As of December 31, 2010
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Checking (noninterest)	$78,823	0.00%	$44,769	0.00%
NOW (interest)	151,765	0.28	109,329	1
Savings	60,552	0.16	48,762	0.22
Money Market	284,268	0.56	162,343	1.38
Certificates	308,779	1.67	169,040	1.65
Total	$884,187	0.89%	$534,243	1.28%

Borrowings and Other Liabilities.  The total amount of other borrowings decreased by $27.5 million from $62.5 million at the end of 2010 to $35.0 million at the end of 2011, as we reduced borrowings with excess liquidity.  The weighted average rate on these advances was 3.68% in 2011 compared to 3.70% in 2010.  Federal funds purchased increased by $1.5 million and securities sold under agreements to repurchase increased by $1.1  million for a net increase of $2.6 million, or 8.1%, as a result of an increase in our Fed Funds purchased from Chattahoochee Bank of Georgia and due to the increased commercial accounts with corresponding repurchase agreements.

Equity.  Total equity increased $4.8 million to $124.1 million at December 31, 2011, compared with $119.3 million at December 31, 2010, primarily driven by 2011 net income of $3.8 million.  In addition, stock-based compensation of $728,000, the allocation of $620,000 in ESOP shares, and other comprehensive income of $1.8 million also increased equity, which was offset by the repurchase of common shares of $1.3 million and dividends of $987,000 paid during the year.

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

	Year Ended December 31,
	2011				2010				2009
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Loans	$512,956		$33,428	6.53%	$379,461		$23,800	6.28%	$299,399		$18,555	6.21%
Loans Held for Sale	4,137		297	4.00	235		10	4.26	-		-	-
Taxable investment securities	197,739		4,536	2.29	118,204		3,495	2.96	84,455		3,604	4.27
Tax-exempt investment Securities	22,424		880	5.95	24,097		960	3.98	29,883		1,174	5.95
Federal funds sold	23,563		60	0.26	17,472		45	0.26	21,102		54	0.25
Interest-bearing deposits with banks	54,867		248	0.56	26,075		129	0.50	1,931		14	0.72
Total interest-earning assets	815,686		39,449	4.89	565,544		28,439	5.03	436,770		23,401	5.50

Interest-Bearing Liabilities:
Interest-bearing demand	135,608		817	0.60	92,147		917	1.00	50,679		534	1.05
Savings and money market	288,378		2,368	0.82	186,870		2,030	1.09	122,453		1,553	1.27
Retail time deposits	271,634		4,178	1.54	159,366		2,554	1.60	122,332		3,788	3.10
Wholesale time deposits	11,666		187	1.60	11,293		258	2.29	17,981		597	3.32
Borrowings	79,856		2,800	3.51	77,081		2,515	3.26	87,380		2,322	2.66
Total interest- bearing liabilities	787,142		10,350	1.31	526,757		8,274	1.57	400,825		8,794	2.19

Net interest income			$29,099				$20,165				$14,607
Net interest rate spread				3.58%				3.55%				3.31%
Net earning assets	$28,544				$38,787				$35,945
Net interest margin				3.62%				3.66%				3.49%

Average interest- earning assets to average interest- bearing liabilities	1.04	x			1.07	x			1.09	x

Rate/Volume Analysis

The following schedule presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  It distinguishes between the changes related to outstanding balances and those due to the changes in interest rates.  The change in interest attributable to rate has been determined by applying the change in rate between years to average balances outstanding in the later year.  The change in interest due to volume has been determined by applying the rate from the earlier year to the change in average balances outstanding between years.  Changes that are not solely due to volume have been consistently attributed to rate.

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2011 vs. 2010			2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$7,579	$2,049	$9,628	$4,827	$417	$5,244	$(592)	$(1,735)	$(2,327)
Loans held for sale	288	(1)	287	10	-	10
Taxable investment securities	1,801	(760)	1,041	1,012	(1,121)	(109)	(266)	(1,020)	(1,286)
Tax exempt investment securities	(67)	(13)	(80)	(245)	31	(214)	6	(8)	(2)
Federal funds sold	15	-	15	(10)	2	(8)	77	(255)	(178)
Interest bearing deposits with banks	102	17	119	121	(6)	115	15	(16)	(1)

Total interest-earning assets	$9,718	$1,292	$11,010	$5,715	$(677)	5,038	$(760)	$(3,034)	(3,794)

Interest-bearing liabilities:

Interest bearing demand	345	(445)	(100)	410	(27)	383	$81	$(33)	$48
Savings and money market	991	(653)	338	968	(490)	478	509	(346)	163
Retail time deposits	2,535	(911)	1,624	(162)	(1,072)	(1,234)	(148)	(1,347)	(1,495)
Wholesale time deposits	(26)	(45)	(71)	(187)	(154)	(341)	(877)	(410)	(1,287)
Borrowings	135	150	285	(146)	340	194	(432)	(697)	(1,129)

Total interest-bearing liabilities	$3,980	(1,904)	$2,076	$883	(1,403)	(520)	$(867)	$(2,833)	(3,700)

Net interest income			$8,934			$5,558			$(94)

Comparison of Operating Results for the Year Ended December 31, 2011 and December 31, 2010

General.  During the year ended December 31, 2011, we recorded net income of $3.8 million, or $0.47 basic and diluted earnings per share, compared to a net income of $1.4 million, or $0.17 basic and diluted earnings per share, for the year ended December 31, 2010.  This $2.4 million improvement in operating results reflects an increase in net interest income, a decrease in loan loss provision expense, and an increase in noninterest income, which were partially offset by an increase in noninterest expense.

Interest Income.  Total interest income for the year ended December 31, 2011 increased $11.0 million, or 38.7%, to $39.4 million, compared to $28.4 million during 2010.  The increase was due to a $250.1 million, or 44.2%, increase in average interest-earning assets during 2011 to $815.7 million, compared to $565.5 million during 2010.  This increase in average interest-earning assets was due primarily to the two FDIC-assisted acquisitions completed in 2011 and, to a lesser extent, organic loan growth.  This increase in the average balance of earning assets was offset by a 23 basis point decrease in yield on interest-earning assets to 4.89% during 2011 as compared to 5.12% in 2010, as a result of the effects of the rate cuts by the Board of Governors of the Federal Reserve System since 2007.

Interest income on loans for 2011 was $33.4 million compared to $23.8 million for 2010.  The $9.6 million increase in interest income on loans was primarily a result of the loans acquired in our FDIC-assisted transactions and our expansion in new markets, which is reflected in an $133.5 million increase in the average loan portfolio balance in addition to a 25 basis point increase in the weighted average yield on loans to 6.53% for 2011 compared to 6.28% in 2010.

Interest income on investment securities for 2011 was $5.4 million compared to $4.4 million in 2010.  Our average taxable investment securities increased by $79.5 million to $197.7 million offset by a decrease in tax exempt securities of $1.7 million in 2011 as a result of the investment of increased liquid assets and the purchase of $35.7 million in securities through FDIC-assisted acquisitions.  Tax exempt securities average yield increased by 197 basis points from 2010; however, the average yield on taxable investment securities decreased by 67 basis points to 2.29%.

Interest income on federal funds sold and bank deposits for 2011 were $308,000 compared to $174,000 in 2010.  Our average federal funds sold and bank deposits increased $34.9 million to $78.4 million as a result of the growth in liquid assets from our FDIC-assisted acquisitions.  The average yield on federal funds sold remained unchanged while the average yield on bank deposits increased by 6 basis points for 2011.

Interest Expense.  Total interest expense increased $2.1 million or 25.3% to $10.4 million for the year ended December 31, 2011, compared to $8.3 million during 2010.  The cost of interest-bearing liabilities decreased 26 basis points to 1.31% during 2011 compared with 1.57% during 2010, as a result of the continued downward trends in the rate cycle.  This decrease in costs was offset by an increase in the average balance of interest-bearing liabilities during 2011 to $787.1 million, an increase of $260.3 million compared to $526.8 million during 2010 primarily driven by the deposits acquired through two FDIC-assisted acquisitions occurring in 2011. We expect the decreases in the cost of interest-bearing liabilities to slow and level off during the latter half of 2012 as we near the bottom of the current rate cycle for deposit repricing.

Interest expense on deposits for 2011 was $7.6 million compared to $5.8 million for 2010.  The $1.2 million increase in interest expense on deposits was due to the deposits acquired through two FDIC-assisted acquisitions occurring in 2011 partially offset by a reduction in average deposit rates as deposits are repriced to lower market rates. The average rate paid on the deposit portfolio decreased 20 basis points from 1.28% for 2010 to 1.08% for 2011.  This decrease in the rate paid on deposits was offset by a $257.6 million increase in the average balance of interest-bearing deposits portfolio, primarily driven by two FDIC-assisted acquisitions occurring in 2011.

Interest expense on other borrowings, consisting of FHLB advances, federal funds purchased, and securities sold under agreement to repurchase, for 2011 was $2.8 million compared to $2.5 million for 2010.  This reflects a $2.8 increase in average other borrowings to $79.9 million for 2011 and an increased yield paid on these borrowings, from an average rate paid of 3.26% for 2010 compared to 3.51% for 2011.  The increase in expense was the result of variable rates on the structured repurchase agreements adjusting to higher fixed rates in accordance with their contractual terms.

Net Interest Income.  Net interest income for 2011 increased $8.9 million or 44.3% to $29.1 million from $20.2 million for 2010, primarily due to the increase in acquired interest earning assets and interest-bearing liabilities at a net positive spread through two FDIC-assisted acquisitions occurring in 2011.  The net interest spread increased 3 basis points to 3.58% for 2011 compared with 3.55% during 2010.  The net interest margin decreased 4 basis points for 2011 to 3.62% compared with 3.66% for 2010.  Also see Item 7 - Average Balances, Net Interest Income, Yields Earned and Rates Paid and – Rate/Volume Analysis.

Our asset-liability management policy seeks to mitigate interest rate risk by making our balance sheet as neutral as possible to changes in interest rates. Although our goal is to be neutral to changes in rates, we will not take undue risk to achieve this goal.  Therefore, we remain exposed to fluctuation in interest rates. For more information on the effect of changes in interest rates, see Item 7 - Asset and Liability Management and Market Risk.

Provision for Loan Losses.  During the year ended December 31, 2011, we recorded a $2.9 million provision for loan losses, which is a decrease of $2.6 million, or 47.3%, compared to the $5.5 million provision recorded during 2010.  The primary difference in provision expense was due to improvement in the underlying credit trends in the loan portfolio. We expect improving credit trends to continue throughout 2012; however, these improving credit trends may not translate into lower provision expense.

Our loan portfolio includes $126.2 million of loans acquired through FDIC-assisted acquisitions, which are generally recorded at a deep discount and subject to accounting under ASC 310-30.  These FDIC-assisted loans were not subject to provision expense for 2011, but if conditions in the portfolios deteriorated in excess of the discounts the portfolios could be subject to additional provision expense.  See Item 8 – Notes 2 and 4 of the Notes to Consolidated Financial Statements.

Our internally criticized and classified assets totaled $33.2 million at December 31, 2011, compared to $37.8 million at December 31, 2010.  These balances include nonperforming loans, other real estate, and repossessed assets.  Our internal loan review processes strive to identify weaknesses in loans prior to performance issues.  However, our processes do not always provide sufficient time to work out plans with borrowers that would avoid foreclosure and/or losses.

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

Noninterest Income.  A summary of noninterest income, excluding securities transactions, bargain purchase gains, and gain on BOLI life insurance proceeds, follows:

	Year Ended December 30,
	2011	2010	$ Chg	% Chg
	(Dollars in thousands)

Service charges on deposit accounts	$4,777	$4,113	$664	16.1%
Other service charges, commissions and fees	3,034	2,064	970	47.0%
Brokerage fees	1,386	1,070	316	29.5%
Mortgage banking fees	2,285	606	1,679	277.1%
Bank-owned life insurance	588	610	(22)	(3.6)%
Accretion of FDIC loss-share receivable	381	-	381	100.0%
Other	126	88	38	43.2%
Total noninterest income	$12,577	$8,551	$4,026	47.1%
Noninterest income as a percentage of average assets (annualized)	1.27%	1.33%

The increase in service charges on deposit accounts, other service charges, commissions and fees is due primarily to the increase in new deposits accounts and new market activity from our FDIC-assisted acquisitions.  Recent regulatory changes to the offering of overdraft privileges on ATM and debit cards may cause significant decreases in our overdraft fees in future periods.  At this time, the overdraft income per customer account has slightly decreased but the increase in the customer-base has entirely offset the reduction in per account activity.  In 2011, we established a fee income committee and continue to explore several other fee options to better diversify our deposit account service charge income.

The increase in brokerage fees during the year was due to an increase in assets under management during the year, due primarily to the increases seen in the equity markets.  These fees are expected to increase in 2012 with our expanded brokerage business in the Statesboro and Ocala markets.

Mortgage banking fees increased due to our rapid expansion of opening 10 mortgage production offices in 2011 throughout our central and southern Georgia and north central Florida markets.  During 2012, we expect mortgage banking fees to increase due primarily to our expansion activity.

Accretion of FDIC loss-share receivable resulted in $381,000 in noninterest income in 2011, which consisted of $903,000 in present value adjustments partially offset by $522,000 of negative accretion associated with improvement in expected cash flows associated with the loan portfolios acquired through FDIC-assisted transactions.  We expect the negative accretion to outpace the present value adjustments in 2012 which will result in a net negative impact to noninterest income.

Noninterest Expense. A summary of noninterest expense follows:

	Year Ended
	December 31,
	2011	2010	$ Chg	% Chg
	(Dollars in thousands)

Salaries and employee benefits	$20,393	$12,676	$7,717	60.9%
Equipment	1,996	1,131	865	76.5%
Occupancy	2,279	1,512	767	50.7%
Advertising and marketing	785	593	192	32.4%
Legal and accounting	588	616	(28)	(4.5)%
Directors fees and retirement	699	563	136	24.2%
Consulting and other professional fees	716	364	352	96.7%
Telecommunications	829	517	312	60.3%
Supplies	547	350	197	56.3%
Data processing fees	2,846	2,190	656	30.0%
Loss (gain) on sales and write-downs of other real estate owned	388	(18)	406	2255.6%
Foreclosed asset expenses	725	1,013	(288)	(28.4)%
FDIC insurance and other regulatory fees	954	924	30	3.3%
Acquisition related expenses	1,309	627	682	108.8%
Deposit intangible expenses	692	276	416	150.7%
Other operating	3,000	1,715	1,285	74.9%
Total noninterest expenses	$38,746	$25,049	$13,697	54.7%
Noninterest expenses as a percentage of average assets	3.92%	3.89%
Efficiency ratio	83.21%	79.79%

The increase in salaries and employee benefits was due to an increase in the number of full-time equivalent employees to 327 at December 31, 2011, compared to 217 at December 31, 2010, primarily related to our FDIC-assisted acquisitions and our mortgage banking expansion.  We added approximately 57 employees associated with the two FDIC-assisted acquisitions and added approximately 20 employees associated with our mortgage banking expansion.  In 2012, we plan to hire additional staff for our new Valdosta, Georgia office or in connection with any future branch acquisitions, but plan to limit corporate hiring in our finance, operations, and credit areas.

Equipment and occupancy expenses increased primarily due to the two FDIC-assisted acquisitions occurring in 2011.

Consulting and other professional fees increased in 2011, because we hired outside advisors to assist us in evaluating expansion and acquisition opportunities and in integrating our recently acquired branches.

The increase in telecommunications expenses and supplies is related to our acquisition and expansion activity, and we expect this trend to continue in 2012.

The increase in data processing fees reflects our expanded operations and the increased use of debit and ATM cards; however, this cost was more than offset by the income we received on these transactions.  We expect this trend to continue in 2012.

The increase in loss on sale of OREO was driven by our increased resolution activity related to our FDIC-assisted portfolio.  As we continue to dispose of property in this portfolio, we may record further losses or gains.

Foreclosed asset and collection expenses decreased primarily due to the FDIC sharing in the costs for the FDIC-assisted portfolios we acquired in 2011.  We expect foreclosed asset and collection expenses on our other assets to remain elevated in 2012 due to our increased levels of FDIC-assisted problem loans and foreclosed assets.

Other operating expenses increased primarily due to the amortization of core deposit intangibles associated with our 2011 FDIC-assisted acquisition activity.  In addition, we recorded acquisition expenses of approximately $1.3 million in 2011 related to the cost associated with our acquisitions and conversion of the operating systems in these branches to our existing operating system.

Income Tax Expense.  For the year ended December 31, 2011, we recorded an income tax expense of $1.1 million, compared to a tax benefit of $307,000 during 2010.   See Item 8 – Note 15 of the Notes to Consolidated Financial Statements.

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

Interest Income.  Total interest income for the year ended December 31, 2010, increased $5.0 million or 21.4% to $28.4 million, compared to $23.4 million during 2009.  The increase was due to a $128.7 million, or 29.5%, increase in average interest-earning assets during 2010 to $565.5 million, compared to $436.8 million during 2009.  This increase in average interest-earning assets was due primarily to the branch and FDIC-assisted acquisitions during the fourth quarter of 2009 and first half of 2010, as well as the opening of a new office in Valdosta in the third quarter of 2010.  This increase in the average balance of earning assets was offset by a 38 basis point decrease in yield on average-earning assets to 5.12% during 2010 as compared to 5.50% in 2009, as a result of the effects of the rate cuts by the Board of Governors of the Federal Reserve System since 2007.  In addition, our overall yield on average interest-earning assets decreased in 2010, because we carried excess liquidity on our balance sheet, primarily from our branch and FDIC-assisted acquisitions and the net proceeds of the conversion stock offering, which have not yet been fully deployed.   We expect the yield on our interest-earning assets to continue as rates remain low and excess liquidity is maintained.

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

Interest Expense.  Total interest expense decreased $500,000 or 5.7% to $8.3 million for the year ended December 31, 2010, compared to $8.8 million during 2009.  The cost of interest-bearing liabilities decreased 63 basis points to 1.57% during 2010 compared with 2.20% during 2009, as a result of the continued downward trends in the rate cycle.  This decrease in costs was offset partially by an increase in the average balance of interest-bearing liabilities during 2010 to $526.8 million, an increase of $126.0 million compared to $400.8 million during 2009, which reflects increases in deposits from our acquisitions and market expansion and an increase in FHLB advances during 2010.  We expect these decreases in the cost of interest-bearing liabilities will slow during 2011 as we near the end of the current rate cycle and because changes in Federal law authorize interest to be paid on business accounts in July 2011.

Interest expense on deposits for 2010 was $5.8 million compared to $6.5 million for 2009.  The $700,000 decrease in interest expense on deposits was due to decreased rates on the entire deposit portfolio, primarily the certificate of deposit and money market portfolios, due to the portfolios repricing to lower market rates. The average rate paid on the deposit portfolio decreased 78 basis points from 2.06% for 2009 to 1.28% for 2010.  This decrease in the rate paid on deposits was partially offset by a $136.3 million increase in the average balance of the interest-bearing deposits portfolio, primarily as a result of our acquisitions and market expansion.

Interest expense on other borrowings, consisting of FHLB advances, federal funds purchased and securities sold under agreement to repurchase, for 2010 was $2.5 million compared to $2.3 million for 2009.  This reflects  an $10.3 million decrease in average other borrowings to $77.1 million for 2010 and an increased yield paid on these borrowings, from an average rate paid of 2.66% for 2009 compared to 3.26% for 2010.

Net Interest Income.  Net interest income for 2010 increased $5.6 million or 38.3% to $20.2 million from $14.6 million for 2009, primarily due to the decrease in interest expense even with a significant increase in interest-bearing liabilities.  The net interest spread increased 24 basis to 3.55% for 2010 compared with 3.31% during 2009.  The net interest margin increased 17 basis points for 2010 to 3.66% compared with 3.49% for 2009.  Also see Item 7 - Average Balances, Net Interest Income, Yields Earned and Rates Paid and – Rate/Volume Analysis.

Our asset-liability management policy seeks to mitigate interest rate risk by making our balance sheet as neutral as possible to changes in interest rates. Although our goal is to be neutral to changes in rates, we will not take undue risk to achieve this goal.  Therefore, we remain exposed to fluctuation in interest rates. For more information on the effect of changes in interest rates, see Item 7 - Asset and Liability Management and Market Risk.

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

Our loan portfolio has included purchased loans since December 2009, which are recorded in our assets at a discount from the contractual principal value.  See Item 8 - Note 4 of the Notes to Consolidated Financial Statements.  These purchased loans are included in delinquent loans in the amount of their contractual principal balances when they are 30 to 89 days past due and are considered nonaccrual and are included in nonperforming loans in the amount of their contractual principal balances when they reach 90 days past due or greater.  As of December 31, 2010, $1.9 million in purchased loans were included in our nonperforming loans.

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

Noninterest Income.  A summary of noninterest income, excluding securities transactions and bargain purchase gain, follows:

	Year Ended December 30,
	2010	2009	$ Chg	% Chg
	(Dollars in thousands)

Service charges on deposit accounts	$4,113	$3,547	$566	16.0%
Other service charges, commissions and fees	2,064	1,406	658	46.9%
Brokerage fees	1,070	914	156	17.1%
Mortgage banking fees	606	345	261	75.7%
Bank-owned life insurance	610	621	(11)	(1.8)%
Life insurance proceeds	916	-	916	100. %
Other	88	45	43	95.5%
Total noninterest income	$9,467	$6,878	$2,589	37.6%
Noninterest income as a percentage of average assets (annualized)	1.5%	1.4%

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

Mortgage banking fees increased due to the expansion of our mortgage services to the Statesboro Market.  During 2011, we expect to add more mortgage originators in other markets and expect mortgage banking fees to increase.

During 2010, we recorded $916,000 of life insurance proceeds on a former officer.  We expect this to be a one time event.

Noninterest Expense. A summary of noninterest expense follows:

	Year Ended
	December 31,
	2010	2009	$ Chg	% Chg
	(Dollars in thousands)

Salaries and employee benefits	$12,676	$8,899	$3,777	42.4%
Equipment	1,131	985	146	14.8%
Occupancy	1,511	1,198	313	26.1%
Advertising and marketing	593	439	154	35.1%
Legal and accounting	616	493	123	24.9%
Directors fees and retirement	563	553	10	2.0%
Consulting and other professional fees	364	297	67	22.6%
Telecommunications	517	239	278	116.3%
Supplies	351	177	174	98.3%
Data processing fees	2,190	1,606	584	36.4%
(Gain) loss on sales and write-downs of other real estate owned	(17)	422	(439)	104.0%
Foreclosed asset expenses	1,013	257	756	294.2%
FDIC insurance and other regulatory fees	924	872	52	5.8%
Impairment loss of premise for sale	-	502	(502)	N/A
Impairment loss on intangible asset	1,000	-	1,000	N/A
Other operating	2,617	1,332	1,285	96.5%
Total noninterest expenses	$26,049	$18,271	$7,778	42.6%
Noninterest expenses as a percentage of average assets	4.0%	3.7%
Efficiency ratio	79.8%	81.6%

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

FDIC insurance and other regulatory fees increased during 2010.  This increase is due primarily to increased deposit assessment rates charged by the FDIC as well as a significant increase in deposits.  This trend will continue for the foreseeable future as the FDIC insurance continues to experience large losses on bank closures and assessment rates remain high.  In addition, our FDIC insurance will increase due to increased deposits associated with our expansion efforts and may increase due to the new assessment system in place that charges premiums on non-deposit liabilities.

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

Income Tax Expense.  For the year ended December 31, 2010, we recorded an income tax benefit of $307,000, compared to a tax benefit of $1.7 million during 2009.  Our nontaxable income exceeded total net income and thus a tax benefit was recorded for both periods.

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

Liquidity management involves the matching of cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability of the Company to manage those requirements.  The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest earning assets and interest bearing liabilities so that the balance in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Our liquidity, represented by cash and cash equivalents, is a product of our operating, investing and financing activities.  Liquidity management is both a daily and long-term function of business management.  Excess liquidity is generally invested in short-term investments, such as overnight deposits and federal funds.  On a longer term basis, we maintain a strategy of investing in various lending products and investment securities, including mortgage-backed securities.

If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our unpledged investment portfolio.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At December 31, 2011, the Bank had total federal funds credit lines with four correspondent banks of $42 million, with no outstanding advances.  The Bank also maintains a credit facility with the FHLB of $107.8 million with total outstanding advances of $35.0 million at December 31, 2011.

On February 18, 2011 we acquired Citizens Bank of Effingham (“Citizens”) in an FDIC-assisted deal which provided approximately $57.9 million in cash and cash equivalents.  Deposits in the amount of $206.3 million were also assumed.  Of this amount, $23.0 million were non-interest bearing demand deposits and certificates of deposit and interest bearing accounts comprised the remaining $183.3 million.  In accordance with our loss-share agreement with the FDIC, we substantially lowered the rate paid on $50.2 million of national or out-of-market deposit accounts that had no identifiable relationship with the Bank.  As anticipated, approximately all of these deposits have left the Bank.

On August 19, 2011 we acquired First Southern National Bank (“First Southern”) in an FDIC-assisted deal which provided approximately $9.8 million in cash and cash equivalents.  Deposits in the amount of $137.2 million were also assumed.  Of this amount, $17.2 million were non-interest bearing demand deposits and certificates of deposit and interest bearing accounts comprised the remaining $120.0 million.  In accordance with our loss-share agreement with the FDIC, we substantially lowered the rate paid on $19.3 million of national or out-of-market deposit accounts that had no identifiable relationship with the Bank.  As anticipated, approximately all of these deposits have left the Bank.

The FDIC-assisted acquisitions of Citizens and First Southern had a significant impact on our liquidity position, initially increasing our excess liquidity.  These excess liquidity balances were managed downward through the anticipated run-off of higher costing national or out-of-market deposit accounts and the repayment of an FHLB advance following the Citizens acquisition.

At December 31, 2011, total deposits increased $350.0 million, or 65.5%, to $884.2 million from $534.2 million at December 31, 2010 primarily driven from the Citizens and First Southern acquisitions.  Excluding acquired deposits from Citizens and First Southern, non-interest bearing deposits decreased $6.2 million or 13.4%, to $38.6 million at December 31, 2011 as compared to $44.8 million at December 31, 2010 and interest-bearing deposits increased $12.6 million, or 2.6%, to $502.1 million at December 31, 2011 as compared to $489.5 million at December 31, 2010.  Federal funds purchased and securities sold under agreements to repurchase increased $2.6 million, or 7.4%, to $35.0 million at December 31, 2011 as compared to $32.4 million at December 31, 2010.  Also, FHLB advances decreased $27.5 million, or 44.0%, to $35 million at December 31, 2011 as compared to $62.5 million at December 31, 2010.

The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Asset/Liability Management Committee (“ALCO”) and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at December 31, 2011, were considered satisfactory.  At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds.  The Company is aware of no events or trends likely to result in a negative material change in liquidity.

The consolidated statement of cash flows for the year ended December 31, 2011 and 2010 details cash flows from operating, investing and financing activities.  For the year ended December 31, 2011, net cash provided by operating and investing activities were $2.3 million and $29.3 million, respectively, offset in part by net cash used in financing activities of $25.9 million, resulting in a net increase in cash during 2011 of $5.7 million.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates.  In addition to the commitments below, we had overdraft protection available in the amounts of $11.5 million at December 31, 2011.

	December 31, 2011
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(In thousands)
Contractual obligations:
Federal Home Loan Bank Advances	-	5,000	20,000	10,000	35,000
Repurchase agreement	1,555	5,000	5,000	20,000	31,555
Other borrowings	3,494	-	-	-	3,494
Operating leases (premises)	440	370	26	732	1,568
Total advances and operating Leases	5,489	10,370	25,026	30,732	71,617

Off-balance sheet loan commitments:
Undisbursed portions of loans closed	-	-	-	-	-
Commitments to originate loans	-	-	-	-	-
Unused lines of credit	58,531	6,849	2,767	14,519	82,666
Total loan commitments	58,531	6,849	2,767	14,519	82,666
Total contractual obligations and loan commitments					154,283

Capital Resources

Heritage and HeritageBank are subject to minimum capital requirements imposed by the GDBF, FDIC and FRB.  Based on their capital levels at December 31, 2011, Heritage and HeritageBank exceeded these state and federal requirements.  Consistent with our goals to operate a sound and profitable organization, our policy is for HeritageBank to maintain a "well-capitalized" status under the capital categories of the FDIC.  Based on capital levels at December 31, 2011, HeritageBank was considered to be well-capitalized.

As reflected below, Heritage and HeritageBank exceeded the minimum capital ratios at December 31, 2011:

	Actual		For Capital Adequacy Purposes		Minimum Required to be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital to Risk-Weighted Assets:
Heritage Consolidated	$127,854	22.4%	$45,570	8.0%	N/A	-
HeritageBank	$102,208	18.8%	$43,603	8.0%	$54,504	10.0%

Tier I Capital to Risk-Weighted Assets:
Heritage Consolidated	$121,033	21.2%	$22,785	4.0%	N/A	-
HeritageBank	$95,357	17.5%	$21,802	4.0%	$32,703	6.0%

Tier I Capital to Average Total Assets:
Heritage Consolidated	$121,033	11.2%	$43,407	4.0%	N/A	-
HeritageBank	$95,357	8.9%	$43,017	4.0%	$53,722	5.0%

Impact of Inflation

The effects of price changes and inflation can vary substantially for most financial institutions.  While management believes that inflation affects the economic value of total assets, it believes that it is difficult to assess the overall impact.  Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of changes in the consumer price index coincides with changes in interest rates or asset values.  For example, the price of one or more of the components of the consumer price index may fluctuate considerably, influencing composite consumer price index, without having a corresponding effect on interest rates, asset values, or the cost of those goods and services normally purchased by us.  In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans.  In addition, higher short-term interest rates tend to increase the cost of funds.  In other years, the opposite may occur.

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

To manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to understand, measure, monitor, and control the risk.  These policies are designed to allow us to implement strategies to minimize the effects of interest rate changes to net income and capital position by properly matching the maturities and repricing terms of our interest earning assets and interest bearing liabilities.  These policies are implemented by the Asset/Liability Committee (“ALCO”), which is composed of senior management members.  The ALCO establishes guidelines for and monitors the volume and mix of assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity requirements.  The objectives are to manage assets and funding sources to produce results that limit negative changes in net income and capital while supporting liquidity, capital adequacy, growth, risk, and profitability goals.  Senior managers oversee the process on a daily basis.

The ALCO meets monthly to review, among other things, economic conditions and interest rate outlook, current and projected needs and capital position, anticipated changes in the volume and mix of assets and liabilities, interest rate risk exposure, liquidity position, and net portfolio present value.  The committee also recommends strategy changes, as appropriate, based on their review.  The committee is responsible for reviewing and reporting the effects of the policy implementations and strategies to the board of directors on a quarterly basis.

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability, and capital targets, we have focused our strategies on:

•	Limiting the percentage of long-term fixed-rate loans within our portfolio;

•	Originating a mix of variable-rate and shorter term fixed-rate loans;

•	Originating prime-based home equity lines of credit;

•	Managing deposit relationships for stability and a lower cost of funds position; and

•	Continuing the origination of consumer loans.

The ALCO has oversight over the asset-liability management of Heritage.  This committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net income and the market value of portfolio equity.  Market value of portfolio equity is a measurement of the value of the balance sheet at a fixed point in time.  It is summarized as the fair value of assets less the fair value of liabilities.  The committee reviews computations of the value of capital at current interest rates and alternative interest rates.  The variance in the net portfolio value between current interest rate computations and alternative rate computations represents the potential impact on capital if rates were to change.

We are exposed only to U.S. dollar interest rate changes, and, accordingly, we manage exposure by considering the possible changes in the net interest margin.  We do not have any trading instruments nor do we classify any portion of the investment portfolio as held for trading.  We monitor its sensitivity to changes in interest rates and may use derivative instruments to hedge this risk.  We do not enter into derivatives or other financial instruments for trading or speculative purposes. Finally, we do not have exposure to foreign currency exchange rate risk and commodity price risk.

Interest rates play a major part in the net interest income of a financial institution.  The sensitivity to rate changes is known as “interest rate risk.”  The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income.

We use simulation analysis to monitor changes in net interest income due to changes in market interest rates.  The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings.  The analysis of the impact on net interest income over a twelve-month period is subjected to a shock in interest rates of 100, 200, 300,  and 400 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis.  We also monitor regulatory required interest rate risk analysis which simulates more dramatic changes to rates.

Our strategy is to mitigate interest risk to the greatest extent possible. Based on our analysis of overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk.  These strategies aim to achieve neutrality to interest rate risk.  Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates.  As of December 31, 2011, a drop in interest rates would increase our net interest income, also known as being “liability sensitive,” and an increase in rates would also increase our net interest income, also known as being “asset sensitive.”  The asset sensitivity position was driven by an increase in FRB balances having immediate repricing characteristics, and the decision to start booking loans without interest rate floors.  Booking loans without floors lowers the interest that we otherwise would collect with floors; however, due to the absence of floors, these loans will reprice when rates rise.  We feel the level of interest rate risk is at an acceptable level, and is within our internal policy limits.

The following table sets forth the distribution of the repricing of our earning assets and interest-bearing liabilities as of December 31, 2011, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	December 31, 2011
	Maturing or Repricing Within
	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
	(Dollars in thousands)

Earning assets:
Short-term assets	64,854	-	-	-	64,854
Investment securities	20,333	47,425	121,850	69,409	259,017
Loans held for sale	7,471	-	-	-	7,471
Loans	154,243	127,294	302,121	(23,038)	560,620
	246,901	174,719	423,971	46,371	891,962

Interest-bearing liabilities:
Interest-bearing demand deposits	(151,765)	-	-	-	(151,765)
Savings and money market	(344,820)	-	-	-	(344,820)
Time deposits	(74,769)	(141,251)	(92,218)	(541)	(308,779)
Other borrowings	(35,049)	-	-	-	(35,049)
Federal Home Loan Bank advances	-	-	(25,000)	(10,000)	(35,000)
	(606,403)	(141,251)	(117,218)	(10,541)	(875,413)

Interest rate sensitivity gap	(359,502)	33,468	306,753	35,830	16,549
Cumulative interest rate sensitivity gap	(359,502)	(326,034)	(19,281)	16,549
Interest rate sensitivity gap ratio	(0.41)	(1.24)	(3.62)	(4.40)
Cumulative interest rate sensitivity gap ratio	(0.41)	(0.56)	(0.98)	(1.02)

The following table shows the results of our projections for net interest income expressed as a percentage change over our net interest income projection for an immediate change or “shock” in market interest rates over a twelve month period.  Due to the historically low level of interest rates, we do not believe downward shocks greater than 100 basis points are relevant.  In addition, due to the historically low interest rate environment, there is concern that we may see dramatic increases in interest rates when they begin to rise.  To address this concern, we increased our upward interest rates shocks to include a shock of 400 basis points.

Market Rate Change	Effect on Net Interest Income
+400	5.8%
+300	2.2%
+200	-0.2%
+100	2.0%
-100	-2.0%

Item 8.    Financial Statements and Supplemental Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

***

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Heritage Financial Group, Inc.
   and Subsidiary
Albany, Georgia

We have audited the accompanying consolidated balance sheets of Heritage Financial Group and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Financial Group and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting

/s/ Mauldin & Jenkins, LLC
Albany, Georgia
March 15, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Heritage Financial Group, Inc.
   and Subsidiary
Albany, Georgia

We have audited the internal control over financial reporting of Heritage Financial Group, Inc. and subsidiary (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 15, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ Mauldin & Jenkins, LLC
Albany, Georgia
March 15, 2012.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2011	2010
Assets

Cash and due from banks	$34,521	$28,803
Interest-bearing deposits in banks	43,101	10,911
Federal funds sold	21,753	2,700
Securities available for sale, at fair value	259,017	238,377
Federal Home Loan Bank Stock, at cost	4,067	3,703
Other equity securities, at cost	1,010	1,010
Loans held for sale	7,471	225

Loans	453,163	418,997
Covered loans	107,457	-
Less allowance for loan losses	7,494	8,101
Loans, net	553,126	410,896

Other real estate owned	3,362	3,689
Covered other real estate owned	10,047	-
Total other real estate owned	13,409	3,689

FDIC loss-share receivable	83,901	-
Premises and equipment, net	29,532	21,412
Premises held for sale	1,080	1,080
Accrued interest receivable	4,689	2,907
Goodwill and intangible assets	4,848	2,912
Cash surrender value of bank owned life insurance	15,611	15,024
Other assets	12,716	11,787
	$1,089,852	$755,436

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$78,823	$44,769
Interest-bearing	805,364	489,474
Total deposits	884,187	534,243
Federal funds purchased and securities sold under repurchase agreements	35,049	32,421
Other borrowings	35,000	62,500
Accrued interest payable	972	702
Other liabilities	10,508	6,230
Total liabilities	965,716	636,096

Commitments and contingencies
Stockholders' equity
Preferred stock, par value; $0.01; 5,000,000 shares authorized; none issued, respectively	-	-
Common stock, par value $0.01; 45,000,000 shares authorized; 8,712,031 and 8,710,511 shares issued, respectively	87	87
Capital surplus	88,393	88,876
Retained earnings	42,374	39,536
Accumulated other comprehensive loss, net of tax of $1,384 and $2,609	(2,076)	(3,914)
Unearned employee stock ownership plan (ESOP) shares, 439,138 and 492,320 shares	(4,642)	(5,245)
Total stockholders' equity	124,136	119,340

	$1,089,852	$755,436

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Interest income
Interest and fees on loans	$33,428	$23,800	$18,555
Interest and fees on loans held for sale	297	10	-
Interest on taxable securities	4,536	3,495	3,604
Interest on nontaxable securities	880	960	1,174
Interest on federal funds sold	60	45	54
Interest on deposits in other banks	248	129	14
	39,449	28,439	23,401
Interest expense
Interest on deposits	7,550	5,759	6,471
Interest on other borrowings	2,800	2,515	2,322
	10,350	8,274	8,793

Net interest income	29,099	20,165	14,608
Provision for loan losses	2,895	5,500	7,500
Net interest income after provision for loan losses	26,204	14,665	7,108

Noninterest income
Service charges on deposit accounts	4,777	4,113	3,547
Other service charges, commissions and fees	3,034	2,064	1,406
Brokerage fees	1,386	1,070	914
Mortgage banking income	2,285	606	344
Bank owned life insurance	588	610	621
Gain on bank owned life insurance	32	916	-
Impairment loss on securities available for sale	(43)	-	-
Gain on sales of securities	684	294	909
Bargain purchase gain	4,217	2,722	-
Accretion of FDIC loss share receivable	381	-	-
Other income	126	88	46
	17,467	12,484	7,787
Noninterest expense
Salaries and employee benefits	20,393	12,676	8,899
Equipment	1,996	1,131	985
Occupancy	2,279	1,512	1,198
Data processing fees	2,846	2,190	1,605
Directors fees and retirement	699	563	553
Consulting and other professional fees	716	364	297
Advertising and marketing	785	593	439
Legal and accounting	588	616	493
Telecommunications	829	517	239
Supplies	547	350	177
FDIC insurance and other regulatory fees	954	924	872
(Gain) loss on sales and write-downs of other real estate owned	388	(18)	422
Foreclosed asset and collection expenses	725	1,013	258
Impairment loss on intangible asset	-	1,000	-
Impairment loss on premises held for sale	-	-	502
Acquisition related expenses	1,309	627	-
Deposit intangible expenses	692	276	-
Other operating	3,000	1,715	1,332
	38,746	26,049	18,271

(Continued)

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009

Income (loss) before income taxes	$4,925	$1,099	$(3,376)

Applicable income tax expense (benefits)	1,100	(307)	(1,724)

Net income (loss)	$3,825	$1,406	$(1,652)
Earnings (loss) per common share:
Basic income (loss) per share	$0.47	$0.17	$(0.20)

Diluted income (loss) per share	$0.47	$0.17	$(0.20)

Weighted average-common shares outstanding
Basic	8,188,843	8,424,394	8,421,500
Diluted	8,190,062	8,432,282	8,421,500

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Years Ended December 31,
	2011	2010	2009

Net income (loss)	$3,825	$1,406	$(1,652)

Other comprehensive income (loss):
Accretion of realized gain on terminated cash flow hedge, net of tax of $99, $141 and $141	(149)	(211)	(211)
Net unrealized holding gains (losses) arising during period, net of tax (benefit) of $2,474, $695, ($672)	3,710	(1,043)	1,008
Reclassification adjustment for gains and securities impairment included in net income (loss), net of tax $273, $118, and $364	(410)	(176)	(546)
Adjustment to recognize funded status of pension plan, net of tax (benefit) of $875, $65, and ($31)	(1,313)	(97)	47

Total other comprehensive income (loss)	1,838	(1,527)	298

Comprehensive income (loss)	$5,663	$(121)	$(1,354)

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands, except per share data)

							Other
	Common Stock		Capital	Retained	Unearned ESOP	Treasury	Compre- hensive Income
	Shares	Par Value	Surplus	Earnings	Shares	Stock	(Loss)	Total

Balance, December 31, 2008	11,452,344	$115	$39,861	$41,357	$(2,865)	$(13,570)	$(2,685)	$62,213
Net loss	-	-	-	(1,652)	-	-	-	(1,652)
Cash dividend declared, $0.32 per share	-	-	-	(721)	-	-	-	(721)
Stock-based compensation expense	-	-	808	-	-	-	-	808
Repurchase of 62,026 shares of stock for the treasury	-	-	-	-	-	(516)	-	(516)
Issuance of 440 shares of common stock from the treasury	-	-	(3)	-	-	6	-	3
Issuance of restricted shares of common stock	2,000	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	298	298
Tax benefit shortfall from stock-based compensation plans	-	-	(58)	-	-	-	-	(58)
ESOP shares earned, 44,070 shares	-	-	(74)	-	441	-	-	367
Tax benefit on ESOP expense	-	-	76	-	-	-	-	76
Balance, December 31, 2009	11,454,344	$115	$40,610	$38,984	$(2,424)	$(14,080)	$(2,387)	$60,818
Net income	-	-	-	1,406	-	-	-	1,406
Cash dividend declared, $0.36 per share	-	-	-	(854)	-	-	-	(854)
Stock-based compensation expense	-	-	810	-	-	-	-	810
Repurchase of 1,578 shares of stock for the treasury	-	-	-	-	-	(19)	-	(19)
Issuance of 1,075 shares of common stock from the treasury	-	-	(4)	-	-	14	-	10
Items relating to conversion and stock offering:
Merger of Heritage MHC	(7,868,875)	(79)	102	-	-	-	-	23
Treasury stock retired	(1,055,587)	(11)	(14,074)	-	-	14,085	-	-
Common stock exchanged for cash in lieu of issuing fractional shares	(411,127)	(4)	4	-	-	-	-	-
Proceeds from stock offering, net offering expenses ($4,459)	6,591,756	66	61,393	-	-	-	-	61,459
Purchase of ESOP shares (327,677)	-	-	-	-	(3,277)	-	-	(3,277)
Other comprehensive loss	-	-	-	-	-	-	(1,527)	(1,527)
Tax benefit from stock-based compensation plans	-	-	(14)	-	-	-	-	(14)
ESOP shares earned, 38,403 shares	-	-	3	-	456	-	-	459
Tax benefit on ESOP expense	-	-	46	-	-	-	-	46
Balance, December 31, 2010	8,710,511	$87	$88,876	$39,536	$(5,245)	$-	$(3,914)	$119,340

(Continued)

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(Dollars in Thousands, except per share data)

	Common Stock		Capital	Retained	Unearned ESOP	Accumulated Other Compre- hensive
	Shares	Par Value	Surplus	Earnings	Shares	Loss	Total
Balance, December 31, 2010	8,710,511	$87	$88,876	$39,536	$(5,245)	$(3,914)	$119,340
Net income	-	-	-	3,825	-	-	3,825
Cash dividend declared, $0.12 per share	-	-	-	(987)	-	-	(987)
Issuance of 121,530 shares of restricted common stock	121,530	1	(1)	-	-	-	-
Forfeiture of 3,068 of restricted common stock	(3,068)	-	-	-	-	-	-
Repurchase of 116,942 shares of common stock	(116,942)	(1)	(1,309)	-	-	-	(1,310)
Stock-based compensation expense	-	-	728	-	-		728
Other comprehensive income	-	-	-	-	-	1,838	1,838
Tax benefit from stock-based compensation plans	-	-	(8)	-	-	-	(8)
ESOP shares earned, 53,182 shares	-	-	17	-	603	-	620
Tax benefit on ESOP expense	-	-	90	-	-	-	90
Balance, December 31, 2011	8,712,031	$87	$88,393	$42,374	$(4,642)	$(2,076)	$124,136

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31
	2011	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$3,825	$1,406	$(1,652)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,522	946	912
Amortization of deposit intangibles	692	276	-
Impairment loss on intangible assets	-	1,000	-
Impairment loss on premises held for sale	-	-	502
Provision for loan losses	2,895	5,500	7,500
ESOP compensation expense	620	459	367
Provision for deferred taxes	(883)	(653)	(699)
Stock-based compensation expense	728	810	808
Accretion of gain on termination of cash flow hedge	(248)	(352)	(352)
Impairment on securities available for sale	43	-	-
Gain on sales of securities available for sale, net	(684)	(294)	(909)
(Gain) loss on sales and write-downs of other real estate owned	388	(18)	422
Net gain on sales or disposal of premises and equipment	(4)	(4)	(12)
Increase in bank owned life insurance	(587)	(267)	(621)
Excess tax benefit related to stock-based compensation plans	8	14	58
Excess tax expense related to ESOP	(90)	(46)	(76)
Increase in FDIC loss share receivable	3,494	-	-
Accretion of FDIC loss share receivable	(381)	-	-
(Increase) decrease in interest receivable	(1,782)	116	(44)
Increase (decrease) in interest payable	270	(43)	(501)
(Increase) decrease in taxes receivable	613	1,608	(879)
Increase in loans held for sale	(7,246)	(225)	-
(Increase) decrease in prepaid FDIC assessment	840	837	(2,020)
Gain on bank owned life insurance	(32)	(916)	-
Bargain purchase gain	(4,217)	(2,722)	-
Net other operating activities	2,547	(2,010)	(367)
Total adjustments	(1,494)	4,016	4,089
Net cash provided by operating activities	2,331	5,422	2,437

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	(32,190)	32,325	(42,491)
Purchases of securities available for sale	(135,484)	(256,281)	(97,885)
Proceeds from maturities of securities available for sale	100,718	100,128	31,400
Proceeds from sales of securities available for sale	55,935	36,566	64,815
Increase (decrease) in Federal Home Loan Bank stock	1,202	(450)	(68)
(Increase) decrease in federal funds sold	(19,053)	8,640	18,914
Increase in loans, net	(8,876)	(39,858)	(3,549)
Purchases of premises and equipment	(9,562)	(3,334)	(692)
Net cash received from acquisition activity	67,704	40,553	61,447
Proceeds from sales of premises and equipment	19	17	13
Proceeds from sales of other real estate owned	8,851	2,628	1,220
Net cash provided by (used in) investing activities	29,264	(79,066)	33,124

(Continued)

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2011	2010	2009

FINANCING ACTIVITIES
Increase (decrease) in deposits	$6,456	$10,573	$(9,635)
Increase (decrease) in federal funds purchased and securities sold under repurchase agreements	2,628	(422)	(8,654)
Proceeds from other borrowings	-	20,000	-
Repayment of other borrowings	(32,744)	-	(11,294)
Excess tax benefit related to stock-based compensation plans	(8)	(14)	(58)
Excess tax related to ESOP	90	46	76
Purchase of shares, net	(1,310)	(8)	(513)
Net proceeds from common stock offering and reorganization	-	61,482	-
Purchase of common shares for ESOP	-	(3,277)	-
Dividends paid to stockholders	(987)	(854)	(721)

Net cash provided by (used in)financing activities	(25,877)	87,526	(30,799)

Net increase in cash and due from banks	5,718	13,882	4,762

Cash and due from banks at beginning of year	28,803	14,921	10,160

Cash and due from banks at end of year	$34,521	$28,803	$14,921

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest	$10,080	$8,278	$9,132
Income taxes paid (received)	$-	$(807)	$65

NONCASH TRANSACTIONS
Increase (decrease) in unrealized losses on securities available for sale	$(5,488)	$1,299	$(771)
Principal balances of loans transferred to other real estate owned	$4,557	$4,560	$716
Pension liability increase (decrease)	$1,313	$97	$(78)

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

Through the Bank, the Company operates a full service banking business and offers a broad range of retail and commercial banking services to its customers located primarily in central and southern Georgia and north central Florida.  The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

Basis of Presentation and Accounting Estimates

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  Significant intercompany transactions and balances have been eliminated in consolidation.

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the valuation of foreclosed real estate, deferred tax assets, other-than-temporary impairments of securities, and the fair value of financial instruments.

Acquisition Accounting

Generally accepted accounting principles require the use of fair value accounting in determining the carrying values of certain assets and liabilities acquired in business combinations and accordingly the Company recorded assets purchased and liabilities assumed in our FDIC-assisted acquisitions at their fair values. The fair value of the loan portfolios acquired in these transactions was recorded and is being accounted for under the principles prescribed by ASC 310.

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

Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and adjusted the accretable discount, which will have a positive effect on interest income. Because the Company records loans acquired in connection with FDIC-assisted acquisitions at fair value, the Company records no allowance for loan losses related to the acquired covered loans on the acquisition date, given that the fair value of the loans acquired incorporates assumptions regarding credit risk.

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

FDIC Receivable for Loss-Share Agreements

A significant portion of the Company’s acquired loan and other real estate assets are covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse the Company 80% of all losses as well as certain expenses incurred in connection with those assets. The Company estimated the amount that it will receive from the FDIC under the loss share agreements that will result from losses incurred as the Company disposes of covered loans and other real estate assets, and the Company recorded the estimate as a receivable from the FDIC. The Company discounted the receivable for the expected timing and receipt of those cash flows using a risk free rate plus a premium for risk. The accretion of the FDIC receivable discount is recorded into noninterest income using the level yield method over the estimated life of the receivable.

The loss share agreements also include a provision whereby if losses do not exceed a calculated threshold, the Company is obligated to compensate the FDIC. This is referred to as a clawback liability and, if applicable, is paid at the end of ten years. The formula for the clawback liability varies from transaction-to-transaction and will be calculated using the formula provided in the individual loss share agreements and will not be consolidated into one calculation.  The FDIC receivable for loss-share agreements is measured separately from the related covered assets because it is not contractually embedded in the assets and is not transferable if the Company sells the assets. The Company will review and update the fair value of the FDIC receivable at each reporting date in conjunction with the re-estimation of cash flows. The FDIC receivable will fluctuate as loss estimates and expected cash flows related to covered loans and other real estate owned change.

Cash Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection, and amounts due from banks.  Cash flows from loans, federal funds sold, interest-bearing deposits, interest receivable, deposits, federal funds purchased and securities sold under repurchase agreements, and interest payable in banks are reported net.

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank.  The total of those reserve balance requirements was approximately $8.7 million and $9.7 million at December 31, 2011 and 2010, respectively.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost.  Management has not classified any of its debt securities as held to maturity.  Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss), net of the related deferred tax effect.  Equity securities, including other equity securities, without a readily determinable fair value are classified as available for sale and recorded at cost.  Restricted equity securities are recorded at cost.

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

The Company evaluates investment securities for other-than-temporary impairment using relevant accounting guidance specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.  When the Company does not intend to sell the security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

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

Originated Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances less unearned income, net deferred fees and costs on originated loans and the allowance for loan losses.  Interest income is accrued on the outstanding principal balance.  Loan origination fees, net of certain direct origination costs of consumer loans not secured by real estate, are recognized at the time the loan is placed on the books.  Loan origination fees and costs for all other loans are deferred and recognized as an adjustment of the yield over the life of the loan using the level yield method without anticipating prepayments.

The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured.  Past due status is based on contractual terms of the loan.  Generally, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.  All interest accrued, but not collected for loans that are placed on nonaccrual or charged off, is reversed against interest income, unless management believes that the accrued interest is recoverable through the liquidation of collateral.  Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and the loan has been performing to contractual terms for a period of not less than 6 months.

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Most mortgage loans held for sale are generally sold with servicing rights released.  Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold and are recorded as a mortgage banking income. Sales in the secondary market are recognized when full acceptance and funding has been received.

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

Allowance for Loan Losses

The Company establishes provisions for loan losses, which are charged to operations, at a level Management believes will reflect probable credit losses based on historical loss trends and an evaluation of specific credits in the loan portfolio.

In evaluating the level of the allowance for loan losses, Management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and past due status and trends.

Management analyzes the non-FDIC acquired loan portfolios through the use of pools of homogenous loan types and through a specific quarterly review of larger problem loans. It is expected that a certain percentage of loans will move through the asset quality grades from pass, to classified, and ultimately loss.  See Item 8 - Note 4 of the Notes to Consolidated Financial Statements for more information on asset quality grade.  Management evaluates the non FDIC loan portfolio through review of four loan pool categories.

1.	Pass credits with risk ratings 1-4
2.	Other assets especially mentioned with risk rating 5
3.	Substandard with risk rating 6 and still accruing
4.	Impaired Loans – Nonaccrual and trouble debt restructures

The allowance consists of two components:
1.
 A general amount – Management analyzes the historical migration of loans through each risk rating category and analyze the history of losses as it relates to the various loan types and collateral types in order to evaluate and estimate the volume and magnitude of the expected loss. These risk factors and other factors are applied to our review of the loan Pass credits with risk ratings 1-4 pool and other assets especially mentioned with risk rating 5 pool. These factors are applied to the substandard pool; however, in addition to reviewing the pool, a select group of individual loans are reviewed individually.  The results of the individual reviews are factored in with the historical loss analysis and applied to the pool.

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

Intangible Assets

Intangible assets consist of core deposit intangibles acquired in connection with business acquisitions.  The core deposit intangibles are initially recognized based on a valuation performed as of the consummation date.  The core deposit intangibles are amortized over the average remaining life of the acquired customer deposits, or approximately 7 years.  Intangible assets were evaluated for impairment as of December 31, 2011, and based on that evaluation there was no impairment.

Goodwill

Goodwill recorded represents the excess of the purchase price over the fair value of the net assets acquired in acquisitions. Goodwill acquired in a business acquisition  is determined to have an indefinite useful life and is not amortized, but tested for impairment at least annually.
Goodwill is tested for impairment on an annual basis and between annual tests if events occur, or if circumstances change, that would more likely than not reduce the fair value below its carrying amount. The annual impairment test is based on discounted cash flow models that incorporate variables including growth in net income, discount rates, and terminal values. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized as a non-cash charge.  Goodwill was evaluated for impairment during the fourth quarter of 2011, and based on that evaluation there was no impairment.

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share

Basic earnings (loss) per share represent net income (loss) available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unearned shares of the Employee Stock Ownership Plan and unvested shares of stock.  Diluted earnings (loss) per share are computed by dividing net income (loss) by the sum of the weighted-average number of shares of common stock outstanding and dilutive potential common shares. Potential common shares consist only of stock options and unvested restricted shares.

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

Reclassification

Certain amounts in the consolidated financial statements presented in the year ended December 31, 2010 have been reclassed to conform to the December 31, 2011 presentation.

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

The guidance is effective for the Company for the first quarter of 2012, and will not have a material impact on the Company’s results of operations or financial position. It will not result in a change of disclosure, as the Company currently presents other comprehensive income in the separate statement following the Consolidated Statements of Operations.

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

NOTE 2.           ACQUISITION ACTIVITY

Citizens Bank of Effingham

On February 18, 2011 (the “Closing Date”), HeritageBank of the South entered into a Purchase and Assumption Agreement by and among the Federal Deposit Insurance Corporation as receiver of Citizens Bank of Effingham (“Citizens”), Springfield, Georgia, the Bank and the FDIC acting in its corporate capacity, pursuant to which the Bank acquired a majority of all assets and assumed substantially all of the liabilities of Citizens (the “Acquisition”). In connection with the Acquisition, the Bank also acquired other real estate owned (“OREO”) as of the Closing Date.

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.            ACQUISITION ACTIVITY (Continued)

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.           ACQUISITION ACTIVITY (Continued)

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.           ACQUISITION ACTIVITY (Continued)

First Southern National Bank

On August 19, 2011 (the “Closing Date”), HeritageBank of the South entered into a Purchase and Assumption Agreement by and among the FDIC as receiver of First Southern National Bank (“First Southern”), Statesboro, Georgia, the Bank and the FDIC acting in its corporate capacity, pursuant to which the Bank acquired a majority of all assets and assumed a majority of all liabilities of First Southern (the “First Southern Acquisition”). In connection with the First Southern Acquisition, the Bank also acquired other real estate owned (“OREO”) as of the Closing Date.

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

The fair values of the Assets Acquired and Liabilities Assumed in conjunction with the First Southern Acquisition as of the Closing Date are detailed in the following table (dollars in thousands):

	August 19, 2011	Average maturity (years)	Effective Yield / Cost
Assets Acquired:
Cash and due from banks	$6,264
Securities available for sale	22,295	9.32	3.29%
Loans	68,084	6.25	5.38%
Other real estate owned and foreclosed assets	4,669
Estimated reimbursement from the FDIC	30,464
Core deposit intangible	850
Other assets	3,694
Total assets acquired	136,320
Cash paid to settle the acquisition	3,540
Fair value of assets acquired	139,860
Liabilities assumed:
Deposits	137,212	0.70	1.08%
Other liabilities	1,448
Fair value of liabilities assumed	138,660
Net Assets Acquired / Gained from Acquisition	$1,200

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.           ACQUISITION ACTIVITY (Continued)

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.           ACQUISITION ACTIVITY (Continued)

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

The table below represents the refinements to the Company’s initial fair value adjustments allowed by ASC 820, recorded subsequent to the date of acquisition, as of December 31, 2010:

(dollars in thousands)	As Recorded by Heritage Financial Group	Adjusted Fair Value			As Recorded by Heritage Financial Group
Assets
Cash and cash equivalents	$40,562		$-		$40,562
Premises and equipment	3,448		-		3,448
Loans	51,792		(749)	(a)	51,043
Core deposit intangibles	1,130		781	(b)	1,911
Other assets	245		(63)		182
Total Assets	$97,177	$	(31)		$97,146

Liabilities
Noninterest-bearing deposits	$15,564		$-		$15,564
Interest-bearing deposits	81,557		(31)	(c)	81,526
Other liabilities	56		-		56
Total Liabilities	97,177		$(31)		$97,146

The Company does not expect to make any future adjustments.

Explanations
(a)	The adjustment represents a refinement to the fair market value of the loans assumed in the transaction.
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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.           SECURITIES

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011:	(dollars in thousands)
U. S. Government sponsored agencies (GSEs)	$45,141	$598	$(2)	$45,737
State and municipal securities	47,167	1,494	(457)	48,204
Corporate debt securities	2,160	-	(204)	1,956
GSE residential mortgage-backed securities	161,954	1,461	(452)	162,963
Total debt securities	256,422	3,553	(1,115)	258,860
Equity securities	207	66	(116)	157
Total securities	$256,629	$3,619	$(1,231)	$259,017

December 31, 2010:
U. S. Government sponsored agencies (GSEs) and U. S. Treasury securities	$89,680	$246	$(894)	$89,032
State and municipal securities	20,642	65	(1,547)	19,160
Corporate debt securities	2,170	-	(470)	1,700
GSE residential mortgage-backed securities	125,750	723	(1,137)	125,336
Private label residential mortgage-backed securities	2,800	7	-	2,807
Total debt securities	241,042	1,041	(4,048)	238,035
Equity securities	435	31	(124)	342
Total securities	$241,477	$1,072	$(4,172)	$238,377

The amortized cost and fair value of debt securities available for sale as of December 31, 2011 and 2010 by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	December 31, 2011		December 31, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
One year or less	$1,007	$890	$24,999	$24,998
One to five years	5,361	5,322	13,577	13,113
Five to ten years	11,501	11,812	26,926	26,729
Over ten years	76,599	77,873	46,990	45,052
Mortgage-backed securities	161,954	162,963	128,550	128,143
	$256,422	$258,860	$241,042	$238,035

Securities with a carrying value of approximately $96.3 million and $68.8 million December 31, 2011 and 2010, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.           SECURITIES (Continued)

The gross realized gains and losses recognized in income during the years ended December 31, 2011, 2010 and 2009 are reflected in the following table:

	Years Ended December 31,
	2011	2010	2009
	(dollars in thousands)

Gross gains	$684	$324	$965
Gross losses	-	(30)	(56)
Net realized gains	$684	$294	$909

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2011 and 2010.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
December 31, 2011 :
U.S. Government sponsored agencies (GSEs)	$2,498	$(2)	$-	$-	$2,498	$(2)
State and municipal securities	2,976	(64)	2,047	(393)	5,023	(457)
Corporate debt securities	920	(80)	1,036	(124)	1,956	(204)
GSE residential mortgage-backed securities	58,883	(452)	-	-	58,883	(452)
Subtotal, debt securities	65,277	(598)	3,083	(517)	68,360	(1,115)
Equity securities	-	-	91	(116)	91	(116)
Total temporarily impaired securities	$65,277	$(598)	$3,174	$(633)	$68,451	$(1,231)

December 31, 2010:
U.S. Government sponsored agencies (GSEs) and U.S. Treasury securities	$68,948	$(894)	$-	$-	$68,948	$(894)
State and municipal securities	13,815	(638)	3,541	(909)	17,356	(1,547)
Corporate debt securities	934	(80)	766	(390)	1,700	(470)
GSE residential mortgage-backed securities	72,748	(1,137)	-	-	72,748	(1,137)
Subtotal, debt securities	156,445	(2,749)	4,307	(1,299)	160,752	(4,048)
Equity securities	-	-	311	(124)	311	(124)
Total temporarily impaired securities	$156,445	$(2,749)	$4,618	$(1,423)	$161,063	$(4,172)

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.           SECURITIES (Continued)

At December 31, 2011, debt securities with unrealized losses improved to $1.2 million, or 1.8% of the securities, compared to $4.2 million, or 2.6% of the securities, at December 31, 2010.  The unrealized losses in 2011 relate principally to some state and municipal obligations, government sponsored entities ("GSE") debentures and mortgage-backed securities.. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition, and the issuer's anticipated ability to pay the contractual cash flows of the investments.

The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2011. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.  At December 31, 2011, the Company held certain investment securities having continuous unrealized loss positions for more than 12 months.  All of these losses were in one corporate security, one single issue trust preferred, and nine municipal securities. The unrealized loss arose from changes in interest rates and market conditions with the exception of the single issue trust preferred security which was deemed impaired as of December 31, 2011.

Other-Than-Temporary Impairment

The Company reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (“OTTI”).  Management does not have the intent to sell any of the temporarily impaired investments and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The OTTI analysis focuses on the duration and amount a security is below book value and assesses a calculation for both a credit loss and a non credit loss for each measured security considering the security’s type, performance, underlying collateral, and any current or potential debt rating changes.  The OTTI calculation for credit loss is reflected in the income statement while the non credit loss is reflected in other comprehensive income (loss).

The Company holds Freddie Mac (“FHLMC”) preferred stock, and OTTI was recorded in the amount of the investment after the U.S. Government placed the company into conservatorship in September 2008.  The preferred stock has been reduced to a nominal book value for tracking purposes.  The investment is currently valued at $66,000. During the twelve months ended December 30, 2008 the Company recognized a write-down of $1.5 million through non-interest income representing other-than-temporary impairment on the investment.

The Company holds a single issue trust preferred security issued by Royal Bank of Scotland (“RBS”).  The security suspended payments under the EU agreement for 24 months beginning April 1, 2011.  The Company valued the security by projecting estimated cash flows using the Moody’s Ba2 marginal default rate.  The difference in the present value and the carrying value of the security was the OTTI credit portion.  The security is currently booked at a fair value of $91,000 at December 31, 2011 and during the twelve months ended December 30, 2011 the Company recognized a write-down of $43,000 through non-interest income representing other-than-temporary impairment on the security.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.           SECURITIES (Continued)

The following table presents more detail on selective Company security holdings as of year-end 2011.  These details are listed separately due to the inherent level of risk for OTTI on these securities.

Description	Cusip#	Current Credit Rating	Book Value	Fair Value	Unrealized Loss	Present Value Discounted Cash Flow

Marketable equity securities
FHLMC Preferred Stock	313400657	Ca	$-	$66	$-	$66

Trust preferred securities
RBS Capital Fund	74928K208	B3	207	91	(116)	207

The following table presents a roll-forward of the cumulative amount of credit losses on the Company’s investment securities that have been recognized through earnings as of December 31, 2011, 2010, and 2009.

	December 31, 2011	December 31, 2010	December 31, 2009
Beginning balance of credit losses	$1,500	$1,500	$1,500
Other-than-temporary impairment credit losses	43	-	-

Ending balance of cumulative credit losses recognized in earnings	$1,543	$1,500	$1,500

Restricted Equity Securities

The investment in the common stock of the Federal Home Loan Bank of Atlanta is accounted for by the cost method, which also represents par value, and is made for long-term business affiliation reasons.  In addition, this investment is subject to restrictions relating to sale, transfer or other disposition.  Dividends are recognized in income when declared.  The carrying value of this investment at December 31, 2011 and 2010 is $4.1 million and $3.7 million, respectively.   The estimated fair value of this investment is $4.1 million as of December 31, 2011, and therefore is not considered impaired.

Other equity securities represent an investment in the common stock of the Chattahoochee Bank of Georgia (“Chattahoochee”), a de novo bank in Gainesville, Georgia.  The Company accounts for this investment by the cost method.  This investment represents approximately 4.9% of the outstanding shares of Chattahoochee.  Since its initial capital raise, Chattahoochee has not had any stock transactions, and therefore, no fair market value is readily available.  The carrying value of this investment at December 31, 2011 is $1.0 million.  The Company plans to hold this investment for the foreseeable future, and did not consider it impaired as of December 31, 2011.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.           LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans is summarized as follows:

	December 31,
	2011	2010
Commercial real estate:
Nonresidential	$138,970	$110,079
Multifamily	15,797	13,598
Farmland	17,921	12,339
Total commercial real estate loans	172,688	136,016

Construction and land	26,804	24,522

Consumer real estate:
Mortgage loans, 1-4 families	129,745	131,293
Home equity	26,154	26,091
Total consumer real estate loans	155,899	157,384

Consumer and other:
Indirect auto loans	3,741	8,646
Direct auto loans	6,430	8,446
Other	13,701	10,023
Total consumer loans	23,872	27,115

Commercial and industrial loans	55,179	52,589

	434,442	397,626
Loans acquired through FDIC-assisted acquisitions
Non-Covered	18,721	21,371
Covered	107,457	-
Total loans	560,620	418,997

Total allowance for loan losses	(7,494)	(8,101)
Loans, net	$553,126	$410,896

Commercial Real Estate

Commercial real estate lending includes real estate loans secured primarily by multifamily dwellings, retail establishments, hotels, motels, warehouses, small office buildings, farmland, and other properties located in our market areas.

Loans secured by nonresidential and multifamily real estate properties generally involve a greater degree of credit risk than single family residential mortgage loans.  These loans typically involve large balances to single borrowers or groups of related borrowers.  Because payments on loans secured by nonresidential and multifamily real estate properties are often dependent on the successful operation or management of the properties, repayment of these loans may be subject to adverse conditions in the real estate market or the economy.  If the cash flow from the project is reduced, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired.

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.           LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Construction and Land
Construction and land lending consist of loans for the construction of one- to four-family residences, multifamily residences and commercial properties Construction loans also involve additional risks because funds are advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction.  Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, and the related loan-to-value ratios.

Consumer Real Estate
Consumer real estate lending consist of loans secured by first mortgages on one- to four-family residences, including home equity lines of credit, in our lending area, and on occasion, outside our lending area for customers whose primary residences are within the Company’s lending area.

Consumer and Other Lending
Consumer and other lending includes a variety of secured consumer loans, new and used auto loans, boat and recreational vehicle loans, and loans secured by deposit accounts. Consumer loans may entail greater risk than do single family residential mortgage loans, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles and recreational vehicles.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  As a result, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

Commercial and Industrial Lending
Commercial and industrial lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, inventory and equipment.  Commercial business loans are generally secured by business assets, such as accounts receivable, equipment and inventory.  This collateral may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Nonetheless, these loans are believed to carry higher credit risk than traditional single family loans.

Changes in the allowance for loan losses are as follows:

	Years Ended December 31,
	2011	2010	2009

Balance, beginning of period	$8,101	$6,060	$4,950
Provision for loan losses	2,895	5,500	7,500
Loans charged off	(4,362)	(3,686)	(6,621)
Credit mark transfer in	197	-	-
Recoveries of loans previously charged off	663	227	231
Balance, end of period	$7,494	$8,101	$6,060

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.           LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and recorded investment in loans by segment:

	Commercial Real Estate	Consumer Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)

Balance, January 1, 2011	$1,721	$2,197	$1,977	$1,601	$605	$8,101
Add (deduct):
Charge-offs	(573)	(3,177)	(18)	(330)	(264)	(4,362)
Recoveries	495	18	2	-	148	663
Credit mark transfer in	197	-	-	-	-	197
Provision	38	3,402	(691)	280	(134)	2,895
Balance, December 31, 2011	$1,878	2,440	1,270	1,551	355	7,494

Allowance:
Ending balance: specific	$8	352	341	-	-	701
Ending balance: collective	$1,870	2,088	929	1,551	355	6,793

Loans:
Ending balance: individually evaluated for impairment	$1,938	9,035	4,326	1,368	-	16,667
Ending balance: collectively evaluated for impairment	$170,750	146,864	22,478	53,811	23,872	417,775

	Commercial Real Estate	Consumer Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)

Balance, January 1, 2010	$1,176	$1,422	$1,419	$1,193	$850	$6,060
Add (deduct):
Charge-offs	(412)	(1,278)	(704)	(804)	(488)	(3,686)
Recoveries	-	10	-	-	217	227
Provision	957	2,043	1,262	1,212	26	5,500
Balance, December 31, 2010	$1,721	$2,197	$1,977	$1,601	$605	$8,101
Allowance:
Ending balance: specific	$450	693	73	6		1,222
Ending balance: collective	$1,271	1,504	1,904	1,595	605	6,879
Loans:
Ending balance: individually evaluated for impairment	$3,322	$6,757	$4,909	$932	$-	$15,920
Ending balance: collectively evaluated for impairment	$132,694	$150,627	$19,613	$51,657	$27,115	$381,706

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
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

Impaired loans by class are presented below for 2011:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized YTD 2011
	(dollars in thousands)
Commercial real estate:
Nonresidential	$981	993	99	985	34
Multifamily	2	4	1	89	6
Farmland	111	114	-	112	-
Total commercial real estate loans	1,094	1,111	100	1,186	40

Construction and land	3,961	3,961	525	3,984	167

Consumer real estate:
Mortgage loans, 1-4 families	6,759	8,937	710	7,534	130
Home equity	105	138	101	112	4
Total consumer real estate loans	6,864	9,075	811	7,646	134

Consumer and other:
Indirect auto loans	83	98	-	103	4
Direct auto loans	55	67	41	65	2
Other	39	40	38	42	2
Total consumer and other loans	177	205	79	210	8

Commercial and industrial loans	1,179	1,323	389	1,301	20
Total	$13,275	$15,675	$1,904	$14,327	$369

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.           LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans by class are presented below for 2010:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized YTD 2010
	(dollars in thousands)

Commercial real estate:
Nonresidential	$1,770	1,770	280	1,770	30
Multifamily	1,586	1,586	175	1,586	47
Farmland	-	-	-	-	-
Total commercial real estate loans	3,356	3,356	455	3,356	77

Construction and land	4,997	4,997	1,114	4,997	198

Consumer real estate:
Mortgage loans, 1-4 families	6,695	6,695	896	6,695	242
Home equity	223	223	2	223	9
Total consumer real estate loans	6,918	6,918	898	6,918	251

Consumer and other:
Indirect auto loans	108	108	50	108	5
Direct auto loans	48	48	17	48	2
Other	9	9	3	9	1
Total consumer and other loans	165	165	70	165	8

Commercial and industrial loans	1,005	1,005	266	1,005	62
Total	$16,441	$16,441	$2,803	$16,441	$596

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.           LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Below is an analysis of the age of recorded investment in loans that are past due as of the year ended December 31, 2011.

	30-59 Days	60-89 Days	Greater Than	Total Past		Total
	Past Due	Past Due	90 Days	Due	Current	Loans
	(dollars in thousands)
Commercial real estate:
Nonresidential	$111	$-	$361	$472	$138,498	$138,970
Multifamily	-	-	2	2	15,795	15,797
Farmland	-	-	111	111	17,810	17,921
Total commercial real estate loans	111	-	474	585	172,103	172,688

Construction and land	-		442	442	26,362	26,804

Consumer real estate:
Mortgage loans, 1-4 families	93	-	4,667	4,760	124,985	129,745
Home equity	54	24	105	183	25,971	26,154
Total consumer real estate loans	147	24	4,772	4,943	150,956	155,899

Consumer and other:
Indirect auto loans	23	-	83	106	3,635	3,741
Direct auto loans	-	-	55	55	6,375	6,430
Other	6	-	38	44	13,657	13,701
Total consumer and other loans	29	-	176	205	23,667	23,872

Commercial and industrial loans	60		1,179	1,239	53,940	55,179
Total	$347	$24	$7,043	$7,414	$427,028	$434,442

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.           LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Below is an analysis of the age of recorded investment in loans that are past due as of the year ended December 31, 2010.

	30-59 Days	60-89 Days	Greater Than	Total Past		Total
	Past Due	Past Due	90 Days	Due	Current	Loans
	(dollars in thousands)
Commercial real estate:
Nonresidential	$-	$-	$1,770	$1,770	$108,309	$110,079
Multifamily	-	-	1,586	1,586	12,012	13,598
Farmland	-	-	-	-	12,339	12,339
Total commercial real estate loans	-	-	3,356	3,356	132,660	136,016

Construction and land	295	-	1,423	1,718	22,804	24,522

Consumer real estate:
Mortgage loans, 1-4 families	1,167	-	4,650	5,817	125,476	131,293
Home equity	-	38	223	261	25,830	26,091
Total consumer real estate loans	1,167	38	4,873	6,078	151,306	157,384

Consumer and other:
Indirect auto loans	171	10	108	289	8,357	8,646
Direct auto loans	42	5	48	95	8,351	8,446
Other	22	-	9	31	9,992	10,023
Total consumer and other loans	235	15	165	415	26,700	27,115

Commercial and industrial loans	40	89	88	217	52,372	52,589
Total	$1,737	$142	$9,905	$11,784	$385,842	$397,626

There were no accruing loans that were greater than 90 days past due at December 31, 2011 and 2010.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
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

Included in certain loan categories are troubled debt restructurings that were classified as impaired.  At December 31, 2011, the Company had troubled debt restructurings totaling $10.4 million, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.  Included in nonaccruing loans at December 31, 2011, are troubled debt restructurings of $4.2 million.  In addition, at that date the Company had troubled debt restructurings totaling $6.2 million that were performing in accordance with their modified terms and are not included in nonaccruing loans.

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

Troubled Debt Restructurings for the years ended:

	As of December 31, 2011
	Number of Modifications	Recorded Investment Prior to Modifications	Recorded Investment

Commercial real estate	2	$852	$843
Consumer real estate	5	7,268	5,206
Construction and land	1	3,574	3,519
Commercial and industrial loans	1	920	839
Consumer and other	-	-	-
Total	9	$12,614	$10,407

	As of December 31, 2010
	Number of Modifications	Recorded Investment Prior to Modifications	Recorded Investment

Commercial real estate	-	$-	$-
Consumer real estate	2	2,065	2,060
Construction and land	2	5,274	4,704
Commercial and industrial loans	1	920	915
Consumer and other	-	-	-
Total	5	$8,259	$7,679

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.           LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Troubled Debt Restructuring Modifications that Subsequently Defaulted for the years ended:

	As of December 31, 2011
	Number of Modifications	Recorded Investment

Commercial real estate	1	$223
Consumer real estate	3	3,114
Construction and land	-	-
Commercial and industrial loans	1	839
Consumer and other	-	-
Total	5	$4,176

As of December 31, 2010
	Number of Modifications	Recorded Investment

Commercial real estate	-	$-
Consumer real estate	-	-
Construction and land	1	1,130
Commercial and industrial loans	-	-
Consumer and other	-	-
Total	1	$1,130

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
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

Substandard-6-Excessive Credit Risk - Loans rated 6 are substandard assets and are classified loans.  These loans represent an excessive credit risk for the bank and must be monitored closely for adherence to game plans. Substandard assets are inadequately protected by the tangible net worth and repayment capacity of the borrower.  The collateral pledged may be insufficient to cover the bank’s exposure.  There are well-defined weaknesses which jeopardize the repayment of the loan on reasonable terms and the borrower may not be able to keep up the interest payments.  Adverse trends may result in payment over an excessive period of time and there may be the possibility of loss.  Substandard loans may or may not be placed on non-accrual, the unsecured portion of some loans may be written down.

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

Loss-8 - Loans in the loss category are those, which are deemed uncollectible, and as such, are charged to the Loan Loss Reserve.  Loans may be charged-off, either in whole or in part.  Loans, which carry a 8 rating, are no longer considered assets of the bank.  The 8-risk rating may be used to designate the remaining portion of a relationship still on the Bank’s books after the exposure has been charged-off.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.           LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Credit quality indicators by class are presented below:

	As of December 31, 2011
	Non- Residential	Multifamily	Farmland	Construction and Land
	(dollars in thousands)
Commercial Real Estate Credit Exposure
Pass 1	$-	$-	$-	$-
Pass 2	-	-	-	76
Pass 3	64,303	5,336	8,014	11,032
Pass 4	67,135	8,568	9,230	11,168
Special Mention 5	5,064	1,753	161	135
Substandard 6	2,468	140	516	4,393
Doubtful 7	-	-	-	-
Loss 8	-	-	-	-
Total	$138,970	$15,797	$17,921	$26,804

	As of December 31, 2010
	Non- Residential	Multifamily	Farmland	Construction and Land
	(dollars in thousands)
Commercial Real Estate Credit Exposure
Pass 1	$-	$-	$-	$75
Pass 2	-	-	-	-
Pass 3	50,899	5,242	7,239	8,497
Pass 4	54,852	6,586	3,280	9,723
Special Mention 5	1,539	-	1,293	530
Substandard 6	2.789	1,770	527	5,697
Doubtful 7	-	-	-	-
Loss 8	-	-	-	-
Total	$110,079	$13,598	$12,339	$24,522

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.           LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

As of December 31, 2011
Commercial
(dollars in thousands)
Commercial Credit Exposure
Pass 1	$1,101
Pass 2	299
Pass 3	30,515
Pass 4	20,428
Special Mention 5	986
Substandard 6	1,850
Doubtful 7	-
Loss 8	-
Total	$55,179

As of December 31, 2010
Commercial
(dollars in thousands)
Commercial Credit Exposure
Pass 1	$1,008
Pass 2	281
Pass 3	29,683
Pass 4	19,015
Special Mention 5	667
Substandard 6	1,935
Doubtful 7	-
Loss 8	-
Total	$52,589

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.          LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	As of December 31, 2011
	Mortgage	Home Equity
	(dollars in thousands)
Consumer Real Estate Credit Exposure
Pass 1-4	$118,125	$25,684
Special Mention 5	973	262
Substandard 6	10,647	208
Doubtful 7	-	-
Loss 8	-	-
Total	$129,745	$26,154

	As of December 31, 2010
	Mortgage	Home Equity
	(dollars in thousands)
Consumer Real Estate Credit Exposure
Pass 1-4	$120,103	$25,779
Special Mention 5	2,896	-
Substandard 6	8,294	312
Doubtful 7	-	-
Loss 8	-	-
Total	$131,293	$26,091

	As of December 31, 2011
	Indirect Auto	Direct Auto	Other
	(dollars in thousands)
Consumer and Other Credit Exposure
Pass 1-4	$3,590	$6,374	$13,594
Special Mention 5	18	-	20
Substandard 6	133	56	87
Doubtful 7	-	-	-
Loss 8	-	-	-
Total	$3,741	$6,430	$13,701

	As of December 31, 2010
	Indirect Auto	Direct Auto	Other
	(dollars in thousands)
Consumer and Other Credit Exposure
Pass 1-4	$8,405	$8,370	$9,998
Special Mention 5	29	-	-
Substandard 6	212	76	25
Doubtful 7	-	-
Loss 8	-	-
Total	$8,646	$8,446	$10,023

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.           LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates.  Changes in related party loans are summarized as follows:

	December 31, 2011	December 31, 2010
	(dollars in thousands)

Balance, beginning of year	$9,121	$8,722
Advances	15,951	13,329
Repayments	(15,738)	(12,702)
Changes in related parties	(18)	(228)
Balance, end of year	$9,316	$9,121

FDIC-Assisted Transactions

The Company elected to account for loans acquired in Tattnall Bank, Citizens and First Southern acquisitions under ASC 310–30.  Under ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable.  ASC 310 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement. Loans with specific evidence of deterioration in credit quality were accounted for under ASC 310.  In addition, the Company determined it would not be able to collect all the contractually required principal and interest payments on other loans in the portfolio which did not have specific evidence of credit quality due to multiple factors, including the deterioration of the economy since origination of these loans, the decline in real estate values in the market areas of the loans, and the poor underwriting standards under which these loans were originated.  These loans are accounted for by analogy to ASC 310. The following tables detail the fair value of loans covered and not covered under loss share agreements accounted under ASC 310-30.

Loans not covered by loss -sharing agreements: (dollars in thousands)	December 31, 2011

Commercial real estate	$7,632
Consumer real estate	2,304
Construction and land	1,512
Commercial and industrial	3,320
Consumer and other	3,953
18,721

Loans covered by loss-sharing agreements:	December 31,
(dollars in thousands)	2011

Commercial real estate	$31,951
Consumer real estate	44,189
Construction and land	19,789
Commercial and industrial	9,515
Consumer and other	2,013
107,457

The Bank entered into loss-sharing agreements as part of the acquisitions of Citizens and First Southern.  The covered loans above are covered pursuant to the FDIC loss-share agreements, which are discussed in Note 2-Acquisition Activity, and are presented net of the related fair value discount.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.           LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

FDIC-Assisted Transactions (continued)

The following table represents the loans receivable as of December 31, 2011 and reflects reclassifications from the balances reported at December 31, 2010:

	Acquired Loans Without Specific Evidence of Deterioration in Credit Quality	Acquired Loans With Specific Evidence of Deterioration in Credit Quality	Total Loans Acquired
	(dollars in thousands)
Contractually required principal and interest	$190,798	$55,948	$246,746
Non-accretable difference	(56,343)	(33,129)	(89,472)
Cash flows expected to be collected	134,455	22,819	157,274
Accretable yield	(29,146)	(1,950)	(31,096)
Basis in acquired loans	$105,309	$20,869	$126,178

The following table is a summary of changes in the accretable yields of acquired loans since the acquisition date and reflect refinements to the Company's initial estimate:

	Acquired Loans Without Specific Evidence of Deterioration in Credit Quality	Acquired Loans With Specific Evidence of Deterioration in Credit Quality	Total Loans Acquired
	(dollars in thousands)
Balance at acquisition, December 31, 2009	$1,025	$2,352	$3,377
Net Accretion	2,274	(1,053)	1,221
Balance, December 31, 2010	$3,299	$1,299	$4,598
Additions:
Citizens	35,731	423	36,154
First Southern	20,364	1,600	21,964
Net Accretion	(30,248)	(1,372)	(31,620)
Balance, December 31, 2011	$29,146	$1,950	$31,096

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.           FDIC LOSS SHARE RECEIVABLE

The following table provides changes in the loss-share receivable from the FDIC for the period ended December 31, 2011.

(dollars in thousands)
Balance, December 31, 2010	$-
FDIC Loss share receivable recorded for Citizens	58,164
FDIC Loss share receivable recorded for First Southern	30,464
Claimable losses on covered under agreement	(3,140)
Reimbursable expense claimed	1,208
Accretion of discounts and premiums, net	381
Reimbursements from FDIC	(3,176)
Balance, December 31, 2011	$83,901

NOTE 6.           ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of the following for the periods indicated:

	December 31,
	2011	2010

Loans	$3,047	$1,970
Other interest earning assets	22	-
GSE and private label residential mortgage-backed securities	666	406
Other investment securities	954	531
Subtotal, securities	1,620	937
	$4,689	$2,907

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.           OTHER REAL ESTATE OWNED

The following table provides a summary of information pertaining to OREO for periods ended December 31, 2011 and 2010.

	OREO	Covered OREO	Total
	(dollars in thousands)

Balance, December 31, 2010	$3,689	$-	$3,689
Acquired in Citizens acquisition	-	7,540	7,540
Acquired in First Southern acquisition	-	4,644	4,644
Additions	2,230	1,610	3,840
Sales	(1,699)	(3,747)	(5,446)
Writedowns	(858)	-	(858)
Balance, December 31, 2011	$3,362	10,047	13,409

	OREO	Covered OREO	Total
	(dollars in thousands)

Balance, December 31, 2009	$1,739	$-	$1,739
Additions	4,560	-	4,560
Sales	(2,628)	-	(2,628)
Writedowns	18	-	18
Balance, December 31, 2010	$3,689	-	3,689

The covered OREO above is covered pursuant to the FDIC loss-share agreements which are discussed in Note 2-Acquisition Activity, and is presented net of the related fair value discount.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.           PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2011	2010
Land and improvements	$9,895	$7,270
Buildings	18,131	13,851
Furniture and equipment	13,453	10,525
Construction in progress	573	806
	40,052	32,452
Accumulated depreciation	(12,520)	(11,040)
	$29,532	$21,412

Premises held for sale	$1,080	$1,080

The Company began construction on a new branch in Valdosta, Georgia, scheduled to open in 2012, at an approximate cost of $1.9 million. Depreciation and amortization expense was $1.5 million, $946,000 and $912,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.           PREMISES AND EQUIPMENT (Continued)

Leases

In 2011 and 2010, the Company entered into seven short term, 12 to 18 months, leases for new mortgage loan production operations.   Additionally, the Company entered into three leases associated with the Valdosta branch and the construction of a permanent branch location.

The Company entered into various operating agreements for office equipment, primarily printers, as a result of the increase in operation locations in 2011 and 2010. The average term of these agreements is 36 months.

The Company has a lease agreement for its investment division operations on a month to month lease.

The Company also has an assignment of a 99 year land lease associated with a branch office in Ocala, Florida with a remaining life of approximately 60 years.

Rental expense under all operating leases amounted to approximately $543,000 $121,000, $121000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum lease commitments on noncancelable operating leases, excluding any renewal options, are summarized as follows:

(dollars in thousands)
2012	$440
2013	239
2014	132
2015	13
Thereafter	744
$1,568

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.           GOODWILL AND INTANGIBLE ASSETS

During 2010, the Company recorded goodwill associated with the Lake City branch acquisition.  As of December 31, 2011 and 2010, the goodwill was carried at $553,000.  There was no impairment of the goodwill in 2011.

Intangible assets consist of core deposit intangibles acquired in connection with business acquisitions.

In February 2011, the Company recorded $1.8 million core deposit intangible with the FDIC-assisted acquisition of Citizens.  Additionally, the Company recorded $850,000 core deposit intangible with the FDIC-assisted acquisition of First Southern Bank in August 2011.

Following is a summary of information related to the intangible assets associated with these acquisitions based on the Company's allocations:

	As of December 31, 2011		As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
The Tattnall Bank	$263	$73	$263	$40
Lake City, Florida, branch	460	128	460	69
PAB branches	1,912	429	1,912	167
Citizens Bank of Effingham	1,778	283	-	-
First Southern National Bank	850	55	-	-
Core deposit intangibles	$5,263	$968	$2,635	$276

The estimated amortization expense for each of the next five years as of December 31, 2011 is as follows:

(dollars in thousands)
2012	$763
2013	680
2014	621
2015	570
2016	517
2017 and beyond	1,144
$4,295

There was $692,000 and $276,000 of amortization expense recorded during the year ended December 31, 2011 and 2010.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.        DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2011 and 2010 was $154.7 million and $80.9 million, respectively.

The scheduled maturities of time deposits at December 31, 2011 are as follows:

2012	$216,233
2013	50,241
2014	15,460
2015	15,762
2016 and beyond	11,083
$308,779

Overdraft deposit accounts reclassified to loans totaled $586,000, $296,000 at December 31, 2011 and 2010, respectively.

The Company had $45.2 million and $14.2 million in brokered deposits as of December 31, 2011 and 2010, respectively.  The increase in brokered deposits was the result of a 2006 brokered MMA agreement which capped deposit balances at $35 million.  The balances in the brokered MMA account increased from $5.7 million as of December 31, 2010 to $34.8 million as of December 31, 2011.

The depositors of the Bank are insured by the FDIC.  This insurance coverage generally insures each depositor up to $250,000.  Amounts in excess of $250,000 are generally not insured.

The following table presents the interest expense for each major category of deposits for periods indicated:

	Years Ended December 31,
	2011	2010	2009
Interest Expense
Interest bearing demand	$818	$917	$534
Savings and money market	2,367	2,030	1,553
Retail time deposits	4,178	2,554	3,787
Wholesale time deposits	187	258	597
	$7,550	$5,759	$6,471

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.        EMPLOYEE BENEFIT PLANS

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

	December 31,
	(dollars in thousands)
	2011	2010	2009
Changes in benefit obligations:
Obligations at beginning of year	$9,851	$8,327	$6,753
Service cost	709	702	609
Interest cost	507	489	419
Benefits paid	(1,076)	(530)	(544)
Actuarial loss	1,785	863	1,090
Obligations at end of year	$11,776	$9,851	$8,327

Changes in plan assets:
Fair value of assets at beginning of year	$8,184	$6,233	$4,592
Actual return on assets	(95)	861	1,185
Company contributions	1,085	1,620	1,000
Benefits paid	(1,076)	(530)	(544)
Fair value of assets at end of year	$8,098	$8,184	$6,233

Funded status at end of year, included in other liabilities	$3,678	$(1,667)	$(2,094)

Pretax amounts recognized in accumulated other comprehensive income consist of:
Net loss	$5,863	$3,666	$3,495
Prior service cost	149	158	167
	$6,012	$3,824	$3,662

Accumulated benefit obligation	$9,736	$8,265	$6,588

Net periodic benefit cost:
Service cost	$709	$702	$609
Interest cost	507	489	419
Expected return on plan assets	(636)	(475)	(358)
Amortization of prior losses	319	306	332
Amortization of service costs	9	9	9
Net periodic benefit cost	$908	$1,031	$1,011

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.         EMPLOYEE BENEFIT PLANS (Continued)

Pension Plan (Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
	(dollars in thousands)
Current year actuarial loss	$2,516	$477	$263
Amortization of prior losses	(319)	(306)	(332)
Amortization of prior service cost	(9)	(9)	(9)
Total recognized in other comprehensive income (loss)	$2,188	$162	$(78)

	December 31,
	2011	2010
Assumptions used in computations:
In computing ending obligations:
Discount rate	4.75%	5.25%
Rate of compensation increase	3.00%	3.00%
In computing expected return on plan assets	7.50%	7.50%

To determine the expected rate of return on plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.  The approximate allocation of plan assets as of December 31, 2011 and 2010 is as follows:

	2011	2010

Fixed income	35.6%	31.3%
Equities	54.6%	55.5%
Cash and cash equivalents	6.1%	9.7%
Other	3.7%	3.5%

Plan fiduciaries set investment policies and strategies for the plan assets.  Long-term strategic investment objectives include capital appreciation through balancing risk and return.

The Company expects to contribute $1.0 million to the plan during 2012.

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2012 are as follows:

Prior service cost	$9
Net loss	565
$574

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.         EMPLOYEE BENEFIT PLANS (Continued)

Pension Plan (Continued)

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Fiscal Year	Amount
(dollars in thousands)
2012	$1,588
2013	446
2014	421
2015	394
2016	689
2017-2021	9,792

401(K) Plan

The Company has also established a salary deferral plan under Section 401(k) of the Internal Revenue Code.  The plan allows eligible employees to defer a portion of their compensation up to 25%, subject to certain limits based on federal tax laws.  Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds.  The Company matches 50% of employee’s contributions up to 4% of their salary.  Total expense recorded for the Company’s match was approximately $157,000 and $123,000 and for the fiscal years ended December 31, 2011 and 2010, respectively.

Employee Stock Ownership Plan (ESOP)

In connection with the minority stock offering, the Company established an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees with an effective date of June 29, 2005.  The ESOP purchased 440,700 (369,174 after conversion) shares of common stock from the minority stock offering with proceeds from a ten-year note in the amount of $4.4 million from the Company.  After the 2010 Conversion and stock offering, the unearned shares held by the ESOP were adjusted to reflect the 0.8377:1 exchange ratio on publicly traded shares.  Additionally, in connection with the 2010 Conversion the stock offering, the ESOP purchased 327,677 shares of common stock with proceeds from a twenty-year note in the amount of $3.3 million.

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

Contributions to the ESOP during 2011 and 2010 amounted to $726,000 and $488,000, respectively.

Compensation expense for shares committed to be released under the Company’s ESOP for the fiscal years ended December 31, 2011 and 2010 were $620,000 and $459,000, respectively.  Shares held by the ESOP were as follows:

	Years Ended December 31,
	2011	2010
Shares released for allocation	257,713	204,531
Unearned	439,138	492,320
Total ESOP shares	696,851	696,851

Fair value of unearned shares at December 31	$5,181,828	$6,114,617

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.        DEFERRED COMPENSATION PLANS

The Company has entered into separate deferred compensation arrangements with certain executive officers and directors.  The plans call for certain amounts payable at retirement, death or disability.  The estimated present value of the deferred compensation is being accrued over the remaining expected service period.  The Company has purchased life insurance policies which they intend to use to finance this liability.  Cash surrender value of life insurance of $15.6 million and $15.0 million December 31, 2011 and 2010, respectively, is separately stated on the consolidated balance sheets.  The Bank is generally limited by regulatory guidance to an investment in cash surrender value of Bank owned life insurance (“BOLI”) of no more than 25% of Tier I capital at the time of purchase.  The Bank was in compliance with this regulatory guidance at the time of purchase.   In September of 2007, the Company accelerated vesting under its deferred compensation agreements with each of its currently serving covered directors and executives.  Under this acceleration, each covered director and executive is fully vested in their plan balance.

Accrued deferred compensation of $3.1million at December 31, 2011 and 2010, respectively, is included in other liabilities.

The Company has also entered into deferred salary agreements with certain officers electing to defer a portion of their salary.  These amounts are expensed and the plan accumulates the deferred salary plus earnings.  At December 31, 2011 and 2010, the liability for these agreements was $707,000 and $613,000 respectively, and is included in other liabilities.

Aggregate compensation expense under the plans was $42,000, $58,000 and $41,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	FEDERAL FUNDS PURCHASED AND SECURITIES SOLD UNDERREPURCHASE AGREEMENTS

Federal funds purchased represent unsecured borrowings from other banks and generally mature daily.  Securities sold under repurchase agreements are secured borrowings and are reflected at the amount of cash received in connection with the transactions.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The Company monitors the fair value of the underlying securities on a daily basis.  Federal funds purchased and securities sold under repurchase agreements at were as follows:

	December 31,
	2011	2010

	(dollars in thousands)

Federal funds purchased from Chattahoochee Bank of Georgia with interest at 0.15% maturing daily.	$1,555	$12
Sold in overnight agreements maturing in one to four days.	3,494	2,409
Sold in a structured agreement due January 25, 2015 with a rate of 3.78% fixed until maturity.	5,000	5,000
Sold in a structured agreement due March 3, 2013 with a rate of 3.45% fixed until maturity.	5,000	5,000
Sold in a structured agreement due March 3, 2018 with a variable rate, that resets quarterly, of 4.37% at December 31, 2011.	5,000	5,000
Sold in a structured agreement due March 8, 2017 with a fixed rate of 4.85% until maturity.	10,000	10,000
Sold in a structured agreement due August 21, 2017 with a fixed rate of 4.75% until maturity.	5,000	5,000
	$35,049	$32,421

The federal funds purchased from Chattahoochee are under similar terms and conditions as would be available with other third parties.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.         OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2011	2010

	(dollars in thousands)
Advance from Federal Home Loan Bank with interest at a fixed rate of 3.71%, due September 17, 2014	$5,000	$5,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 4.23%, due August 17, 2015	5,000	5,000
Advance from Federal Home Loan Bank with interest at a variable rate of 2.85%, due February 28, 2011	-	7,500
Advance from Federal Home Loan Bank with interest at a fixed rate of 2.74%, due July 23, 2018	10,000	10,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 4.54%, due October 31, 2016	15,000	15,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 0.47%, due December 22, 2011	-	20,000
	$35,000	$62,500

The advances from Federal Home Loan Bank are collateralized by the pledging of a blanket lien on some first mortgage loans and other specified loans.  At December 31, 2011, $72.8 million was available for borrowing on lines with FHLB.

The other borrowings December 31, 2011 have maturities in future years as follows:

2012	$-
2013	-
2014	5,000
2015	5,000
2016	15,000
Later years	10,000
$35,000

The Company and the Bank have available unused lines of credit with various financial institutions including the FHLB totaling approximately $114.8 million and $35.6 million December 31, 2011 and 2010, respectively.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.         INCOME TAXES

The income tax expense (benefit) in the consolidated statements of operations consists of the following:

	Years Ended December 31,
	2011	2010	2009

	(dollars in thousands)
Current	$1,983	$346	$(1,025)
Deferred	(883)	(653)	(699)
	$1,100	$(307)	$(1,724)

The Company's income tax expense (benefit) differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	Years Ended December 31,
	2011		2010		2009

	(dollars in thousands)
Tax at federal income tax rate	$1,674	34.00%	$374	34.00%	$(1,148)	34.00%
Increase (decrease) resulting from:
Tax-exempt interest	(283)	(5.75)%	(323)	(29.38)%	(385)	(11.41)%
Gain on bank owned life insurance death benefit	(11)	(0.22)%	(312)	(28.33)%	-	-
Bank owned life insurance	(200)	(4.06)%	(208)	(18.88)%	(211)	(6.25)%
Employee Stock
Ownership Plan	(76)	(1.55)%	(39)	(3.59)%	(64)	(1.91)%
Other	(4)	(0.08)%	201	18.28%	84	2.50%
Provision for income tax expense (benefits)	1,100	22.34%	(307)	(27.90)%	(1,724)	(51.07)%
Pre-tax income (loss) for each period	$4,925		$1,099		$(3,376)

For the year ended December 31, 2010, the Company recorded income a tax benefit despite having recorded net income.  The sources of nontaxable income, primarily from tax-exempt interest and bank owned life insurance and benefit exceeded the total taxable income for the period, and therefore caused an income tax benefit to be recorded.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.         INCOME TAXES (Continued)

The components of deferred taxes are summarized as follows:

	December 31,

	2011	2010

	(dollars in thousands)
Deferred tax assets:
Loan loss reserves	$2,800	$2,427
Deferred compensation	1,522	1,467
Pension liability	2,404	1,529
Unrealized loss on securities available for sale	-	1,233
Impairment loss on securities available for sale	556	556
Stock-based compensation	494	433
Nonaccrual loans	139	204
Premises held for sale	201	201
Other real estate owned	452	493
Core deposit intangible	351	61
Net operating loss carryforward	-	618
State tax credit carryforward	232	318
Other	6	22
	9,157	9,562
Deferred tax liabilities:
Bargain gain purchase	-	1,089
Depreciation and amortization	278	210
Realized gains on terminated cash flow hedges	65	164
Deferred pension costs	337	267
Deferred loans costs	111	105
Goodwill	30	15
Unrealized gains on securities available for sale	955	-
	1,776	1,850

Net deferred tax assets	$7,381	$7,712

Management performed an analysis related to the Company’s deferred tax assets for the year ended December 31, 2011 and December 31, 2010. In its analysis, the Company considered all available evidence, both positive and negative, to determine whether estimated future taxable income will be sufficient to realize these assets. The tax operating losses have been carried back against prior years’ taxable income, resulting in the tax benefits from the losses being fully realized. However, based on current tax laws, there are no more income taxes that may be recovered from prior years. As a result, the realization of the deferred tax assets is solely dependent upon future taxable income.  The primary positive evidence considered was sustained taxable income for both  2011 and 2010, internal projections, economic and industry trends, historical and projected loan loss trends, the impact of regulatory reform and demographic data for the Company’s markets.  Based upon this analysis, the Company believes that future taxable income will more likely than not be sufficient to realize these assets, and thus, no valuation allowances were deemed necessary for the periods indicated above.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.         EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share represent income available attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan and unvested shares of issued restricted stock. For the years ended December 31, 2011, 2010 and 2009, potential common shares of 1,010,416, 577,631, and 577,652, respectively, were not included in the calculation of diluted earnings (loss) per share because the assumed exercise of such shares would be anti-dilutive.

The components used to calculate basic and diluted earnings (loss) per share follows:

	Years Ended December 31,
	2011	2010	2009

	(dollars in thousands, except per share data)
Basic earnings (loss) and shares:
Net income (loss)	$3,825	$1,406	$(1,652)

Weighted-average basic shares outstanding	8,188,843	8,424,394	8,421,500

Basic earnings (loss) per share	$0.47	$0.17	$(0.20)

Diluted earnings (loss) and shares:
Net income (loss)	$3,825	$1,406	$(1,652)

Weighted-average basic shares outstanding	8,188,843	8,424,394	8,421,500
Add: Effect of dilutive outstanding equity-based shares	1,219	7,888	-

Weighted-average diluted shares outstanding	8,190,062	8,432,282	8,421,500

Diluted earnings (loss) per share	$0.47	$0.17	$(0.20)

NOTE 17.         STOCK PLANS AND STOCK-BASED COMPENSATION

EQUITY INCENTIVE PLANS

On May 17, 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “Plan”).  The purpose of the Plan is to promote the long-term growth and profitability of Heritage Financial Group, Inc, to provide directors, advisory directors, officers and employees of Heritage Financial Group, Inc. and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence, and to provide such individuals with an equity interest in Heritage Financial Group, Inc.  Under the Plan, the Compensation Committee of the Board of Directors has discretion to award up to 645,990 shares, of which 461,422 were available as stock options or stock appreciation rights and 184,568 shares were available as restricted stock awards.  As of December 31, 2011, there were approximately 12,634 restricted stock awards and 42,514 options available to be granted from the 2006 Plan.

On June 22, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (the “2011 Plan”).  Under the 2011 Plan, the Compensation Committee has the discretion to award up to 573,481 shares, of which 409,429 were available as stock options or stock appreciation rights and 163,852 were available as restricted stock awards.  As of December 31, 2011, there were approximately 46,322 restricted stock awards and 75,159 options available to be granted from the 2011 Plan.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.         STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)

EQUITY INCENTIVE PLANS (continued)

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

STOCK OPTIONS

A summary of the status of the two plans, along with changes during the periods then ended, follows:

	December 31,
	2011		2010
	(dollars in thousands, except per share data)
	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price

Under option, beginning of period	416,791	$14.90	416,791	$14.90
Granted	346,870	11.95	-	-
Exercised	-		-	-
Forfeited	(7,219)	14.55	-	-
Expired	(17,882)	15.44	-	-
Under option, end of period	738,560	$13.51	416,791	$14.90

Exercisable at end of period	386,091	$14.94	323,787	$14.99

Weighted average fair value per option of options granted during period		$2,692		$-

Total grant date fair value of options vested during the period		$300		$305

Total intrinsic value of options exercised during the period		$-		$-

Shares available for grant		117,673		36,446

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.         STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)

STOCK OPTIONS (continued)

The following table presents information on stock options outstanding for the period shown, less estimated forfeitures:

	Years Ended December 31,
	2011	2010

Stock options vested and expected to vest:
Number	738,560	416,791
Weighted Average Exercise Price	$13.51	$14.90
Aggregate Intrinsic Value	-	-
Weighted Average Contractual Term of Options	6.8 years	5.5 years

Stock options vested and currently exercisable:
Number	386,091	323,787
Weighted Average Exercise Price	$14.94	$14.99
Aggregate Intrinsic Value	-	-
Weighted Average Contractual Term of Options	4.4 years	5.4 years

A further summary of the options outstanding at December 31, 2011 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Contractual Life in Years	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price

$14.97	377,214	4.4	$14.97	377,214	$14.97
$19.85	2,094	4.9	$19.85	2,094	$19.85
$13.43	7,956	6.0	$13.43	4,773	$13.43
$8.32	5,026	7.9	$8.32	2,010	$8.32
$12.35	12,000	9.0	$12.35	-	$12.35
$11.94	334,270	9.5	$11.94	-	$11.94
	738,560	6.8	$13.51	386,091	$14.94

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.         STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)

STOCK OPTIONS (continued)

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

The Company granted 12,000 options on January 1, 2011 from the 2006 Equity Incentive Plan.  On July 1, 2011, the Company granted 334,870 options from the new 2011 Equity Incentive Plan.  There were no options granted during the year ended December 31, 2010.  The assumptions listed in the table below were used for the options granted in the period indicated.

	Years Ended December 31,
	2011	2010
Weighted-average risk-free interest rate	2.55%	-
Weighted average expected life of the options	7.5 years	-
Weighted average expected dividends (as a percent of the fair value of the stock)	1.64%	-
Weighted-average expected volatility	80.46%	-

For the years ended December 31, 2011, 2010, and 2009 the Company recognized pre-tax compensation expense related to stock options of approximately $392,000, $312,000, and $311,000, respectively.   At December 31, 2011, there was approximately $2.4 million of unrecognized compensation related to stock options.

RESTRICTED STOCK

The Company also grants restricted stock periodically for the benefit of employees and directors.  The 2006 plan reserved 184,568 shares of common stock for restricted stock grants and, under the 2011 plan, 163,852 shares of common stock are reserved for restricted stock grants.

At December 31, 2011, restricted stock grants covering 173,127 shares of common stock had been issued less 2,868 shares forfeited in 2011 leaving 12,634 shares available for grant from the 2006 Equity Incentive Plan.  Additionally, at December 31, 2011, restricted stock grants covering 117,530 shares of common stock had been issued, 200 had been forfeited and 46,322 shares were available for grant from the 2011 Equity Incentive Plan

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.         STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)

RESTRICTED STOCK (continued)

Restricted stock grants are made at the discretion of the Board of Directors. Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period which is currently five years for all grants issued.  Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  The restriction is based upon continuous service.  The Company awarded 4,000 shares of restricted stock on January 1, 2011 from the 2006 Equity Incentive Plan.  On July 1, 2011, the Company awarded 117,530 shares of restricted stock from the new 2011 Equity Incentive Plan.  There were no restricted stock awards in during the year ended December 31, 2010.  Restricted stock consists of the following:

	December 31, 2011		December 31, 2010
	Restricted Shares	Weighted Average Market Price at Grant	Restricted Shares	Weighted Average Market Price at Grant
Balance, beginning of period	37,705	$14.60	71,213	$14.74
Granted	121,530	11.95	-	-
Vested	(32,256)	14.85	(33,508)	14.90
Forfeited	(3,069)	14.50	-	-
Balance, end of period	123,910	$11.94	37,705	$14.60

The balance of unearned compensation related to these restricted shares as of December 31, 2011 is $1.3 million which is expected to be recognized over a weighted-average of 4.45 years.  Total compensation expense recognized for the restricted shares granted to employees and directors for the year ended December 31, 2011, 2010, and 2009 was approximately $336,000 and $497,000, $497,000, respectively.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.         DERIVATIVE FINANCIAL INSTRUMENTS

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

In March 2008, the Company terminated these swap agreements for a cash payment from its counterparty in the amount of $898,725.  This gain, net of tax, is reported as a component of other comprehensive income, and will be accreted to interest income over the remaining life of the swap agreements.  As of December 31, 2011 and 2010 the Company had a balance of $163,000 and $359,000, respectively, of unaccreted gain related to these swap agreements.

In May 2008, the Company entered into two, 3-year interest rate swap agreements totaling a $20 million notional amount to hedge against interest rate risk in a declining rate environment.  In November 2008, the Company terminated these swap agreements for a cash payment from its counterpart in the amount of $376,471.  This gain, net of tax, is reported as a component of other comprehensive income, and will be accreted to interest income over the remaining life of the swap agreements.  As of December 31, 2011 and 2010, the Company had a balance of $0 and $52,000, respectively; of unaccreted gain related to these swap agreements.

For the year ended December 31, 2011, 2010 and 2009, the Company recorded interest income of $248,000, $352,000 and $352,000, respectively, on the accretion of terminated cash flow hedges.  The remaining deferred gain of $163,000 will be accreted into interest income in 2012. At December 31, 2011, the Company had no remaining derivative contracts in place.

NOTE 19.         COMMITMENTS AND CONTINGENCIES

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

The Company's exposure to credit loss is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  A summary of the Company's commitments is as follows:

	December 31,
	2011	2010

	(dollars in thousands)
Commitments to extend credit	$82,165	$52,151
Standby letters of credit	501	808
	$82,666	$52,959

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.         COMMITMENTS AND CONTINGENCIES (Continued)

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

At December 31, 2011 and 2010, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant.  The Company has not been required to perform on any financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the year ended December 31, 2011 and 2010.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements at December 31, 2011.

NOTE 20.         CONCENTRATIONS OF CREDIT

The Company makes commercial, residential, construction, agricultural, agribusiness and consumer loans to customers primarily in counties in south and central Georgia and north central Florida.  A substantial portion of the Company's customers' abilities to honor their contracts is dependent on the business economy in the geographical areas served by the Bank.

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

Based on the capital level at December 31, 2011, the maximum amount under Georgia law that the Bank could loan to any one borrower and the borrower's related entities was $20.6 million for fully secured loans and $12.4 million for all other loans.  Internally, management has set a limit of $5.0 million.  These internal limits may be exceeded by approval of the Board of Directors.

NOTE 21.         REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2011, there was approximately $2.2 million available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined.  Management believes, as of December 31, 2011 and 2010, the Company and the Bank met all capital adequacy requirements to which they are subject.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.         REGULATORY MATTERS (Continued)

As of December 31, 2011 and 2010, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  Prompt corrective action provisions are not applicable to bank holding companies.

The Company and the Bank’s actual capital amounts and ratios are presented in the following table.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
December 31, 2011
Total Capital to Risk Weighted Assets
Consolidated	$127,854	22.4%	$45,570	8.0%	$	N/A	-
HeritageBank of the South	102,208	18.8%	43,603	8.0%		54,504	10.0%
Tier I Capital to Risk Weighted Assets
Consolidated	$121,033	21.2%	$22,785	4.0%	$	N/A	-
HeritageBank of the South	95,357	17.5%	21,802	4.0%		32,703	6.0%
Tier I Capital to Average Assets:
Consolidated	$121,033	11.2%	$43,407	4.0%	$	N/A	-
HeritageBank of the South	95,357	8.9%	43,017	4.0%		53,722	5.0%

As of December 31, 2010
Total Capital to Risk Weighted Assets
Consolidated	$120,189	26.4%	$36,465	8.0%	$	N/A	-
HeritageBank of the South	88,712	19.9%	35,739	8.0%		44,674	10.0%
Tier I Capital to Risk Weighted Assets
Consolidated	$114,560	25.1%	$18,233	4.0%	$	N/A	-
HeritageBank of the South	83,083	18.6%	17,870	4.0%		26,805	6.0%
Tier I Capital to Average Assets:
Consolidated	$114,560	16.1%	$28,508	4.0%	$	N/A	-
HeritageBank of the South	83,083	12.1%	27,436	4.0%		34,294	5.0%

Heritage Financial Group, Inc. is subject to Georgia capital requirements for holding companies.

At December 31, 2011, Heritage Financial Group, Inc. had total equity of $124.1 million or 11.4% of total assets as of that date.  Under Georgia capital requirements for holding companies, Heritage Financial Group, Inc. had Tier I leverage capital of $121.0 million or 11.2%, which was $77.6 million above the 4.0% requirement.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.         REGULATORY MATTERS (Continued)

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

A reconciliation of the Bank's capital included in its balance sheets and the regulatory capital amounts follows:

	December 31,
	2011	2010
	(dollars in thousands)
Total capital per balance sheet	$99,893	$86,149
Regulatory capital adjustments:
Net unrealized gains (losses) on available for sale securities	(1,433)	1,790
Net unrealized loss on available for sale equity securities	-	(31)
Accumulated net gains on cash flow hedges	3,509	2,048
Disallowed goodwill and other disallowed intangible assets	(4,848)	(2,912)
Disallowed deferred tax assets	(1,764)	(3,961)

Total Tier 1 Capital	95,357	83,083

Allowance for loan and lease losses includible in Tier 2 capital	6,821	5,615
Unrealized gains on available for sale equity securities includible in Tier 2 capital	30	14

Total Tier 1 and 2 Capital	$102,208	$88,712

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.         FAIR VALUE OF ASSETS AND LIABILITIES

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.         FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.         FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis:  Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
	(Dollars in thousands)
December 31, 2011
Securities available for sale
Debt securities	$-	$258,860	$-	$258,860
Marketable equity securities	66	91	-	157
Total securities available for sale	$66	$258,951	$-	$259,017
December 31, 2010
Securities available for sale
Debt securities	$-	$238,035	$-	$238,035
Marketable equity securities	31	311	-	342
Total securities available for sale	$31	$238,346	$-	$238,377

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.         FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

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

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
	(Dollars in thousands)
December 31, 2011
Impaired loans	$-	$-	$11,371	$4,016
Foreclosed assets	-	-	13,441	858
Total	$-	$-	$24,812	$4,873

December 31, 2010
Impaired loans	$-	$-	$11,829	$3,498
Foreclosed assets	-	-	2,021	382
Total	$-	$-	$13,850	$3,880

December 31, 2009
Impaired loans	$-	$-	$7,237	$4,275
Foreclosed assets	-	-	530	362
Total	$-	$-	$7,767	$4,637

In accordance with the provisions of the loan impairment guidance (ASC 310-10-35), individual loans were written down to their fair value.  Loans applicable to write downs of impaired loans are estimated using the present value of expected cash flows or the appraised value of the underlying collateral discounted as necessary due to management’s estimates of changes in economic conditions.

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.                      FAIR VALUE OF ASSETS AND LIABILITIES (Continued)

The carrying amount and estimated fair value of the Company's financial instruments were as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash, due from banks and interest-bearing deposits in banks	$77,622	$77,622	$39,714	$39,714
Federal funds sold	$21,753	$21,753	$2,700	$2,700
Securities available for sale	$259,017	$259,017	$238,377	$238,377
Federal Home Loan Bank stock	$4,067	$4,067	$3,703	$3,703
Other equity securities	$1,010	$1,010	$1,010	$1,010

Loans held for sale	$7,471	$7,471	$225	$225

Non covered loans	$453,163	$437,737	$418,997	$419,835
Allowance for loan losses	7,494	-	8,101	-
Non covered loans, net	445,669	$437,737	$410,896	$419,835
Covered loans	$107,457	$107,457	$-	$-
Accrued interest receivable	$4,689	$4,689	$2,907	$2,907
FDIC loss-share receivable	$83,901	$83,901	$-	$-

Financial liabilities:
Deposits	$884,187	$875,317	$534,242	$532,050

Federal funds purchased and securities sold under repurchase agreements	$35,049	$35,049	$32,421	$32,425
Other borrowings	$35,000	$38,161	$62,500	$65,592
Accrued interest payable	$972	$972	$702	$702

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.	CONDENSED FINANCIAL INFORMATION OF HERITAGE FINANCIALGROUP, INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2011	2010
Assets
Cash and due from banks	$21,686	$6,184
Other equity securities, at cost	1,010	1,010
Securities available for sale, at fair value	-	25,465
Investment in subsidiary	99,893	86,149
Premises and equipment, net	450	464
Other assets	1,475	947

Total assets	$124,514	$120,219

Liabilities
Other liabilities	$378	$879

Stockholders' equity	124,136	119,340

Total liabilities and stockholders' equity	$124,514	$120,219

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.	CONDENSED FINANCIAL INFORMATION OF HERITAGE FINANCIALGROUP, INC. (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF OPERATIONS
(Dollars in thousands)

	Years Ended December 31,
	2011	2010	2009
Income
Dividends from subsidiary	$-	$-	$1,000
Interest	15	39	102
Gains on sales of securities	-	-	37
Total income	15	39	1,139

Expense
Depreciation	14	13	13
Other expense	903	771	702
Total expense	917	784	715

Income (loss) before income tax benefits and equity in undistributed earnings (distributions in excess of earnings) of subsidiary	(902)	(745)	424

Income tax benefits	356	248	231

Income (loss) before equity in undistributed earnings (distribution in excess of earnings) of subsidiary	(546)	(497)	655

Equity in undistributed earnings (distributions in excess of earnings) of subsidiary	4,371	1,903	(2,307)

Net income (loss)	$3,825	$1,406	$(1,652)

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.	CONDENSED FINANCIAL INFORMATION OF HERITAGE FINANCIALGROUP, INC. (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$3,825	$1,406	$(1,652)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14	13	13
Excess tax shortfall related to stock-based compensation plans	2	14	58
Stock-based compensation expense	216	229	226
Gain on sales of securities	-	-	(37)
(Equity in undistributed earnings) distributions in excess of earnings of subsidiary	(4,371)	(1,903)	2,307
Other operating activities	(1,079)	99	(225)
Total adjustments	(5,218)	(1,548)	2,343

Net cash provided by (used in) operating activities	(1,393)	(142)	690

INVESTING ACTIVITIES
Contribution of 50% of proceeds of stock offering to subsidiary	(16)	(30,730)	-
Fund ESOP note receivable from conversion and stock offering	-	(3,277)	-
Contribution to subsidiary	(7,000)	-	-
Decrease in federal funds sold	-	-	62
Purchase of premises and equipment	-	(2)	(19)
Purchases of securities available for sale	-	(79,994)	(964)
Proceeds from maturities of securities available for sale	25,000	54,998	1,707
Proceeds from sale of securities available for sale	-	-	3,562
Proceeds from fair value transfer of securities to bank	590	-	-

Net cash provided by (used in) investing activities	18,574	(59,005)	4,348

FINANCING ACTIVITIES
Net proceeds from common stock offering	-	61,482	-
Shares released to employee stock ownership plan	620	468	409
Excess tax benefit related to stock-based compensation plans	(2)	(14)	(58)
Purchase of shares, net	(1,310)	(16)	(516)
Dividends paid to stockholders	(987)	(854)	(721)

Net cash provided by (used in) financing activities	(1,679)	61,066	(886)

Net increase in cash and due from banks	15,502	1,919	4,152

Cash and due from banks at beginning of period	6,184	4,265	113

Cash and due from banks at end of period	$21,686	$6,184	$4,265

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24.         STOCK REPURCHASE PLAN

In July 2011, the Company’s Board of Directors authorized a stock repurchase program to acquire up to 163,852 shares.  Under this program 116,942 shares were repurchased during 2011 at a cost of $1.3 million.  The program will expire in July 2012 unless completed sooner or otherwise extended.

In December 2011, the Company’s Board of Directors authorized another stock repurchase program.  The program authorizes the Company to repurchase up to 435,000 shares.  Under this program the Company did not repurchase any shares during 2011.  The program will expire in December 2012 unless completed sooner or otherwise extended.

NOTE 25.         SUBSEQUENT EVENTS

In February 2012, the Company entered into an interest rate swap agreement totaling a $50 million notional amount to hedge against interest rate risk on future borrowings in a rising rate environment.  The agreement is for 12 years with no cash flow being exchanged until years 4-12.  The Company will pay a fixed rate of 3.155% in exchange for 3 month LIBOR on future floating rate borrowings.  As a cash flow hedge, the portion of the change in the fair value of the derivative that has been deemed highly effective is recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) under the Securities Exchange Act (the “Exchange Act”)) as of December 31, 2011, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective in ensuring that the information required to disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including its Chief Executive Officer and Chief Financial Officer) in a timely manner; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b)           Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

The Company’s independent registered public accounting firm has issued an audit report on Heritage’s internal control over financial reporting.  This report can be found in Item 8 – Report of Independent Registered Public Accounting Firm.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Directors

Information concerning the Directors of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 23, 2012, a copy of which will be filed not later than 120 days after the close of the 2011 fiscal year.

Executive Officers

Information concerning the Executive Officers of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 23, 2012, a copy of which will be filed not later than 120 days after the close of the 2011 fiscal year.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of that committee are Directors Burger (chair), McGinley and Stanley, all of whom are considered independent under Nasdaq listing standards.  The Board of Directors has determined that Director Burger is an “audit committee financial expert” as defined in applicable SEC rules.  Additional information concerning the Audit Committee is incorporated herein by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held May 23, 2012 (except for information contained under the heading “Report of the Audit Committee”), a copy of which will be filed not later than 120 days after the close of the 2011 fiscal year.

Nomination Procedures

Under the Nominating Committee Charter, the Nominating Committee is required to review nominations for election as a director submitted by stockholders addressed to the Company's Secretary in compliance with the Company's charter and bylaws using the same criteria as all other nominations.  Those criteria are business experience, education, integrity and reputation, independence, conflicts of interest, diversity, age, number of other directorships and commitments (including charitable organizations), tenure on the Board, attendance at Board and committee meetings, stock ownership, specialized knowledge (such as an understanding of banking, accounting, marketing, finance, regulation and public policy) and a commitment to the Company's communities and shared values, as well as overall experience in the context of the needs of the Board as a whole.

Under the Bylaws of the Company, in order for a stockholder nominee to be eligible for election a director of the Company, the nomination (i) must have been agreed to by the Board of Directors or Nominating Committee or (ii) must have been made by a stockholder who (1) is a stockholder of record on the date of giving the public notice of the date of the meeting as noted below and on the record date for the determination of stockholders entitled to vote at the meeting, and (2) complies with the notice procedures below.  Stockholder nominations must be made by timely notice in writing to the Secretary of the Company.  To be timely, a stockholder's notice shall be delivered or mailed to and received by the Secretary at the principal executive offices of the Company not less than 90 days or more than 120 days prior to the date of the meeting; provided, however, that in the event that less than 100 days' notice or public announcement of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the tenth day following the day on which such notice of the date of the meeting was mailed or otherwise transmitted or the day on which public announcement of the date of the meeting was first made by the Company, whichever shall first occur.  A stockholder's notice must be in writing and set forth (a) as to each person whom the stockholder proposes to nominate for election as a director, all information relating to such person that is required to be disclosed in connection with solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act or any successor rule or regulation; and (b) as to the stockholder giving the notice: (i) the name and address of such stockholder as they appear on the Company 's books and of the beneficial owner, if any, on whose behalf the nomination is made; (ii) the class or series and number of shares of capital stock of the Company that are owned beneficially or of record by such stockholder and such beneficial owner; (iii) a description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder; (iv) a representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice; and (v) any other information relating to such stockholder that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Regulation 14A under the Exchange Act or any successor rule or regulation.   Such stockholder notice must be accompanied by a written consent of each proposed nominee to be named as a nominee and to serve as a director if elected.  No person shall be eligible for election as a director of the Company unless nominated in accordance with these requirements.  The officer of the Company or other person presiding at the meeting shall, if the facts so warrant, determine that a nomination was not made in accordance with such provisions and, if he or she should so determine, he or she shall so declare to the meeting and the defective nomination shall be disregarded.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, file with the SEC initial reports of ownership and reports of changes in ownership of the Company's common stock.  Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the Company's knowledge, no late reports occurred during the fiscal year ended December 31, 2011, and all other Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

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

Item 11.  Executive Compensation

Information concerning executive compensation required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 23, 2012, a copy of which will be filed not later than 120 days after the close of the 2011 fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 23, 2012, a copy of which will be filed not later than 120 days after the close of the 2011 fiscal year.

See Item 5 for information regarding shares available under the Company’s equity incentive compensation plans.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 23, 2012, a copy of which will be filed not later than 120 days after the close of the 2011 fiscal year.

Information concerning the independence of our directors required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 23, 2012, a copy of which will be filed not later than 120 days after the close of the 2011 fiscal year.

Item 14.  Principal Accountant Fees and Services

Information concerning fees and services by our principal accountants required by this item is incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on May 23, 2012, a copy of which will be filed not later than 120 days after the close of the 2011 fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8 of this Form 10-K:

Reports of Independent Registered Public Accounting Firm

Consolidated Balances Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Other Comprehensive Income (Loss) for the Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

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
2.3
Purchase and Assumption Agreement dated as of December 4, 2009 by and among the FDIC, receiver of The Tattnall Bank, Reidsville, Georgia; HeritageBank of the South; and the FDIC in its corporate capacity.
d
2.4
Purchase and Assumption Agreement dated as of February 18, 2011 by and among the FDIC, receiver of Citizens Bank of Effingham, Springfield, Georgia; HeritageBank of the South; and the FDIC in its corporate capacity.
g
2.5
Purchase and Assumption Agreement dated as of August 19, 2011 by and among the FDIC, receiver of First Southern National Bank, Statesboro, Georgia; HeritageBank of the South; and the FDIC in its corporate capacity.
h
2.6	Purchase and Assumption Agreement dated February 23, 2010, between HeritageBank of the South and The Park Avenue Bank	e
3.1	Articles of Incorporation of Heritage Financial Group, Inc.	a
3.2	Bylaws of Heritage Financial Group, Inc.	a
4	Form of Heritage Financial Group, Inc. Common Stock Certificate	a
10.1	Employment Agreement between O. Leonard Dorminey and HeritageBank	b*
10.2	Employment Agreement between O. Leonard Dorminey and Heritage Financial Group	b*
10.3	Employment Agreement between Carol W. Slappey and HeritageBank	b*
10.4	Deferred Compensation and Excess/Matching Contribution Plans	b
10.5	Supplemental Executive Retirement Plan	b
10.6	Directors’ Retirement Plan	b
10.7	Employee Stock Ownership Plan	b
10.8	Heritage Financial Group 2006 Equity Incentive Plan	c
10.9	Awards made to directors and executive officers under the Heritage Financial Group 2006 Equity Incentive Plan on July 1, 2006 and the forms and agreement in Exhibit 10.10.	c
10.10
Forms of agreements for stock options (including incentive stock options), stock appreciation rights, restricted stock and restricted share units under the Heritage Financial Group 2006 Equity Incentive Plan.
c
10.11	Employment Agreement between T. Heath Fountain and HeritageBank	f*
10.12	Employment Agreement between O. Mitchell Smith and HeritageBank	f*
10.13	Employment Agreement between David Durland and HeritageBank	i*
10.14	Heritage Financial Group, Inc. 2011 Equity Incentive Plan	j
10.15	Awards made to directors and executive officers under the Heritage Financial Group, Inc. 2011 Equity Incentive Plan on July 1, 2011 and the forms and agreement in Exhibit 10.16.	j
10.16
Forms of agreements for stock options (including incentive stock options), stock appreciation rights, restricted stock and restricted share units under the Heritage Financial Group, Inc. 2011 Equity Incentive Plan.
j
14	Code of Business Conduct and Ethics	k
21	Subsidiaries of the Company	k
23	Consent of Accountants	23
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	31.2
32	Section 1350 Certifications	32

101
Financial Statements from the Company’s Form 10-K for the year ended December 31, 2011, formatted in Extensive Business Reporting Language (XBRL); (i) Consolidated Balance Sheets as of December 31, 2011 and 2010; (ii) Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009; (iii) Consolidated Statements of Other Comprehensive Income (Loss) for the Years Ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009; (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009; and (vi) Notes to Consolidated Financial Statements, as follows:

101.INS	XBRL Instance Document	101.INS
101.SCH	XBRL Taxonomy Extension Schema Document	101.SCH
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	101.CAL
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	101.DEF
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	101.LAB
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	101.PRE
_______________________
a	Filed as an exhibit to the Heritage Financial Group, Inc. Registration Statement on Form S-1 (File No. 333-123581) filed on May 23, 2010.
b	Filed as an exhibit to the Registration Statement of Heritage Financial Group (the Predecessor) on Form SB-2 (File No. 333-123581) filed on March 25, 2005.
c	Included as Exhibit 10.11 to the Form 10-KSB for the year ended December 31, 2006, filed by Heritage Financial Group (the Predecessor) with the SEC on March 27, 2007.
d	Included as an exhibit to the Form 8-K filed by Heritage Financial Group (the Predecessor) with the SEC on December 8, 2009.
e	Included as an exhibit to the Form 8-K filed by Heritage Financial Group (the Predecessor) with the SEC on February 25, 2010.
f	Filed as an exhibit to Pre-Effective Amendment No. 1 to the Heritage Financial Group, Inc. Registration Statement on Form S-1 (File No. 333-123581) filed on August 9, 2010.
g	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on February 24, 2011.
h	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on August 22, 2011.
i	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on April 21, 2011.
j	Included as an exhibit to the Form 10-Q filed by Heritage Financial Group, Inc. with the SEC on August 15, 2011.
k	Included as an exhibit to the Form 10-K filed by Heritage Financial Group, Inc. with the SEC on March 31, 2011.
*	Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP, INC.

Date:	March 15, 2012	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 15, 2012	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	March 15, 2012	/s/ Antone D. Lehr
Antone D. Lehr, Chairman of the Board

Date:	March 15, 2012	/s/ Joseph C. Burger
Joseph C. Burger, Vice Chairman of the Board

Date:	March 15, 2012	/s/ Douglas J. McGinley
Douglas J. McGinley, Director

Date:	March 15, 2012	/s/ Carol W. Slappey
Carol W. Slappey, Director

Date:	March 15, 2012	/s/ J. Keith Land
J. Keith Land, Director

Date:	March 15, 2012	/s/ J. Lee Stanley
J. Lee Stanley, Director

Date:	March 15, 2012	/s/ T. Heath Fountain
T. Heath Fountain, Executive Vice President
Chief Administrative Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Index to Exhibits

23	Consent of Accountants

31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32	Section 1350 Certifications