Form 10-Q
period 2012-03-31
Heritage Financial Group Inc
filed 2012-05-10
CIK 1493491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
Commission File Number 001-34902

HERITAGE FINANCIAL GROUP, INC.
(A Maryland Corporation)
IRS Employer Identification Number 38-3814230

721 N. Westover Blvd., Albany, GA 31707
229-420-0000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐  Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).  Yes ☐   No  ☒

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date:  At May 10, 2012, there were 8,668,752 shares of issuer’s common stock outstanding.

HERITAGE FINANCIAL GROUP, INC.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	Unaudited March 31, 2012	Audited December 31, 2011
Assets

Cash and due from banks	$22,438	$34,521
Interest-bearing deposits in banks	47,174	43,101
Federal funds sold	7,765	21,753
Securities available for sale, at fair value	264,535	259,017
Federal Home Loan Bank Stock, at cost	4,067	4,067
Other equity securities, at cost	1,010	1,010
Loans held for sale	4,731	7,471

Loans	467,002	453,163
Covered loans	95,493	107,457
Less allowance for loan losses	7,629	7,494
Loans, net	554,866	553,126

Other real estate owned	3,647	3,362
Covered other real estate owned	8,445	10,047
Total other real estate owned	12,092	13,409

FDIC loss-share receivable	82,925	83,901
Premises and equipment, net	29,786	29,532
Premises held for sale	1,080	1,080
Accrued interest receivable	4,204	4,689
Goodwill and intangible assets	4,647	4,848
Cash surrender value of bank-owned life insurance	22,751	15,611
Other assets	11,439	12,716

	$1,075,510	$1,089,852

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$88,582	$78,823
Interest-bearing	780,161	805,364
Total deposits	868,743	884,187
Federal funds purchased and securities sold under repurchase agreements	37,227	35,049
Other borrowings	35,000	35,000
Accrued interest payable	789	972
Other liabilities	8,684	10,508
Total liabilities	950,443	965,716

Stockholders' equity
Preferred stock, par value; $0.01; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.01; 45,000,000 shares authorized; 8,668,752 and 8,712,031 shares issued, respectively	87	87
Capital surplus	88,109	88,393
Retained earnings	42,997	42,374
Accumulated other comprehensive loss, net of tax of $1,090 and $1,384	(1,635)	(2,076)
Unearned employee stock ownership plan (ESOP) shares, 425,813 and 439,138 shares	(4,491)	(4,642)
Total stockholders' equity	125,067	124,136

	$1,075,510	$1,089,852

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2012 and 2011
(Dollars in Thousands)

	For the Three Months Ended March 31,
	2012	2011
Interest income
Interest and fees on loans	$10,147	$7,145
Interest on loans held for sale	182	8
Interest on taxable securities	979	1,207
Interest on nontaxable securities	299	211
Interest on federal funds sold	15	13
Interest on deposits in other banks	37	40
	11,659	8,624

Interest expense
Interest on deposits	1,263	1,848
Interest on other borrowings	672	743
	1,935	2,591

Net interest income	9,724	6,033
Provision for loan losses	400	600
Net interest income after provision for loan losses	9,324	5,433

Noninterest income
Service charges on deposit accounts	1,020	1,051
Bankcard services income	824	586
Other service charges, commissions and fees	85	74
Brokerage fees	446	354
Mortgage banking fees	689	268
Bank-owned life insurance	140	145
Gain on sales of securities	42	-
Bargain purchase gain	-	2,334
Accretion FDIC loss share receivable	(498)	-
Other	35	29
	2,783	4,841

Noninterest expense
Salaries and employee benefits	5,536	4,328
Equipment and Occupancy	1,324	796
Advertising and marketing	180	164
Professional fees	238	389
Information services expenses	1,052	663
(Gain) loss on sales and write-downs of
other real estate owned	(7)	402
Loss on sales and write-downs of FDIC
acquired other real estate owned	174	-
Foreclosed asset expenses	221	170
Foreclosed FDIC acquired asset expenses	162	-
FDIC insurance and other regulatory fees	245	293
Acquisition related expenses	331	282
Deposit intangible expense	201	95
Other operating	1,144	816
	10,801	8,398

Income before income taxes	1,306	1,876
Applicable income tax	335	661
Net income	$971	$1,215
Earnings per common share:
Basic earnings per share	$0.12	$0.15
Diluted earnings per share	$0.12	$0.15
Weighted average-common shares outstanding:
Basic	8,144,382	8,186,502
Diluted	8,145,730	8,187,835

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2012 and 2011
(Dollars in Thousands)

	For the Three Months Ended March 31,
	2012	2011

Net income	$971	$1,215

Other comprehensive income:
Accretion of realized gain on terminated cash flow hedge, net of tax of $20 and $35 for 2012 and 2011, respectively	(29)	(53)
Unrealized gain on cash flow hedge, net of tax of $201 and $0 for 2012 and 2011, respectively	301	-
Unrealized holding gains on investments arising during the period, net of tax of $129 and $496 for 2012 and 2011, respectively	194	744
Reclassification adjustment for investment gains included in net income, net of tax of $17 and $0 for 2012 and 2011, respectively	(25)	-

Total other comprehensive income	441	691

Comprehensive income	$1,412	$1,906

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
For the Three Months Ended March 31, 2012 (Unaudited)
And The Year Ended December 31, 2011
(Dollars in Thousands, except per share data)

						Accumulated
						Other
					Unearned	Compre-
	Common Stock		Capital	Retained	ESOP	hensive
	Shares	Par Value	Surplus	Earnings	Shares	Loss	Total

Balance, December 31, 2010	8,710,511	$87	$88,876	$39,536	$(5,245)	$(3,914)	$119,340
Net income	-	-	-	3,825	-	-	3,825
Cash dividend declared, $0.12 per share	-	-	-	(987)	-	-	(987)
Issuance of 121,530 shares of restricted common stock	121,530	1	(1)	-	-	-	-
Forfeiture of 3,068 of restricted common stock	(3,068)	-	-	-	-	-	-
Repurchase of 116,942 shares of common stock	(116,942)	(1)	(1,309)	-	-	-	(1,310)
Stock-based compensation expense	-	-	728	-	-		728
Other comprehensive income	-	-	-	-	-	1,838	1,838

Tax benefit from stock-based compensation plans	-	-	(8)	-	-	-	(8)
ESOP shares earned, 53,182 shares	-	-	17	-	603	-	620
Tax benefit on ESOP expense	-	-	90	-	-	-	90
Balance, December 31, 2011	8,712,031	$87	$88,393	$42,374	$(4,642)	$(2,076)	$124,136

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
For the Three Months Ended March 31, 2012 (Unaudited)
And The Year Ended December 31, 2011
(Dollars in Thousands, except per share data)

						Accumulated
						Other
					Unearned	Compre-
	Common Stock		Capital	Retained	ESOP	hensive
	Shares	Par Value	Surplus	Earnings	Shares	Loss	Total

Balance, December 31, 2011	8,712,031	$87	$88,393	$42,374	$(4,642)	$(2,076)	$124,136
Net income	-	-	-	971	-	-	971
Cash dividend declared, $0.04 per share	-	-	-	(348)	-	-	(348)
Repurchase of 43,279 shares of common stock	(43,279)	-	(520)	-	-	-	(520)
Stock-based compensation expense	-	-	209	-	-		209
Other comprehensive income	-	-	-	-	-	441	441
Tax benefit from stock- based compensation plans	-	-	(1)	-	-	-	(1)
ESOP shares earned, 13,325 shares	-	-	5	-	151	-	156
Tax benefit on ESOP expense	-	-	23	-	-	-	23
Balance, March 31, 2012	8,668,752	$87	$88,109	$42,997	$(4,491)	$(1,635)	$125,067

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (Dollars in thousands)

	Three Months Ended March 31,
	2012	2011

OPERATING ACTIVITIES	$971	$1,215
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	501	288
Deposit premium amortization	201	95
Provision for loan losses	400	600
ESOP compensation expense	156	166
Provision (benefit) for deferred taxes	(59)	814
Stock-based compensation expense	209	187
Accretion of gain on termination of cash flow hedge	(49)	(88)
Amortization of available for sale discounts and premiums,net	1,130	538
Gain on sales of securities available for sale	(42)	-
(Gain) loss on sales and write-downs of other real estate owned	(7)	402
Loss on sales and write-downs of FDIC acquired other real estate owned	174	-
Increase in bank-owned life insurance	(140)	(145)
Excess tax benefit related to stock-based compensation plans	1	1
Excess (tax) benefit related to ESOP	(23)	6
Decrease in FDIC loss share receivable	384	-
Accretion of FDIC loss share receivable	498	-
Decrease (increase) in interest receivable	485	(1,619)
(Decrease) increase in interest payable	(183)	400
Decrease in taxes receivable	-	(153)
Decrease (increase) in loans held for sale	2,740	(2,417)
Decrease in prepaid FDIC assessment	178	263
Bargain purchase gain	-	(2,334)
Net other operating activities	(443)	3,988
Total adjustments	6,111	992
Net cash provided by operating activities	7,082	2,207

INVESTING ACTIVITIES
Increase in interest-bearing deposits in banks	(4,073)	(10,888)
Purchases of securities available for sale	(34,286)	(1,996)
Proceeds from maturities of securities available for sale	27,961	33,663
Purchase of bank owned life insurance	(7,000)	-
Increase in Federal Home Loan Bank stock	-	(87)
Decrease (increase) in federal funds sold	13,988	(16,715)
Increase in loans, net	(2,793)	(9,539)
Purchases of premises and equipment	(755)	(873)
Net cash received from acquisition activity	-	57,900
Proceeds from sales of premises and equipment	-	2
Proceeds from sales of other real estate owned	1,906	458
Net cash (used in) provided by investing activities	(5,052)	51,925

FINANCING ACTIVITIES
Increase in deposits	(15,445)	(9,430)
Increase (decrease) in federal funds purchased and securities sold under repurchase agreements	2,178	(1,149)
Repayment of other borrowings	-	(7,507)
Excess tax benefit related to stock-based compensation plans	(1)	(1)
Excess tax (benefit) related to ESOP	23	(6)
Repurchase of common stock	(520)	-
Dividends paid to stockholders	(348)	(262)
Net cash used in financing activities	(14,113)	(18,355)

Net (decrease) increase in cash and due from banks	(12,083)	35,777
Cash and due from banks at beginning of period	34,521	28,803
Cash and due from banks at end of period	$22,438	$64,580

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$2,118	$2,191
Income taxes	$2,150	$-

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$654	$209

See Notes to Consolidated Financial Statements

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

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The accompanying consolidated financial information of the Company as of March 31, 2012 and for the three months ended March 31, 2012 and 2011, is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES (continued)

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to amend the Fair Value Measurement topic of the Accounting Standards Codification by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. The guidance is effective for the Company for the first quarter of 2012, and did not have a material impact on the Company’s results of operations or financial position. It did not result in a change of disclosure, as the Company currently presents other comprehensive income in the separate statement following the Consolidated Statements of Income.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill Impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on the qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The new guidance is effective for the Company beginning January 1, 2012, and did not have a material impact on the Company’s results of operations or financial position.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities which is intended to enhance disclosures resulting in improved information being available to users of financial information about financial instruments and derivative instruments that are subject to offsetting (“netting”) in statements of financial position whether the statements are prepared using U.S. GAAP or International Financial Reporting Standards. ASU 2011-11 requires disclosure of both gross information and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting agreement. In addition to the quantitative disclosures, reporting entities also are required to provide a description of rights of setoff associated with recognized assets and recognized liabilities subject to enforceable master netting arrangements or similar agreements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The required disclosures should be provided retrospectively for all comparative periods presented. The Company is evaluating the impact that the adoption of ASU 2011-11 will have on its financial position, results of operations and cash flows.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.	EARNINGS PER SHARE

Basic earnings per share represent income available attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan and unvested shares of issued restricted stock. For the three months ended March 31, 2012, potential common shares of 1,010,416, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise of such shares would be anti-dilutive.

 The table below sets forth our earnings per share for the three months ended March 31, 2012 and 2011:

	2012	2011
	(dollars in thousands, except per share data)
Basic earnings and shares:
Net income	$971	$1,215
Weighted-average basic shares outstanding	8,144,382	8,186,502
Basic earnings per share	$0.12	$0.15

Diluted earnings and shares:
Net income	$971	$1,215
Weighted-average basic shares outstanding	8,144,382	8,186,502
Add: Stock options and nonvested shares	1,348	1,333
Weighted-average diluted shares outstanding	8,145,730	8,187,835
Diluted earnings per share	$0.12	$0.15

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.	SHARE BASED COMPENSATION

On May 17, 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “Plan”).  The purpose of the Plan is to promote the long-term growth and profitability of Heritage Financial Group, Inc, to provide directors, advisory directors, officers and employees of Heritage Financial Group, Inc. and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence, and to provide such individuals with an equity interest in Heritage Financial Group, Inc.  Under the Plan, the Compensation Committee of the Board of Directors has discretion to award up to 645,990 shares, of which 461,422 were available as stock options or stock appreciation rights and 184,568 shares were available as restricted stock awards.  As of March 31, 2012, there were approximately 12,634 restricted stock awards and 42,514 options available to be granted from the 2006 Plan.

On June 22, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (the “2011 Plan”).  Under the 2011 Plan, the Compensation Committee has the discretion to award up to 573,481 shares, of which 409,429 were available as stock options or stock appreciation rights and 163,852 were available as restricted stock awards.  On July 1, 2011, the Company granted 117,530 restricted stock awards and 334,870 stock options from this plan.  There were no awards granted from this plan during the three months ended March 31, 2012.

The Company granted restricted awards that may not be sold or otherwise transferred until certain restrictions have lapsed.  The unearned compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse (generally one to five years).  The share-based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period.  As of March 31, 2012, there was approximately $1.2 million of unrecognized compensation associated with these awards.  For the three months ended March 31, 2012 and 2011, we recognized compensation expense associated with these awards of approximately $74,000 and $124,000, respectively.

The Company recognized compensation expense related to stock options of approximately $135,000 and $63,000 for each of the three months ended March 31, 2012 and 2011, respectively.  At March 31, 2012, there was approximately $2.3 million of unrecognized compensation related to stock options.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2012 (unaudited):	(dollars in thousands)
U. S. Government sponsored agencies (GSEs) and U. S. Treasury securities	$43,804	$274	$(153)	$43,925
State and municipal securities	50,172	1,688	(327)	51,533
Corporate debt securities	2,157	-	(201)	1,956
GSE residential mortgage-backed securities	165,525	1,702	(289)	166,938
Total debt securities	261,658	3,664	(970)	264,352
Equity securities	207	45	(69)	183
Total securities	$261,865	$3,709	$(1,039)	$264,535

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2011:	(dollars in thousands)
U. S. Government sponsored agencies (GSEs)	$45,141	$598	$(2)	$45,737
State and municipal securities	47,167	1,494	(457)	48,204
Corporate debt securities	2,160	-	(204)	1,956
GSE residential mortgage-backed securities	161,954	1,461	(452)	162,963
Total debt securities	256,422	3,553	(1,115)	258,860
Equity securities	207	66	(116)	157
Total securities	$256,629	$3,619	$(1,231)	$259,017

*
At March 31, 2012 and December 31, 2011, the Company held no securities of any single issuer (excluding the U.S. Government and federal agencies) with a book value that exceeded 10% of stockholders’ equity.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES (Continued)

The amortized cost and fair value of debt securities available for sale as of March 31, 2012 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(dollars in thousands)
Due in one year or less	$1,157	$1,036
Due from one to five years	4,056	4,028
Due from five to ten years	21,707	21,950
Due after ten years	69,420	70,583
Mortgage-backed securities	165,525	166,938
	$261,865	$264,535

Securities with a carrying value of $66.2 million and $96.3 million at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.

Recognized gains and losses on sales of securities available for sale consist of the following:

	For the three months ended March 31,
	2012	2011
	(dollars in thousands)
Gross gains recognized on sales of securities	$42	$-
Gross losses recognized on sales of securities	-	-
Net realized gains on sales of securities available for sale	$42	$-

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES (Continued)

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
March 31, 2012 (unaudited):
U.S. Government sponsored agency securities (GSEs) and U. S. Treasury securities	$21,382	$(153)	$-	$-	$21,382	$(153)
State and municipal securities	10,974	(70)	1,915	(257)	12,889	(327)
Corporate debt securities	1,066	(86)	890	(115)	1,956	(201)
GSE residential mortgage-backed Securities	47,893	(289)	-	-	47,893	(289)
Subtotal, debt securities	81,315	(598)	2,805	(372)	84,120	(970)
Equity securities	137	(69)	-	-	137	(69)
Total temporarily impaired securities	$81,452	$(667)	$2,805	$(372)	$84,257	$(1,039)

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
December 31, 2011 :
U.S. Government sponsored agencies (GSEs)	$2,498	$(2)	$-	$-	$2,498	$(2)
State and municipal securities	2,976	(64)	2,047	(393)	5,023	(457)
Corporate debt securities	920	(80)	1,036	(124)	1,956	(204)
GSE residential mortgage-backed
securities	58,883	(452)	-	-	58,883	(452)
Subtotal, debt securities	65,277	(598)	3,083	(517)	68,360	(1,115)
Equity securities	-	-	91	(116)	91	(116)
Total temporarily impaired securities	$65,277	$(598)	$3,174	$(633)	$68,451	$(1,231)

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

The investment in the common stock of the Federal Home Loan Bank of Atlanta is accounted for by the cost method, which also represents par value, and is made for long-term business affiliation reasons.  In addition, this investment is subject to restrictions relating to sale, transfer or other disposition.  Dividends are recognized in income when declared.  The carrying value of this investment at March 31, 2012 is approximately $4.1 million.  The estimated fair value of this investment is approximately $4.1 million as of March 31, 2012, and therefore is not considered impaired.

Other equity securities on the balance sheet represents an investment in the common stock of the Chattahoochee Bank of Georgia (“Chattahoochee”), a de novo bank in Gainesville, Georgia.  The Company accounts for this investment by the cost method.  This investment represents approximately 4.9% of the outstanding shares of Chattahoochee.  Since its initial capital raise, Chattahoochee has not had any stock transactions, and therefore, no fair market value is readily available.  The carrying value of this investment at March 31, 2012 is approximately $1.0 million. The Company plans to hold this investment for the foreseeable future, and does not consider it impaired as of March 31, 2012.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans is summarized as follows:

	March 31	December 31,
	2012	2011
Commercial real estate:
Nonresidential	$150,492	$138,970
Multifamily	18,577	15,797
Farmland	17,150	17,921
Total commercial real estate loans	186,219	172,688

Construction and land	24,375	26,804

Consumer real estate:
Mortgage loans, 1-4 families	132,172	129,745
Home equity	25,220	26,154
Total consumer real estate loans	157,392	155,899

Consumer and other:
Indirect auto loans	2,866	3,741
Direct auto loans	6,759	6,430
Other	12,310	13,701
Total consumer loans	21,935	23,872

Commercial and industrial loans	59,697	55,179

	449,618	434,442
Loans acquired through FDIC-assisted acquisitions
Non-Covered	17,384	18,721
Covered	95,493	107,457
Total loans	562,495	560,620

Total allowance for loan losses	(7,629)	(7,494)
Loans, net	$554,866	$553,126

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

Loans secured by farmland generally involve a greater degree of credit risk than one- to four-family residential loans.  These loans typically involve large balances, and repayments are often dependent on the successful operation of the farm, making them subject to adverse weather and economic conditions.  If the cash flow from the farm operations declines, the borrower’s ability to repay the loan may be impaired.

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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and recorded investment in loans by segment:

	Commercial Real Estate	Consumer Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)

Balance, January 1, 2012	$1,878	$2,440	$1,270	$1,551	$355	$7,494
Add (deduct):
Charge-offs	-	(239)	-	(23)	(52)	(314)
Recoveries	-	3	-	21	25	49
Provision	(47)	595	50	(159)	(39)	400
Balance, March 31, 2012	$1,831	2,799	1,320	1,390	289	7,629

Allowance:
Ending balance: specific	$76	370	383	-	-	829
Ending balance: collective	$1,755	2,429	937	1,390	289	6,800

Loans:
Ending balance: individually evaluated for impairment	$2,999	9,098	4,535	1,372	-	18,004
Ending balance: collectively evaluated for impairment	$183,220	148,294	19,840	58,325	21,935	431,614

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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans by class are presented below as of March 31, 2012:

					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	YTD 2012
	(dollars in thousands)
Commercial real estate:
Nonresidential	$1,683	1,703	138	1,695	1
Multifamily	2	4	1	2	-
Farmland	111	114	-	111	-
Total commercial real estate loans	1,796	1,821	139	1,808	1

Construction and land	4,279	4,280	642	4,295	-

Consumer real estate:
Mortgage loans, 1-4 families	6,835	9,053	726	7,067	9
Home equity	109	141	104	112	1
Total consumer real estate loans	6,944	9,194	830	7,179	10

Consumer and other:
Indirect auto loans	92	108	-	99	-
Direct auto loans	36	67	26	48	-
Other	38	39	37	39	-
Total consumer and other loans	166	214	63	186	-

Commercial and industrial loans	1,011	1,076	209	1,019	1
Total	$14,196	$16,585	$1,883	$14,487	$12

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans by class are presented below as of December 31, 2011:

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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Below is an analysis of the age of recorded investment in loans that are past due as of March 31, 2012.

	30-59	60-89	Greater	Total
	Days	Days	Than	Past		Total
	Past Due	Past Due	90 Days	Due	Current	Loans
	(dollars in thousands)
Commercial real estate:
Nonresidential	$-	$-	$1,683	$1,683	$148,809	$150,492
Multifamily	-	-	2	2	18,575	18,577
Farmland	-	-	111	111	17,039	17,150
Total commercial real estate loans	-	-	1,796	1,796	184,423	186,219

Construction and land	6	24	775	805	23,570	24,375

Consumer real estate:
Mortgage loans, 1-4 families	114	-	6,825	6,939	125,233	132,172
Home equity	77	131	109	317	24,903	25,220
Total consumer real estate loans	191	131	6,934	7,256	150,136	157,392

Consumer and other:
Indirect auto loans	7	-	92	99	2,767	2,866
Direct auto loans	8	-	36	44	6,715	6,759
Other	15	15	38	68	12,242	12,310
Total consumer and other loans	30	15	166	211	21,724	21,935

Commercial and industrial loans	55	-	1,010	1,065	58,632	59,697
Total	$282	$170	$10,681	$11,133	$438,485	$449,618

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

There were no accruing loans that were greater than 90 days past due at March 31, 2012 and December 31, 2011.

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
At March31, 2012, the Company had troubled debt restructurings totaling $10.2 million, which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.  Included in nonaccruing loans at March 31, 2012, are troubled debt restructurings of $6.7 million.  In addition, at that date the Company had troubled debt restructurings totaling $3.5 million that were performing in accordance with their modified terms and are not included in nonaccruing loans.

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

Troubled Debt Restructurings for the periods ended:

	March 31, 2012
		Recorded
	Number	Investment
	of Modifications	Prior to Modifications	Recorded Investment
	(dollars in thousands)

Commercial real estate	3	$1,071	$1,053
Consumer real estate	5	7,268	4,798
Construction and land	1	3,574	3,504
Commercial and industrial loans	2	936	838
Consumer and other	-	-	-
Total	11	$12,849	$10,193

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2011
		Recorded
	Number	Investment
	of Modifications	Prior to Modifications	Recorded Investment
	(dollars in thousands)

Commercial real estate	2	$852	$843
Consumer real estate	5	7,268	5,206
Construction and land	1	3,574	3,519
Commercial and industrial loans	1	920	839
Consumer and other	-	-	-
Total	9	$12,614	$10,407

Troubled Debt Restructuring Modifications that Subsequently Defaulted for the periods ended:

	March 31, 2012
	Number
	of	Recorded Investment
	Modifications
	(dollars in thousands)

Commercial real estate	3	$1,053
Consumer real estate	4	4,788
Construction and land	-	-
Commercial and industrial loans	2	838
Consumer and other	-	-
Total	9	$6,679

	December 31, 2011
	Number
	of	Recorded Investment
	Modifications
	(dollars in thousands)

Commercial real estate	1	$223
Consumer real estate	3	3,114
Construction and land	-	-
Commercial and industrial loans	1	839
Consumer and other	-	-
Total	5	$4,176

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

Credit quality indicators by class are presented below:

	As of March 31, 2012
				Construction
	Non-			and
	Residential	Multifamily	Farmland	Land
	(dollars in thousands)
Commercial Real Estate Credit Exposure
Pass 1	$-	$-	$-	$-
Pass 2	-	-	-	74
Pass 3	75,174	8,243	7,353	7,024
Pass 4	67,584	8,452	9,123	12,665
Special Mention 5	4,105	1,741	80	75
Substandard 6	3,629	141	594	4,537
Doubtful 7	-	-	-	-
Loss 8	-	-	-	-
Total	$150,492	$18,577	$17,150	$24,375

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	As of December 31, 2011
				Construction
	Non-			and
	Residential	Multifamily	Farmland	Land
	(dollars in thousands)
Commercial Real Estate Credit Exposure
Pass 1	$-	$-	$-	$-
Pass 2	-	-	-	76
Pass 3	64,303	5,336	8,014	11,032
Pass 4	67,135	8,568	9,230	11,168
Special Mention 5	5,064	1,753	161	135
Substandard 6	2,468	140	516	4,393
Doubtful 7	-	-	-	-
Loss 8	-	-	-	-
Total	$138,970	$15,797	$17,921	$26,804

As of March 31, 2012
Commercial
(dollars in thousands)
Commercial Credit Exposure
Pass 1	$758
Pass 2	296
Pass 3	34,325
Pass 4	21,766
Special Mention 5	874
Substandard 6	1,678
Doubtful 7	-
Loss 8	-
Total	$59,697

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

As of December 31, 2011
Commercial
(dollars in thousands)
Commercial Credit Exposure
Pass 1	$1,101
Pass 2	299
Pass 3	30,515
Pass 4	20,428
Special Mention 5	986
Substandard 6	1,850
Doubtful 7	-
Loss 8	-
Total	$55,179

	As of March 31, 2012
	Mortgage	Home Equity
	(dollars in thousands)
Consumer Real Estate Credit Exposure
Pass 1-4	$121,361	$24,777
Special Mention 5	182	99
Substandard 6	10,629	344
Doubtful 7	-	-
Loss 8	-	-
Total	$132,172	$25,220

	As of December 31, 2011
	Mortgage	Home Equity
	(dollars in thousands)
Consumer Real Estate Credit Exposure
Pass 1-4	$118,125	$25,684
Special Mention 5	973	262
Substandard 6	10,647	208
Doubtful 7	-	-
Loss 8	-	-
Total	$129,745	$26,154

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	As of March 31, 2012
	Indirect	Direct
	Auto	Auto	Other
	(dollars in thousands)
Consumer and Other Credit Exposure
Pass 1-4	$2,723	$6,724	$12,204
Special Mention 5	17	-	21
Substandard 6	126	35	85
Doubtful 7	-	-	-
Loss 8	-	-	-
Total	$2,866	$6,759	$12,310

	As of December 31, 2011
	Indirect	Direct
	Auto	Auto	Other
	(dollars in thousands)
Consumer and Other Credit Exposure
Pass 1-4	$3,590	$6,374	$13,594
Special Mention 5	18	-	20
Substandard 6	133	56	87
Doubtful 7	-	-	-
Loss 8	-	-	-
Total	$3,741	$6,430	$13,701

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

Loans not covered by loss -sharing agreements:	March 31,
(dollars in thousands)	2012

Commercial real estate	$7,868
Consumer real estate	2,069
Construction and land	1,447
Commercial and industrial	2,886
Consumer and other	3,114
17,384

Loans covered by loss-sharing agreements:	March 31,
(dollars in thousands)	2012

Commercial real estate	$27,603
Consumer real estate	41,481
Construction and land	18,813
Commercial and industrial	5,843
Consumer and other	1,753
95,493

The Bank entered into loss-sharing agreements as part of the acquisitions of Citizens and First Southern.  The covered loans above are covered pursuant to the FDIC loss-share agreements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

FDIC-Assisted Transactions (continued)

The following table represents the loans receivable as of March 31, 2012 and reflects reclassifications from the balances reported at December 31, 2011:

	Acquired Loans Without Specific Evidence of Deterioration in Credit Quality	Acquired Loans With Specific Evidence of Deterioration in Credit Quality	Total Loans Acquired
	(dollars in thousands)
Contractually required principal and interest	$174,659	$51,465	$226,124
Non-accretable difference	(53,504)	(30,611)	(84,115)
Cash flows expected to be collected	121,155	20,854	142,009
Accretable yield	(26,939)	(2,193)	(29,132)
Basis in acquired loans	$94,216	$18,661	$112,877

The following table is a summary of changes in the accretable yields of acquired loans since the acquisition date and reflect refinements to the Company's initial estimate:

	Acquired Loans Without Specific Evidence of Deterioration in Credit Quality	Acquired Loans With Specific Evidence of Deterioration in Credit Quality	Total Loans Acquired
	(dollars in thousands)
Balance, December 31, 2010	$3,299	$1,299	$4,598
Additions:
Citizens	35,731	423	36,154
First Southern	20,364	1,600	21,964
Net Accretion	(30,248)	(1,372)	(31,620)
Balance, December 31, 2011	$29,146	$1,950	$31,096
Net Accretion	(2,207)	243	(1,964)
Balance, March 31, 2012	$26,939	$2,193	$29,132

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.	FDIC LOSS SHARE RECEIVABLE

The following table provides changes in the loss-share receivable from the FDIC for the periods ended March 31, 2012 and December 31, 2011.

(dollars in thousands)
Balance, December 31, 2011	$83,901
Claimable losses on covered under agreement	(25)
Reimbursable expense claimed	616
Accretion of discounts and premiums, net	(609)
Reimbursements from FDIC	(958)
Balance, March 31, 2012	$82,925

(dollars in thousands)
Balance, December 31, 2010	$-
FDIC Loss share receivable recorded for Citizens	58,164
FDIC Loss share receivable recorded for First Southern	30,464
Claimable losses on covered under agreement	(3,140)
Reimbursable expense claimed	1,208
Accretion of discounts and premiums, net	381
Reimbursements from FDIC	(3,176)
Balance, December 31, 2011	$83,901

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.	OTHER REAL ESTATE OWNED

The following table provides a summary of information pertaining to OREO for periods ended March 31, 2012 and December 31, 2011.

	OREO	Covered OREO	Total
	(dollars in thousands)
Balance, December 31, 2011	$3,362	$10,047	$13,409
Additions	553	270	823
Sales	(243)	(1,683)	(1,926)
Writedowns	(25)	(189)	(214)
Balance, March 31, 2012	$3,647	$8,445	$12,092

	OREO	Covered OREO	Total
	(dollars in thousands)
Balance, December 31, 2010	$3,689	$-	$3,689
Acquired in Citizens acquisition	-	7,540	7,540
Acquired in First Southern acquisition	-	4,644	4,644
Additions	2,230	1,610	3,840
Sales	(1,699)	(3,747)	(5,446)
Writedowns	(858)	-	(858)
Balance, December 31, 2011	$3,362	$10,047	$13,409

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

The table below presents the Company’s assets measured at fair value on a recurring basis as of March 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(dollars in thousands)
Assets
Available for sale investment securities	$45	$264,490	$-	$264,535
Interest rate swap – cash flow hedge	$-	$502	$-	$502
Total assets at fair value	$45	$264,992	$-	$265,037

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

At March 31, 2012, there were no impaired loans reported at fair value utilizing Level 2 valuation inputs.  Impaired loans with a carrying value of $14.2 million were reduced by valuation allowance allocations totaling $1.9 million for a total reported fair value of $12.3 million on collateral valuations utilizing Level 3 valuation inputs at March 31, 2012.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.	FAIR VALUE MEASUREMENTS (Continued)

Fair Value Option

Fair Value Measurements and Disclosures (ASC 820) allows companies to report selected financial assets and liabilities at fair value.  The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately on the balance sheet.  While this became effective for the Company beginning January 1, 2008, the Company has not elected the fair value option that is offered.

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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.	FAIR VALUE MEASUREMENTS (Continued)

The carrying amount and estimated fair value of the Company's financial instruments were as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:	(dollars in thousands)
Cash, due from banks and interest-bearing deposits in banks	$69,612	$69,612	$77,622	$77,622
Federal funds sold	$7,765	$7,765	$21,753	$21,753
Securities available for sale	$264,535	$264,535	$259,017	$259,017
Federal Home Loan Bank stock	$4,067	$4,067	$4,067	$4,067
Other equity securities	$1,010	$1,010	$1,010	$1,010

Loans held for sale	$4,731	$4,731	$7,471	$7,471

Non covered loans	$467,002	$451,137	$453,163	$437,737
Allowance for loan losses	7,629	-	7,494	-
Non covered loans, net	459,373	$451,137	$445,669	$437,737
Covered loans	$95,493	$95,493	$107,457	$107,457
Accrued interest receivable	$4,204	$4,204	$4,689	$4,689
Interest rate swap – cash flow hedge	$502	$502	$-	$-
FDIC loss-share receivable	$82,925	$82,925	$83,901	$83,901

Financial liabilities:
Deposits	$868,743	$861,117	$884,187	$875,317

Federal funds purchased and securities sold under repurchase agreements	$37,227	$37,227	$35,049	$35,049
Other borrowings	$35,000	$39,052	$35,000	$38,161
Accrued interest payable	$789	$789	$972	$972

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to interest rate risk in the course of its business operations and manages a portion of this risk through the use of a derivative financial instrument, in the form of an interest rate swap (cash flow hedge). The Company accounts for its interest rate swap in accordance with ASC 815, Derivatives and Hedging, which requires that all derivatives be recognized as assets or liabilities in the balance sheet at fair value. The only type of derivative currently used by the Company is an interest rate swap agreement.

The Company utilizes the interest rate swap agreement to essentially convert a portion of its variable-rate debt to a fixed rate (cash flow hedge). For derivatives designated as hedging exposure to variable cash flows of a forecasted transaction (cash flow hedge), the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or when the hedge is terminated. The ineffective portion of the gain or loss is reported in earnings immediately. For derivatives that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately. In applying hedge accounting for derivatives, the Company establishes a method for assessing the effectiveness of the hedging derivative and a measurement approach for determining any ineffective aspect of the hedge upon the inception of the hedge.

Cash Flow Hedge of Interest Rate Risk

During the first quarter 2012, the Company entered into a forward starting interest rate swap agreement with a notional amount of $50.0 million to protect against variability in the expected future cash flows attributed to changes in the benchmark interest rate Libor beginning February 1, 2016 and ending February 1, 2024 on the designated notional amount of the variable rate bank debt.

The Company recognized an after-tax unrealized gain on its cash flow hedge in other comprehensive income of $301,000 for the three months ended March 31, 2012, respectively.

The Company recognized a $502,000 cash flow hedge asset in other assets on the balance sheet at March 31, 2012, respectively. There was no ineffectiveness in the cash flow hedge during the three months ended March 31, 2012.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes.  Also, the Company has a netting agreement with the counterparty.

NOTE 10.	SUBSEQUENT EVENTS

Subsequent events and transactions that occurred after March 31, 2012 but prior to May 10, 2012, the date these financial statements were available to be issued, have been evaluated for potential recognition or disclosure in these financial statements.

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

General.  Heritage Financial Group, Inc. (“Heritage” or the “Company”) is a Maryland corporation that was organized in 2010 to become the holding company of HeritageBank of the South (“HeritageBank” or the “Bank”) after the completion of the second-step conversion and related public offering.  In that conversion, Heritage succeeded to all of the business and operations of Heritage Financial Group and Heritage MHC, which merged into the Company.  The Company completed the public offering on November 30, 2010.  It sold 6,591,756 shares of common stock for $10.00 per share, and its employee stock ownership plan (ESOP) purchased 327,677 of those shares with the proceeds of a loan from the Company.  The Company also issued 2,188,884 shares in a stock exchange based on an 0.8377 exchange ratio for each outstanding share of Heritage Financial Group.  The Company received net proceeds of $61.4 million in the public offering, 50% of which was contributed to HeritageBank and $3.3 million of which was lent to the ESOP for its purchase of shares in the offering.  At March 31, 2012, the Company had 8,668,752 outstanding shares.  Its stock trades on the Nasdaq Global Market under the symbol “HBOS.”

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

HeritageBank was originally chartered in 1955 as a federal credit union, serving the Marine Corps Logistic Base in Albany, Georgia.  Over the years, it evolved into a full-service, multi-branch community credit union in Dougherty, Lee, Mitchell and Worth counties in Georgia.  It was converted from a federal credit union charter to a federal mutual savings bank in July 2001.  The objective of that charter conversion was to better serve customers and the local community though the broader lending ability of a savings bank and to expand our customer base beyond the limited field of membership permitted for credit unions.  In February 2002, HeritageBank converted to stock form in a reorganization into a two-tier mutual holding company structure, which was eliminated in the second-step conversion.  On January 1, 2005, HeritageBank converted to a Georgia-chartered stock savings bank, because that charter best suited our continued efforts to grow and expand our commercial business.  HeritageBank now operates from 21 full service branch locations, 11 mortgage loan production offices and 3 investment offices throughout Georgia and north-central Florida.

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

We have pursued this expansion program through both prudent, disciplined internal growth and strategic acquisitions.  Many troubled financial institutions throughout our market footprint have closed or curtailed their lending activities, decreased their assets or sold branches to improve their capital which has given us the opportunity to expand through organic loan demand and attractive branch acquisitions.  We have also hired highly regarded and experienced lending officers and commercial bankers and expanded into new market areas that are contiguous to our existing market areas.  These recent activities reflect our ability to take advantage of these expansion opportunities.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2011 marked a milestone in our expansion activity with the purchase and assumption of two FDIC-assisted acquisitions near Savannah, Georgia and in Statesboro, Georgia.   In April 2012, we opened a commercial banking office in Macon, Georgia and signed a definitive agreement to purchase a single branch in Auburn, Alabama which is expected to close during the second quarter of 2012.  The Auburn, Alabama branch purchase is expected to result in the transfer of approximately $13 million in loans and $20 million in deposits.

Critical Accounting Policies

We have established various accounting policies that govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.  Significant accounting policies are described in the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011.  These policies may involve significant judgments and estimates that have a material impact on the carrying value of certain assets and liabilities.  Different assumptions made in the application of these policies could result in material changes in our financial position and results of operations.

The following is a summary of the more judgmental estimates and complex accounting principles, which represent our critical accounting policies.

Acquisition Accounting. Generally accepted accounting principles require the use of fair value accounting in determining the carrying values of certain assets and liabilities acquired in business combinations and accordingly we recorded assets purchased and liabilities assumed in our FDIC-assisted acquisitions at their fair values. The fair value of the loan portfolios acquired in these transactions was recorded and is being accounted for under the principles prescribed by ASC Topic 310.

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
4.	Impaired Loans – Nonaccrual and troubled debt restructurings

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

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments.  The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates.  In addition to the commitments below, we had overdraft protection available in the amounts of $11.7 million at March 31, 2012.

	March 31,2012
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(In thousands)
Contractual obligations:
Federal Home Loan Bank Advances	-	5,000	20,000	10,000	35,000
Repurchase agreement	5,223	-	15,000	15,000	35,223
Other borrowings	2,004	-	-	-	2,004
Operating leases (premises)	365	312	26	728	1,431
Total advances and operating Leases	7,592	5,312	35,026	25,728	73,658

Off-balance sheet loan commitments:
Undisbursed portions of loans closed	-	-	-	-	-
Commitments to originate loans	-	-	-	-	-
Unused lines of credit	47,462	4,997	3,821	12,586	68,866
Total loan commitments	47,462	4,997	3,821	12,586	68,866
Total contractual obligations and loan commitments					142,524

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

General.  Total assets decreased by $14 million or -1.3% to $1.076 billion at March 31, 2012, from $1.090 billion at December 31, 2011.  Interest-bearing deposits in banks increased $4.1 million or 9.5% to $47.2 million at March 31, 2012 from $43.1 million at December 31, 2011.  Total loans, including loans held for sale decreased by $865, 000 from December 31, 2011 to March 31, 2012 which included a decrease in covered loans of $12.0 million and a decrease in loans held for sale by $2.7 million offset in part by an increase in organic loan growth of $13.8 million.   Federal funds sold decreased by $14.0 million and cash due from banks decreased $12.1 million while securities available for sale increased $5.5 million and the cash surrender value of bank owned life insurance increased by $7.1 million.

Cash and Securities. The Company decreased the liquidity position (including bank deposits and federal funds sold) by $16.5 million or -4.6% to $341.9 million at March 31, 2012, from $358.4 million at December 31, 2011.

At March 31, 2012, our $264.5 million securities portfolio included $43.9 million in US government agency securities, $51.5 million in state and municipal securities, $2.0 million in corporate debt securities and $166.9 million in GSE residential mortgage-backed securities.  Although securities classified as available for sale may be sold from time to time to meet liquidity or other needs, it is not our normal practice to trade this segment of the investment securities portfolio. While management generally holds these assets on a long-term basis or until maturity, any short-term investments or securities available for sale could be converted at an earlier point, depending partly on changes in interest rates and alternative investment opportunities.  Based on our regular impairment analysis of these securities and their issues, we believe it is probable that we will be able to collect all amounts due under their contracts.  The aggregate decrease in cash and due from banks, interest-bearing deposits and fed funds sold was primarily due to the use of excess liquidity to fund organic loans and purchase BOLI and investments.

In 2012, we expect to maintain elevated cash, funds due from banks, federal funds sold and securities for three purposes.  First, we believe it is prudent to maintain higher liquidity during uncertain economic times.  Second, we believe excess liquidity gives us additional flexibility in our expansion strategy.  Third, we believe excess liquidity will provide us flexibility for funding loans or other investments if we see a dramatic rise in interest rates.  Maintaining excess liquidity does impact the net interest margin in a negative way in the short-term; however, we feel the benefits of maintaining excess liquidity outweigh the cost to the net interest margin.  However, we anticipate additional organic loan growth in 2012 and plan to fund the growth with investment balance runoff gradually reducing liquid assets and liquidity.  Future investment runoff will likely occur as a result of paydowns, maturities, or calls.

Loans.  Our net loan portfolio increased $1.9 million, or 0.33%, to $562.5 million at March 31, 2012, from $560.6 million at December 31, 2011.  The increase was caused by $13.8 million of organic growth, partially offset by a decrease in covered loans of $12.0 million.  We expect the loan portfolio to continue to grow as planned organic loan growth is expected to exceed pay downs in the portfolio.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Delinquencies and Non-performing Assets. As of March 31, 2012, loans past due for 30 to 89 days, excluding loans acquired in FDIC-assisted transactions, was $452,000 or 0.10%, of non-FDIC acquired loans, compared to $371,000 or 0.09%, of non-FDIC acquired loans, at December 31, 2011.

The table below sets forth the amounts and categories of non-performing assets, excluding loans and OREO acquired in FDIC-assisted transactions at the dates indicated:

	March 31, 2012	December 31, 2011	Amount Change	Percent Change
	(Dollars in thousands)

Non-accruing loans	$10,681	$7,043	$3,638	51.7%
Foreclosed assets	2,992	3,356	(364)	(10.8	) %
Total	$13,673	$10,399	$3,274	31.5%

At March 31, 2012, our largest non-performing loan was $1.9 million secured by various residential and commercial properties.  This loan amount decreased from the balance of $3.9 million at December 31, 2010 due to a $2.0 million charge off during the first quarter of 2011.  Our second largest non- performing loan was $1.7 million secured by various residential and commercial properties.  Our third largest non- performing loan was $1.3 million secured by various residential and commercial properties. Our fourth largest non- performing loan was $1.0 million secured by various residential properties.    The remainder of our non-performing loans consists of various consumer and commercial loans, none exceeding $1.0 million.  Current appraisals on real estate loans, expected cost of foreclosure or other disposition, and other probable losses on these loans are considered in our analysis of the allowance for loan losses.

Foreclosed assets decreased to $3.0 million at March 31, 2012, from $3.4 million at December 31, 2011. The Company continues to aggressively confront credit quality issues in its loan portfolio.  At March 31, 2012 and December 31, 2011, our largest foreclosed asset was $1.3 million on undeveloped property in the Atlanta metropolitan market.  The property is expected to be sold in the second quarter of 2012 at approximately the carrying value.  The remainder of our foreclosed assets consists of various properties, primarily located in southwest Georgia, with no single property having a book value over $1.0 million.  All of these properties are being marketed actively for disposition.

 Our internally criticized (watch list) and classified assets, excluding FDIC assisted transactions, decreased $1.2 million and totaled $32.0 million at March 31, 2012, compared to $33.2 million at December 31, 2011.  This includes loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.  These balances include the aforementioned nonperforming loans, other real estate, and repossessed assets.  These loans have been considered in management's determination of the adequacy of our allowance for loan losses.  Our internal loan review processes strive to identify weaknesses in loans prior to performance issues.  However, our processes do not always provide sufficient time to work out plans with borrowers that would avoid foreclosure and/or losses.

Non-performing assets for the current quarter increased $3.3 million and totaled $13.7 million at March 31, 2012, compared to $10.4 million at December 31, 2011.  We remain cautiously optimistic this increase in nonperforming assets was driven by already identified and classified assets moving through the resolution process as we aggressively identify and resolve problem assets.  We have taken actions to prevent losses in our current portfolio by actively managing problem assets through a special assets committee.  We have also taken steps to better evaluate the capital and liquidity positions of our commercial loan guarantors, particularly those involved in commercial real estate construction and development.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allowance for Loan Losses.  The following tables present information related to loan type and asset quality as of the periods indicated.

	Loans by Type as of
	March 31, 2012	December 31, 2011	March 31, 2011

	(dollars in thousands)
Non-FDIC acquired loans:
Non Residential	$150,492	$138,970	$119,325
Multifamily	18,577	15,797	12,110
Farmland	17,150	17,921	13,707
Construction and land	24,375	26,804	27,580
Mortgage loans, 1-4 families	132,172	129,745	129,371
Home equity	25,220	26,154	25,642
Consumer and other	21,935	23,872	25,046
Commercial and industrial	59,697	55,179	52,662
	449,618	434,442	405,443

Loans acquired through FDIC-assisted acquisitions:
Non covered loans	17,384	18,721	28,252
Covered loans	95,493	107,457	62,372
	$562,495	$560,620	$496,067

	Asset Quality Data (Excluding loans acquired through FDIC-Assisted acquisitions) as of
	March 31, 2012	December 31, 2011	March 31, 2011

	(dollars in thousands)
Allowance for loan losses to total loans	1.70%	1.72%	1.51%
Allowance for loan losses to average loans	1.35%	1.32%	1.59%
Allowance for loan losses to non-performing loans	71.42%	106.40%	67.63%
Accruing loans past due 30-89 days	$452	$371	$1,245
Nonaccrual loans	10,681	7,043	9,077
Loans - 90 days past due & still accruing	-	-	-
Total non-performing loans	10,681	7,043	9,077
OREO and repossessed assets	2,992	3,356	3,215
Total non-performing assets	13,673	10,399	12,292
Non-performing loans to total loans	2.38%	1.62%	2.24%
Non-performing assets to total assets	1.27%	0.95%	1.29%
Net charge-offs QTD to average loans (annualized)	0.24%	0.04%	2.80%
Net charge-offs QTD	$265	$37	$2,563

For further information on the loan portfolio and allowance for loan losses, see Note 5 of the Condensed Notes to Consolidated Financial Statements contained in this Form 10-Q.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Premises and Equipment.  Premises and equipment increased approximately $254,000 or 0.9% at March 31, 2012 to $29.8 million.  In connection with the Auburn, Alabama branch purchase we anticipate purchasing $1.7 million in premises and equipment during the second quarter of 2012.

Intangible, Goodwill and Other Assets.   Intangible assets and goodwill decreased $201,000 or -4.15% to $4.6 million resulting from the amortization of the intangibles assets.

Deposits.  Total deposits decreased $15.5 million or -1.8% to $868.7 million at March 31, 2012 compared with $884.2 million at December 31, 2011 primarily driven by planned broker decline of $12.5 million.

Federal Home Loan Bank Advances, Other Borrowings and Other Liabilities.  The total amount of Federal Home Loan Bank advances remained the same at $35.0 million at March 31, 2012 and December 31, 2011.  Federal funds purchased and securities sold under agreements to repurchase increased to $37.2 million at March 31, 2012 compared with $35.0 million at December 31, 2011.

Equity.  Total equity increased $931,000 or 0.8 % to $125.1 million at March 31, 2012, compared with $124.1 million at December 31, 2011, primarily the result of net income of $971,000 for the three months ended March 31, 2012, stock-based compensation of $209,000, other comprehensive income of $441,000 and the allocation of $156,000 in ESOP shares which increased equity, partially offset by the repurchase of stock of $520,000 and the payment of dividends of $348,000.

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

	Three Months Ended March 31
	2012				2011
	(Dollars in Thousands)
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
Interest-Earning Assets:
Loans	$560,385		$10,147	7.29%	$456,851		$7,145	6.34%
Loans held for sale	4,550		182	15.85	737		8	4.10
Taxable investment securities	222,800		979	1.74	207,884		1,207	2.32
Tax exempt investment securities	35,063		299	5.11	20,646		211	6.20
Federal funds sold	22,362		15	0.26	24,111		13	0.23
Interest bearing deposits with banks	37,999		37	0.39	16,150		40	0.99
Total interest-earning assets	883,159		11,659	5.37	726,379		8,624	4.86

Interest-Bearing Liabilities:
Interest bearing demand	152,987		102	0.27	123,286		240	0.79%
Savings and money market	339,804		337	0.40	232,370		573	1.00
Retail time deposits	281,686		794	1.13	218,297		986	1.83
Wholesale time deposits	10,466		30	1.17	12,178		49	1.62
Borrowings	68,823		672	3.93	93,318		743	3.23
Total interest-bearing liabilities	853,766		1,935	0.91	679,449		2,591	1.55

Net interest income			$9,724				$6,033
Net interest rate spread				4.46%				3.31%
Net earning assets	$29,393				$46,930
Net interest margin				4.49%				3.42%

Average interest-earning assets to average interest-bearing liabilities	1.03	x			1.07	x

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	Three Months Ended March 31,
	2012 vs. 2011
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$2,245	$757	$3,002
Loans held for sale	112	62	174
Taxable investment securities	(35)	(193)	(228)
Tax exempt investment securities	88	-	88
Federal funds sold	-	2	2
Interest bearing deposits with banks	31	(34)	(3)
Total interest-earning assets	$2,441	$594	$3,035

Interest-bearing liabilities:
Interest bearing demand	$47	$(187)	(140)
Savings and money market	202	(445)	(243)
Retail time deposits	(14)	(190)	(204)
Wholesale time deposits	25	(23)	2
Borrowings	(201)	130	(71)
Total interest-bearing liabilities	$59	$(715)	(656)

Net interest income			$3,691

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three  Month Periods Ended March 31, 2012 and 2011

General.  During the three months ended March 31, 2012, we recorded net income of $971,000 or $0.12 basic and diluted earnings per share compared to a net income of $1.2 million or $0.15 basic and diluted earnings per share for the three months ended March 31, 2011.  The decrease in operating results was primarily driven by the bargain purchase gain, net of tax, of $1.3 million on the Citizens FDIC-assisted acquisition reported in the first quarter of 2011 and an increase in noninterest expense of $1.5 million, net of tax, for the first quarter of 2012 partially offset by improvement in net interest income of $2.2 million.

Interest Income.  Total interest income for the three months ended March 31, 2012, increased $3.0 million or 35.2% to $11.7  million, compared to $8.6  million for this same period in 2011.  The increase was due to growth in average interest-earning assets of $156.8 million, or 21.6%, to $883.2 million at the end of the first quarter of 2012, compared to $726.4 million at the end of the first quarter of 2011.  This increase in the average balance of earning assets was coupled with an increase of 51 basis points in the yield on average-earning assets to 5.37% for the first quarter of 2012 as compared to 4.86% for this same period in 2011.

The increase in average interest-earning assets was due primarily to organic and FDIC-assisted loan growth as compared to the prior year.  Our overall yield on average interest-earning assets increased in 2012 primarily driven by the increase in loans acquired in FDIC-assisted acquisitions compared to the prior year which carry a higher interest rate as compared to traditional loans.

Interest income on loans for the three months ended March 31, 2012 was $10.1 million compared to $7.1 million for the first quarter of 2011.  The increase in interest income on loans was primarily a result of the loans acquired in our FDIC-assisted transactions and our expansion into the Valdosta and Statesboro markets, which was reflected in the $103.5 million increase in the average loan portfolio and a solid increase of 95 basis points in the weighted average yield on loans to 7.29% for the three months ended March 31, 2012 compared to 6.34% for the same period in 2011.

Interest income on investment securities for the three months ended March 31, 2012 was $1.2 million compared to $1.4 million for the first quarter of 2011.  Our average taxable investment and tax exempt securities increased $14.9 million and $14.4 million, respectively, to $222.8 million and $35.1 million, respectively, for the three months ended March 31, 2012 compared to the same period in 2011 as excess liquidity from acquisition activity was invested.  The yields for taxable investment and tax-exempt securities decreased 58 basis points and 109 basis points, respectively, for the three months ended March 31, 2012 compared to same period in 2011.  We continue to anticipate the yield on our investment portfolio to decline during this low interest rate environment as maturing investments are replaced with lower yielding investments.

Interest Expense.  Total interest expense decreased $656,000 or -25.3% to $1.9 million for the three months ended March 31, 2012, compared to $2.6 million during the same period in 2011.  The cost of interest-bearing liabilities decreased 64 basis points to 0.91% during first quarter of 2012 compared with 1.55% for the same period in 2011, as a result of the continued downward trend in the rate cycle.  This decrease in costs was partially offset by an increase in the average balance of interest-bearing liabilities during the first quarter of 2012 to $853.8 million, an increase of $174.3 million, or 25.7%, compared to $679.5 million for the same period in 2011, which reflects increases in deposits from our acquisitions and market expansion.  We expect the decline in the cost of interest-bearing liabilities to continue but at a slower pace since the rates cannot go below zero.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense on deposits for the first three months ended March 31, 2012 decreased $585,000, or 31.7%, to $1.3 million as compared to $1.8 million for the same period in 2011.  The decrease in interest expense on deposits was driven by a decline of 63 basis points in the average rate paid on the deposit portfolio to 0.65% for first quarter of 2012 as compared to 1.28% for the same period in 2011, due to a decrease in market rates of interest.  This increase was in part offset by an increase in the average balance of the interest-bearing deposits portfolio of $198.8 million, or 33.9%, to $784.9 million for the first quarter of 2012 compared to $586.1 million for the same period in 2011, primarily driven by our 2011 FDIC-assisted acquisitions.

Interest expense on other borrowings, consisting of Federal Home Loan Bank advances, federal funds purchased and securities sold under agreement to repurchase, for the first three months ended March 31, 2012 decreased $71,000, or 9.6%, to $672,000 compared to $743,000 for the same period in 2011.  The decrease in the interest expense on other borrowings was driven by a decline in the average other borrowings of $24.5 million, or 26.3%, to $68.8 million for the first quarter of 2012 from $93.3 million for the same period in 2011.  This decrease was offset in part by an increase in the rate paid on these borrowings, from an average rate paid of 3.23% for first quarter of 2011 compared to 3.93% for the first quarter of 2012.

Net Interest Income.  Net interest income for the three months ended March 31, 2012 increased $3.7 million, or 61.2%, to $9.7 million compared to $6.0 million for the same period in 2011.  The overall increase was primarily driven by an increase in the yield and balance of interest-earning assets on top of a decline in the cost of interest-bearing liabilities partially offset by balance growth in interest-bearing liabilities.  The net interest spread increased 115 basis points to 4.46% for the first quarter of 2012 compared to 3.31% for the same period in 2011.  The net interest margin improved 107 basis points to 4.49% for the first quarter of 2012 compared to 3.42% for the same period in 2011.  The primary reason the net interest margin increased 8 basis points less than the net spread for the first quarter of 2012 as compared to the same period in 2011 was due to the growth in interest-bearing liabilities occurred at a faster pace as compared to interest-earning assets.

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

Provision for Loan Losses.  During the three months ended March 31, 2012, we recorded a $400,000 provision for loan losses, which was a decrease compared to the $600,000 provision recorded during the same period in 2011.  For further information on the loan portfolio and allowance for loan losses, see the Delinquencies and Non-performing Assets and Allowance for Loan Losses of this section and  see Note 5 of the Condensed Notes to Consolidated Financial Statements contained in this Form 10-Q.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income.  Noninterest income decreased $2.1 million, or -42.5%, to $2.8 million for the three months ended March 31, 2012 compared to $4.8 million for the same period in 2011. Noninterest income, excluding securities transactions and bargain purchase gain, increased $234,000, or 9.3%, to $2.7 million for the three months ended March 31, 2012 compared to $2.5 million for the same period in 2011.

A summary of noninterest income, excluding the gain on securities and bargain purchase gain, is as follows:

	Three Months Ended March 31,
	2012	2011	$ Chg	% Chg
	(Dollars in thousands)

Service charges on deposit accounts	$1,020	$1,051	$(31)	-2.9%
Bankcard services income	824	586	238	40.6
Other service charges, commissions and fees	85	74	11	14.9
Brokerage fees	446	354	92	26.0
Mortgage banking fees	689	268	421	157.1
Bank owned life insurance	140	145	(5)	-3.4
Accretion FDIC loss-share receivable	(498)	-	(498)	NM (1)
Other	35	29	6	20.7
Total noninterest income	$2,741	$2,507	$234	9.3%
Noninterest income as a percentage of average assets (annualized)	1.02%	1.17%

(1)      NM – The percentage change is not considered meaningful.

The decrease in service charges on deposit accounts was primarily driven by a per account reduction in overdraft fees offset in part by an increase in customer accounts, as a result of our expanded branch network.

The bankcard services income was primarily driven by our increased customer base.

Mortgage banking fees increased due to the expansion of the mortgage division compared to the prior year.

The accretion for the FDIC loss-share receivable turned negative driven by improvement in the expected cash flows of the loss-share performing portfolios.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense.  Noninterest expense increased $2.4 million, or 28.6%, to $10.8 million for the three months ended March 31, 2012 compared to $8.4 million for the same period in 2011.

A summary of noninterest expense is as follows:

	Three Months Ended March 31,
	2012	2011	$ Chg	% Chg
	(Dollars in thousands)
Salaries and employee benefits	$5,536	$4,328	$1,208	27.9%
Equipment	667	351	316	90.0
Occupancy	657	445	212	47.6
Advertising and marketing	180	164	16	9.8
Legal and accounting	119	210	(91)	-43.3
Consulting & other professional fees	119	179	(60)	-33.5
Directors fees and retirement	165	227	(62)	-27.3
Telecommunications	231	145	86	59.3
Supplies	154	95	59	62.1
Data processing fees	821	518	303	58.5
(Gain) Loss on sales and write-downs of other real estate owned	(7)	402	(409)	-101.7
Loss on sales and write-downs of FDIC acquired other real estate owned	174	-	174	NM	1
Foreclosed asset expenses	221	170	51	30.0
Foreclosed FDIC acquired asset expenses	162	-	162	NM	1
FDIC insurance and other regulatory fees	245	293	(48)	-16.4
Acquisition related expenses	331	282	49	17.4
Deposit intangible expenses	201	95	106	111.6
Other operating	825	494	331	67.0
Total noninterest expenses	$10,801	$8,398	$2,403	28.6%
Noninterest expenses as a percentage of average assets (annualized)	4.02%	3.91%

(1)	NM – The percentage change is not considered meaningful.

The increase in salaries and employee benefits was primarily due the increase of 51 full-time equivalent employees (“FTE’s”), or 18.7%, from the prior year related to our acquisition activity.

The increase in equipment, occupancy, data processing, and other operating expenses is due to the expanded branch network.

The decrease in legal and accounting fees is due primarily to reduction from levels experienced in the prior year associated with our expansion activity.

The decrease in consulting and other professional fees is related to consultants hired in the prior year to assist with the integration and conversion of our acquisitions.

During 2011, we recorded losses on the sale of OREO compared to small gains recorded in 2012.  For the OREO losses on FDIC acquired assets, we recorded losses in 2012 which compares to no losses for the prior year. Also, foreclosed asset expense including FDIC acquired was up from the prior year related to the resolution of these assets.

Income Tax Expense.  For the quarter ended March 31, 2012, we recorded tax expense of $335,000 compared to tax expense of $661,000 during the same period in 2011.  Our effective tax rate was 25.7% for the first quarter of 2012 compared to 35.2% for the same period in 2011.

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

If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our unpledged investment portfolio.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At March 31, 2012, the Bank had total federal funds credit lines with five correspondent banks of $52 million, with $5.0 million in outstanding advances.  The Bank also maintains a credit facility with the FHLB of $272 million with total outstanding advances of $35 million at March 31, 2012.

At March 31, 2012, total deposits decreased $15.5 million, or 1.8%, to $868.7 million for the first quarter of 2012 compared to $884.2 million for the fourth quarter of 2011 primarily driven from planned runoff of time deposit customers.  Federal funds purchased and securities sold under agreements to repurchase increased $2.2 million, or 6.2%, to $37.2 million for the first quarter of 2012 as compared to $35.0 million for the fourth quarter of 2011.  Also FHLB advances were unchanged at $35 million for the first quarter of 2012 compared to the previous quarter.

The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Risk Management Committee with day to day responsibility delegated to the Asset/ Liability Management Committee (“ALCO”) and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2012, were considered satisfactory.  At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds.  The Company is aware of no events or trends likely to result in a negative material change in liquidity.

The consolidated statement of cash flows for the three months ended March 31, 2012 and 2011, detail cash flows from operating, investing and financing activities.  For the first quarter of 2012, net cash used for financing and investing activities was $14.1 million and $5.1 million, respectively, offset in part by net cash provided from operating activities of $7.1 million resulting in a net decrease in cash during the first quarter of 2012 of $12.1 million.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulatory Capital Ratios for the Company and HeritageBank of the South at March 31, 2012

The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities.  The following table reflects the Company’s and the Bank’s compliance at March 31, 2012, with regulatory capital requirements.  These calculations are based on total risk weighted assets of $581.8 million consolidated and $558.0 million for the Bank as of March 31, 2012, and average total assets of $1.1 billion consolidated and $1.1 billion for the Bank for the three months ended March 31, 2012.  These consolidated capital ratios are based on the capital requirements for bank holding companies issued by the Board of Governors of the Federal Reserve System.  The Georgia Department of Banking and Finance, by policy, requires the Bank to maintain 4% of Tier 1 capital to average total assets of the Federal Reserve Requirements included in the table.

	Actual		For Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets
Consolidated	$127,554	22.8%	$46,546	8.0%	N/A
HeritageBank of the South	104,083	18.7%	44,642	8.0%	$55,802	10.0%

Tier I Capital to Risk Weighted Assets
Consolidated	120,551	21.6%	23,273	4.0%	N/A
HeritageBank of the South	97,080	17.4%	22,321	4.0%	33,481	6.0%

Tier I Capital to Average Total Assets
Consolidated	120,551	11.3%	42,952	4.0%	N/A
HeritageBank of the South	97,080	9.1%	42,598	4.0%	53,248	5.0%

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s strategy is to mitigate interest risk to the greatest extent possible. Based on our analysis of the Company’s overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk.  These strategies aim to achieve neutrality to interest rate risk.  Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates.  As of March 31, 2012, a drop in interest rates would increase our net interest income, also known as being “liability sensitive”, and an increase in rates would also increase our net interest income, also known as being “asset sensitive”.  The asset sensitivity position was driven by an increase in FRB balances having immediate repricing characteristics, and the decision to start booking loans without interest rate floors.  Booking loans without floors lowers the interest that we otherwise would collect with floors; however, due to the absence of floors, these loans will reprice when rates rise.  We feel the level of interest rate risk is at an acceptable level, and is within our internal policy limits.

The ALCO monitors and analyzes interest rate risk.  This committee is comprised of members of senior management and meets on a monthly basis and reviews the simulations listed above, as well as other interest rate risk reports.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table sets forth the distribution of the repricing of our earning assets and interest-bearing liabilities as of March 31, 2012, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	March 31, 2012
	Maturing or Repricing Within
	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
	(Dollars in thousands)

Earning assets:
Short-term assets	$54,939	$-	$-	$-	$54,939
Investment securities	44,735	91,164	91,273	37,363	264,535
Loans held for sale	4,731	-	-	-	4,731
Loans including covered	131,327	124,842	292,504	3,140	551,814
	235,733	216,006	383,777	40,503	876,019

Interest-bearing liabilities:
Interest-bearing demand deposits	(161,192)	-	-	-	(161,192)
Savings and money market	(338,979)	-	-	-	(338,979)
Time deposits	(64,081)	(128,035)	(87,874)	-	(279,990)
Federal funds purchased and securities sold under repurchase agreements	(37,227)	-	-	-	(37,227)
Federal Home Loan Bank advances	-	-	(25,000)	(10,000)	(35,000)
	(601,479)	(128,035)	(112,874)	(10,000)	(852,388)

Interest rate sensitivity gap	$(365,746)	$87,971	$270,903	$30,503	$23,631
Cumulative interest rate sensitivity gap	$(365,746)	$(277,775)	$(6,872)	$23,631
Interest rate sensitivity gap ratio	0.39	1.69	3.40	4.05
Cumulative interest rate sensitivity gap ratio	0.39	0.62	0.99	1.03

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Effect
Market	on Net
Rate	Interest
Change	Income

+400	7.6%
+300	3.1%
+200	-0.1%
+100	2.2%
-100	2.7%

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) under the Securities Exchange Act (the “Exchange Act”)) as of March 31, 2012, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 40-day period preceding the filing date of this quarterly report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective in ensuring that the information required to disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including its Chief Executive Officer and Chief Financial Officer) in a timely manner; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b)	Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In our opinion, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2012.

On July 25, 2011, the Company announced that in connection with the 2011 Equity Incentive Plan that a new stock repurchase program was authorized where the Company may repurchase during the coming year up to 163,852 shares, or 2% of its currently outstanding publicly held shares of common stock.  As of March 31, 2012, the Company had purchased 160,221 shares at a weighted average price of $11.42 per share under the plan for a total of $1.8 million.  As of March 31, 2012, the Company had 3,631 remaining shares that may be purchased under the current authorization. This program will expire in July 2012 unless completed sooner or otherwise extended.

In December 2011, the Company’s Board of Directors authorized another stock repurchase program.  The program authorizes the Company to repurchase up to 435,000 shares.  Under this program the Company did not repurchase any shares during the first quarter 2012.  The program will expire in December 2012 unless completed sooner or otherwise extended.

The repurchases may be made from time to time in open-market or negotiated transactions as deemed appropriate by the Company and will depend on market conditions.

	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January	-	$-	-	481,910
February	18,279	$11.95	18,279	463,631
March	25,000	$12.05	25,000	438,631
Total	43,279	$$12.01	43,279	438,631

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

Index

ITEM 6.	EXHIBITS

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2.7	Purchase and Assumption Agreement dated April 6, 2012, between HeritageBank of the South and AB&T National Bank	a
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	31.2
32	Section 1350 Certifications	32
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

a       Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc.  with the SEC on April 11, 2012.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP, INC.

Date: May 10, 2012	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President and Chief Executive Officer

Date: May 10, 2012	By:	/s/ T. Heath Fountain
T. Heath Fountain
Executive Vice President,
Chief Administrative Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)