Form 10-Q
period 2012-06-30
Heritage Financial Group Inc
filed 2012-08-09
CIK 1493491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
Commission File Number 001-34902

HERITAGE FINANCIAL GROUP, INC.
(A Maryland Corporation)
IRS Employer Identification Number 38-3814230

721 N. Westover Blvd., Albany, GA 31707
229-420-0000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the exchange Act).  Yes☐ No  ☒

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date:  At August 9, 2012, there were 8,490,247 shares of issuer’s common stock outstanding.

HERITAGE FINANCIAL GROUP, INC.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	Unaudited June 30, 2012	Audited December 31, 2011
Assets

Cash and due from banks	$22,499	$34,521
Interest-bearing deposits in banks	32,153	43,101
Federal funds sold	10,571	21,753
Securities available for sale, at fair value	227,984	259,017
Federal Home Loan Bank Stock, at cost	3,397	4,067
Other equity securities, at cost	1,010	1,010
Loans held for sale	6,017	7,471

Loans	517,615	453,163
Covered loans	87,386	107,457
Less allowance for loan losses	8,099	7,494
Loans, net	596,902	553,126

Other real estate owned	1,719	3,362
Covered other real estate owned	7,571	10,047
Total other real estate owned	9,290	13,409

FDIC loss-share receivable	76,294	83,901
Premises and equipment, net	32,337	29,532
Premises held for sale	1,080	1,080
Accrued interest receivable	4,056	4,689
Goodwill and intangible assets	4,621	4,848
Cash surrender value of bank-owned life insurance	22,962	15,611
Other assets	12,253	12,716

	$1,063,426	$1,089,852

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$87,815	$78,823
Interest-bearing	772,453	805,364
Total deposits	860,268	884,187
Federal funds purchased and securities sold under repurchase agreements	31,746	35,049
Other borrowings	35,000	35,000
Accrued interest payable	721	972
Other liabilities	12,400	10,508
Total liabilities	940,135	965,716

Stockholders' equity
Preferred stock, par value; $0.01; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.01; 45,000,000 shares authorized;8,490,247 and 8,712,031 shares issued, respectively	85	87
Capital surplus	86,152	88,393
Retained earnings	44,016	42,374
Accumulated other comprehensive loss, net of tax of $1,749 and $1,384	(2,623)	(2,076)
Unearned employee stock ownership plan (ESOP) shares, 412,487 and 439,138 shares	(4,339)	(4,642)
Total stockholders' equity	123,291	124,136

	$1,063,426	$1,089,852

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2012 and 2011
(Dollars in Thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Interest income
Interest and fees on loans	$10,532	$7,564	$20,680	$14,709
Interest on loans held for sale	204	46	387	54
Interest on taxable securities	1,016	1,221	1,995	2,428
Interest on nontaxable securities	295	211	593	422
Interest on federal funds sold	4	16	18	29
Interest on deposits in other banks	26	51	63	91
	12,077	9,109	23,736	17,733

Interest expense
Interest on deposits	1,246	1,983	2,509	3,831
Interest on other borrowings	672	684	1,344	1,427
	1,918	2,667	3,853	5,258

Net interest income	10,159	6,442	19,883	12,475
Provision for loan losses	1,091	700	1,491	1,300
Net interest income after provision	9,068	5,742	18,392	11,175

Noninterest income
Service charges on deposit accounts	1,135	1,222	2,156	2,273
Bankcard services income	831	674	1,654	1,260
Other service charges, commissions and fees	73	69	158	144
Brokerage fees	462	406	908	760
Mortgage banking fees	938	624	1,627	892
Bank-owned life insurance	211	149	351	294
Gain on sales of securities	27	453	70	453
Gain (loss) on acquisitions	34	(117)	34	2,217
Accretion FDIC loss share receivable	(133)	5	(630)	5
Other	101	75	135	103
	3,679	3,560	6,463	8,401

Noninterest expense
Salaries and employee benefits	5,460	4,923	10,995	9,251
Equipment and occupancy	1,395	964	2,718	1,760
Advertising and marketing	214	220	395	384
Professional fees	340	365	578	754
Information services expenses	1,163	819	2,216	1,482
(Gain) loss on sales and write-downs of other real estate owned	(141)	535	(148)	937
Gain on sales and write-downs of FDIC
acquired other real estate owned	(249)	(45)	(75)	(45)
Foreclosed asset expenses	218	245	440	415
Foreclosed FDIC acquired asset expenses	466	-	628	-
FDIC insurance and other regulatory fees	265	354	509	647
Acquisition related expenses	69	474	400	757
Deposit intangible expense	195	207	396	302
Other operating	1,279	979	2,423	1,794
	10,674	10,040	21,475	18,438

Income (loss) before income taxes	2,073	(738)	3,380	1,138

Applicable income tax (benefit)	713	(257)	1,049	404

Net income (loss)	$1,360	$(481)	$2,331	$734
Earnings (loss) per common share:
Basic earnings (loss) per share	$0.17	$(0.06)	$0.29	$0.09
Diluted earnings (loss) per share	$0.17	$(0.06)	$0.29	$0.09
Weighted average-common shares outstanding:
Basic	8,071,354	8,213,761	8,107,868	8,200,207
Diluted	8,072,935	8,215,090	8,109,356	8,201,633

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Six Months Ended June 30, 2012 and 2011
(Dollars in Thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss)	$1,360	$(481)	$2,331	$734

Other comprehensive income (loss):
Accretion of realized gain on terminated cash flow hedge, net of tax of $20 and $25 for the quarter and $39 and $60 for the year to date, respectively	(29)	(37)	(59)	(90)
Unrealized loss on cash flow hedge, net of tax of $(1,185) and $0 for the quarter and $(984) and $0 for year to date, respectively	(1,779)	-	(1,476)	-
Unrealized holding gains on investments arising during the period, net of tax of $557 and $927 for the quarter and $687 and $1,423 for the year to date, respectively	836	1,391	1,030	2,135
Reclassification adjustment for investment gains included in net income, net of tax of $11 and $181 for the quarter and $42 and $181 for the year to date, respectively	(16)	(272)	(42)	(272)

Total other comprehensive income (loss)	(988)	1,083	(547)	1,773

Comprehensive income	$372	$602	$1,784	$2,507

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2012 (Unaudited)
And The Year Ended December 31, 2011
(Dollars in Thousands, except per share data)

						Accumulated
						Other
					Unearned	Compre-
	Common Stock		Capital	Retained	ESOP	hensive
	Shares	Par Value	Surplus	Earnings	Shares	Loss	Total
Balance, December 31, 2010	8,710,511	$87	$88,876	$39,536	$(5,245)	$(3,914)	$119,340
Net income	-	-	-	3,825	-	-	3,825
Cash dividend declared,$0.12 per share	-	-	-	(987)	-	-	(987)
Issuance of 121,530 shares of restricted common stock	121,530	1	(1)	-	-	-	-
Forfeiture of 3,068 of restricted common stock	(3,068)	-	-	-	-	-	-
Repurchase of 116,942 shares of common stock	(116,942)	(1)	(1,309)	-	-	-	(1,310)
Stock-based compensation expense	-	-	728	-	-		728
Other comprehensive income	-	-	-	-	-	1,838	1,838
Tax benefit from stock-based compensation plans	-	-	(8)	-	-	-	(8)
ESOP shares earned, 53,182 shares	-	-	17	-	603	-	620
Tax benefit on ESOP expense	-	-	90	-	-	-	90
Balance, December 31, 2011	8,712,031	$87	$88,393	$42,374	$(4,642)	$(2,076)	$124,136

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
For the Six Months Ended June 30, 2012 (Unaudited)
And The Year Ended December 31, 2011
(Dollars in Thousands, except per share data)

						Accumulated
						Other
					Unearned	Compre-
	Common Stock		Capital	Retained	ESOP	hensive
	Shares	Par Value	Surplus	Earnings	Shares	Loss	Total
Balance, December 31, 2011	8,712,031	$87	$88,393	$42,374	$(4,642)	$(2,076)	$124,136
Net income	-	-	-	2,331	-	-	2,331
Cash dividend declared,$0.08 per share	-	-	-	(689)	-	-	(689)
Repurchase of 221,784 shares of common stock	(221,784)	(2)	(2,712)	-	-	-	(2,714)
Stock-based compensation expense	-	-	415	-	-		415
Other comprehensive loss	-	-	-	-	-	(547)	(547)
Tax benefit from stock-based compensation plans	-	-	(1)	-	-	-	(1)
ESOP shares earned, 26,650 shares	-	-	14	-	303	-	317
Tax benefit on ESOP expense	-	-	43	-	-	-	43
Balance, June 30, 2012	8,490,247	$85	$86,152	$44,016	$(4,339)	$(2,623)	$123,291

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (Dollars in thousands)

	Six Months Ended June 30,
	2012	2011

OPERATING ACTIVITIES	$2,331	$734
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,017	609
Deposit premium amortization	396	302
Provision for loan losses	1,491	1,300
ESOP compensation expense	317	325
Provision (benefit) for deferred taxes	(1,594)	1,351
Stock-based compensation expense	415	412
Accretion of gain on termination of cash flow hedge	(98)	(150)
Amortization of available for sale discounts and premiums, net	2,139	933
Gain on sales of securities available for sale	(70)	(453)
(Gain) loss on sales and write-downs of other real estate owned	(148)	937
Gain on sales and write-downs of FDIC acquired other real estate owned	(75)	(45)
Increase in bank-owned life insurance	(351)	(293)
Excess tax benefit related to stock-based compensation plans	1	8
Excess (tax) benefit related to ESOP	(43)	15
Decrease in FDIC loss share receivable	6,964	420
Accretion of FDIC loss share receivable	630	(5)
Decrease (increase) in interest receivable	676	(559)
(Decrease) increase in interest payable	(276)	363
Decrease (increase) in loans held for sale	1,454	(5,355)
Decrease in prepaid FDIC assessment	344	581
Gain on acquisitions	(34)	(2,217)
Net other operating activities	1,518	3,542
Total adjustments	14,673	2,021
Net cash provided by operating activities	17,004	2,755

INVESTING ACTIVITIES
Decrease (increase) in interest-bearing deposits in banks	10,948	(89,398)
Purchases of securities available for sale	(41,626)	(30,216)
Proceeds from sales of securities available for sale	12,980	36,034
Proceeds from maturities and calls of securities available for sale	59,257	61,691
Purchase of bank owned life insurance	(7,000)	-
Decrease in Federal Home Loan Bank stock	670	78
Decrease (increase) in federal funds sold	11,182	(23,919)
Increase in loans, net	(36,719)	(12,890)
Purchases of premises and equipment	(2,082)	(6,742)
Net cash received from acquisition activity	5,831	57,900
Proceeds from sales of premises and equipment	-	12
Proceeds from sales of other real estate owned	6,613	1,686
Net cash (used in) provided by investing activities	20,054	(5,764)

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
 (Dollars in thousands)

FINANCING ACTIVITIES
(Decrease) increase in deposits	(42,416)	23,153
Decrease in federal funds purchased and securities sold under repurchase agreements	(3,303)	(432)
Repayment of other borrowings	-	(32,744)
Excess tax benefit related to stock-based compensation plans	(1)	(8)
Excess tax (benefit) related to ESOP	43	(15)
Repurchase of common stock	(2,714)	-
Dividends paid to stockholders	(689)	(523)

Net cash used in financing activities	(49,080)	(10,569)

Net decrease in cash and due from banks	(12,022)	(13,578)

Cash and due from banks at beginning of period	34,521	28,803

Cash and due from banks at end of period	$22,499	$15,225

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$4,105	$4,894
Income taxes	$2,597	$-

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$2,226	$843

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

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The accompanying consolidated financial information of the Company as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations.

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

Basic earnings (loss) per share represent income available attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan and unvested shares of issued restricted stock. For the three and six months ended June 30, 2012, potential common shares of 558,816 and 1,005,416, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise of such shares would be anti-dilutive.

 The table below sets forth our earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands, except per share amounts)
Basic earnings (loss) per share:
Net income (loss)	$1,360	$(481)	$2,331	$734
Weighted average common shares outstanding	8,071,354	8,213,761	8,107,868	8,200,207
Basic earnings (loss) per common share	$0.17	$(0.06)	$0.29	$0.09

Diluted earnings (loss) per share:
Net income (loss)	$1,360	$(481)	$2,331	$734
Weighted average common shares outstanding	8,071,354	8,213,761	8,107,868	8,200,207
Effect of dilutive stock options and restricted stock	1,581	1,329	1,488	1,426
Weighted average dilutive common shares outstanding	8,072,935	8,215,090	8,109,356	8,201,633
Diluted earnings (loss) per common share	$0.17	$(0.06)	$0.29	$0.09

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.	SHARE BASED COMPENSATION

On May 17, 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “Plan”).  The purpose of the Plan is to promote the long-term growth and profitability of Heritage Financial Group, Inc, to provide directors, advisory directors, officers and employees of Heritage Financial Group, Inc. and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence, and to provide such individuals with an equity interest in Heritage Financial Group, Inc.  Under the Plan, the Compensation Committee of the Board of Directors has discretion to award up to 645,990 shares, of which 461,422 were available as stock options or stock appreciation rights and 184,568 shares were available as restricted stock awards.  As of June 30, 2012, there were approximately 12,634 restricted stock awards and 42,514 options available to be granted from the 2006 Plan.

On June 22, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (the “2011 Plan”).  Under the 2011 Plan, the Compensation Committee has the discretion to award up to 573,481 shares, of which 409,429 were available as stock options or stock appreciation rights and 163,852 were available as restricted stock awards.  On July 1, 2011, the Company granted 117,530 restricted stock awards and 334,870 stock options from this plan.  There were no awards granted from this plan during the six months ended June 30, 2012.

The Company granted restricted awards that may not be sold or otherwise transferred until certain restrictions have lapsed.  The unearned compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse (generally one to five years).  The share-based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period.  As of June 30, 2012, there was approximately $1.2 million of unrecognized compensation associated with these awards.  For the three months ended June 30, 2012 and 2011, we recognized compensation expense associated with these awards of approximately $75,000 and $124,000, respectively.  For the six months ended June 30, 2012 and 2011, we recognized compensation expense associated with these awards of approximately $150,000 and $248,000, respectively.

The Company recognized compensation expense related to stock options of approximately $131,000 and $101,000 for each of the six months ended June 30, 2012 and 2011, and approximately $265,000 and $164,000 for the six months ended June 30, 2012 and 2011, respectively.  At June 30, 2012, there was approximately $2.1 million of unrecognized compensation related to stock options.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2012 (unaudited):	(dollars in thousands)
U. S. Government sponsored agencies (GSEs)	$29,773	$523	$(8)	$30,288
State and municipal securities	49,315	2,014	(239)	51,090
Corporate debt securities	2,155	-	(182)	1,973
GSE residential mortgage-backed securities	142,499	2,095	(131)	144,463
Total debt securities	223,742	4,632	(560)	227,814
Equity securities	207	31	(68)	170
Total securities	$223,949	$4,663	$(628)	$227,984

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2011:	(dollars in thousands)
U. S. Government sponsored agencies (GSEs)	$45,141	$598	$(2)	$45,737
State and municipal securities	47,167	1,494	(457)	48,204
Corporate debt securities	2,160	-	(204)	1,956
GSE residential mortgage-backed securities	161,954	1,461	(452)	162,963
Total debt securities	256,422	3,553	(1,115)	258,860
Equity securities	207	66	(116)	157
Total securities	$256,629	$3,619	$(1,231)	$259,017

*
At June 30, 2012 and December 31, 2011, the Company held no securities of any single issuer (excluding the U.S. Government and federal agencies) with a book value that exceeded 10% of stockholders’ equity.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES (Continued)

The amortized cost and fair value of debt securities available for sale as of June 30, 2012 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(dollars in thousands)
Due in one year or less	$1,155	$1,098
Due from one to five years	3,301	3,236
Due from five to ten years	22,760	23,321
Due after ten years	54,333	55,866
Mortgage-backed securities	142,499	144,463
	$223,949	$227,984

Securities with a carrying value of $100.3 million and $96.3 million at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.  The balance of pledged securities in excess of the pledging requirements was $24.8 million and $26.0 million at June 30, 2012 and December 31, 2011, respectively.

Recognized gains and losses on sales of securities available for sale consist of the following:

	For the three months ended June 30,
	2012	2011
	(dollars in thousands)
Gross gains recognized on sales of securities	$234	$453
Gross losses recognized on sales of securities	(207)	-
Net realized gains on sales of securities available for sale	$27	$453

	For the six months ended June 30,
	2012	2011
	(dollars in thousands)
Gross gains recognized on sales of securities	$277	$453
Gross losses recognized on sales of securities	(207)	-
Net realized gains on sales of securities available for sale	$70	$453

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES (Continued)

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
June 30, 2012 (unaudited):
U.S. Government sponsored agencies
(GSEs)	$3,203	$-	$27,085	$(8)	$30,288	$(8)
State and municipal securities	12,151	(213)	38,939	(26)	51,090	(239)
Corporate debt securities	1,973	(182)	-	-	1,973	(182)

GSE residential mortgage-backed Securities	43,912	-	100,551	(131)	144,463	(131)
Subtotal, debt securities	61,239	(395)	166,575	(165)	227,814	(560)
Equity securities	170	(68)	-	-	170	(68)
Total temporarily impaired securities	$61,409	$(463)	$166,575	$(165)	$227,984	$(628)

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
December 31, 2011 :
U.S. Government sponsored agencies
(GSEs)	$2,498	$(2)	$-	$-	$2,498	$(2)
State and municipal securities	2,976	(64)	2,047	(393)	5,023	(457)
Corporate debt securities	920	(80)	1,036	(124)	1,956	(204)

GSE residential mortgage-backed securities	58,883	(452)	-	-	58,883	(452)
Subtotal, debt securities	65,277	(598)	3,083	(517)	68,360	(1,115)
Equity securities	-	-	91	(116)	91	(116)
Total temporarily impaired securities	$65,277	$(598)	$3,174	$(633)	$68,451	$(1,231)

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

The Company holds Freddie Mac (“FHLMC”) preferred stock, and OTTI was recorded in the amount of the investment after the U.S. Government placed the company into conservatorship in September 2008.  The preferred stock has been reduced to a nominal book value for tracking purposes.  The investment is currently valued at $31,000. During the twelve months ended December 30, 2008 the Company recognized a write-down of $1.5 million through non-interest income representing other-than-temporary impairment on the investment.

The Company holds a single issue trust preferred security issued by Royal Bank of Scotland (“RBS”).  The security suspended payments under the EU agreement for 24 months beginning April 1, 2011.  The Company valued the security by projecting estimated cash flows using the Moody’s Ba2 marginal default rate.  The difference in the present value and the carrying value of the security was the OTTI credit portion.  The security is currently booked at a fair value of $139,000 at June 30, 2012 and during the twelve months ended December 30, 2011; the Company recognized a write-down of $43,000 through non-interest income representing other-than-temporary impairment on the security.

The following table presents more detail on selective Company security holdings as June 30, 2012.  These details are listed separately due to the inherent level of risk for OTTI on these securities.

		Current Credit	Book	Fair	Unrealized	Present Value Discounted
Description	Cusip#	Rating	Value	Value	Loss	Cash Flow

Marketable equity securities
FHLMC Preferred Stock	313400657	Ca	$-	$31	$-	$31

Trust preferred securities
RBS Capital Fund	74928K208	B3	$207	$139	$(68)	$207

The following table presents a roll-forward of the cumulative amount of credit losses on the Company’s investment securities that have been recognized through earnings as of June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
Beginning balance of credit losses	$1,543	$1,500
Other-than-temporary impairment credit losses	-	43

Ending balance of cumulative credit losses recognized in earnings	$1,543	$1,543

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans is summarized as follows:

	June 30,	December 31,
	2012	2011
Commercial real estate:
Nonresidential	$177,307	$138,970
Multifamily	19,639	15,797
Farmland	18,121	17,921
Total commercial real estate loans	215,067	172,688

Construction and land	31,134	26,804

Consumer real estate:
Mortgage loans, 1-4 families	148,162	129,745
Home equity	25,289	26,154
Total consumer real estate loans	173,451	155,899

Consumer and other:
Indirect auto loans	2,232	3,741
Direct auto loans	6,786	6,430
Other	15,154	13,701
Total consumer loans	24,172	23,872

Commercial and industrial loans	58,589	55,179

	502,413	434,442
Loans acquired through FDIC-assisted acquisitions
Non-Covered	15,202	18,721
Covered	87,386	107,457
Total FDIC acquired loans	102,588	126,178
Total loans	$605,001	$560,620

Total allowance for loan losses	(8,099)	(7,494)
Loans, net	$596,902	$553,126

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Commercial Real Estate
Commercial real estate lending includes real estate loans secured primarily by multifamily dwellings, retail establishments, hotels, motels, warehouses, small office buildings, farmland, and other nonresidential properties located in our market areas.

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

Loans secured by farmland typically involve large balances, and repayments are often dependent on the successful operation of the farm, making them subject to adverse weather and economic conditions.  If the cash flow from the farm operations declines, the borrower’s ability to repay the loan may be impaired.

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

Consumer and Other Lending
Consumer and other lending includes a variety of secured consumer loans, new and used auto loans, boat and recreational vehicle loans, and loans secured by deposit accounts. Consumer loans may entail greater risk, particularly in the case of consumer loans that are secured by rapidly depreciable assets, such as automobiles and recreational vehicles.  In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance.  As a result, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness, or personal bankruptcy.

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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and recorded investment in loans, excluding FDIC acquired, by segment:

	Commercial Real Estate	Consumer Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)

Balance, January 1, 2012	$1,878	$2,440	$1,270	$1,551	$355	$7,494
Add (deduct):
Charge-offs	(47)	(398)	(15)	(98)	(103)	(661)
Recoveries	-	30	1	32	53	116
Provision*	229	1,070	(125)	(41)	17	1,150
Balance, June 30, 2012	$2,060	$3,142	$1,131	$1,444	$322	$8,099

Allowance:
Ending balance: specific	$93	$615	$11	$240	$-	959
Ending balance: collective	$1,967	$2,527	$1,120	$1,204	$323	$7,141

Loans:
Ending balance: individually evaluated for impairment	$3,002	$8,240	$853	$2,061	$-	$14,156
Ending balance: collectively evaluated for impairment	$212,065	$165,211	$30,281	$56,528	$24,172	$488,257

*Refer to FDIC-assisted transactions section of this footnote for details on provision expense related to the covered and noncovered FDIC acquired loan portfolio.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Commercial Real Estate	Consumer Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)

Balance, January 1, 2011	$1,721	$2,197	$1,977	$1,601	$605	$8,101
Add (deduct):
Charge-offs	(573)	(3,177)	(18)	(330)	(264)	(4,362)
Recoveries	495	18	2	-	148	663
Credit mark transfer in	197	-	-	-	-	197
Provision	38	3,402	(691)	280	(134)	2,895
Balance, December 31, 2011	$1,878	$2,440	$1,270	$1,551	$355	$7,494

Allowance:
Ending balance: specific	$8	$352	$341	$-	$-	$701
Ending balance: collective	$1,870	$2,088	$929	1,551	$355	$6,793

Loans:
Ending balance: individually evaluated for impairment	$1,938	$9,035	$4,326	$1,368	$-	$16,667
Ending balance: collectively evaluated for impairment	$170,750	$146,864	$22,478	$53,811	$23,872	$417,775

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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans, excluding FDIC acquired, by class are presented below as of June 30, 2012:

					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	YTD 2012
	(dollars in thousands)
Commercial real estate:
Nonresidential	$1,603	$1,667	$136	$1,645	$32
Multifamily	-	-	-	-	-
Farmland	112	114	112	111	5
Total commercial real estate loans	1,715	1,781	248	1,756	37

Construction and land	4,057	4,060	129	4,069	32

Consumer real estate:
Mortgage loans, 1-4 families	6,465	8,736	1,218	6,794	124
Home equity	215	247	203	219	2
Total consumer real estate loans	6,680	8,983	1,421	7,013	126

Consumer and other:
Indirect auto loans	57	70	-	60	2
Direct auto loans	21	38	15	26	1
Other	23	24	22	23	-
Total consumer and other loans	101	132	37	109	3

Commercial and industrial loans	912	981	99	913	6
Total	$13,465	$15,937	$1,934	$13,860	$204

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans, excluding FDIC acquired, by class are presented below as of December 31, 2011:

					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	YTD 2011
	(dollars in thousands)
Commercial real estate:
Nonresidential	$981	$993	$99	$985	$34
Multifamily	2	4	1	89	6
Farmland	111	114	-	112	-
Total commercial real estate loans	1,094	1,111	100	1,186	40

Construction and land	3,961	3,961	525	3,984	167

Consumer real estate:
Mortgage loans, 1-4 families	6,759	8,937	710	7,534	130
Home equity	105	138	101	112	4
Total consumer real estate loans	6,864	9,075	811	7,646	134

Consumer and other:
Indirect auto loans	83	98	-	103	4
Direct auto loans	55	67	41	65	2
Other	39	40	38	42	2
Total consumer and other loans	177	205	79	210	8

Commercial and industrial loans	1,179	1,323	389	1,301	20
Total	$13,275	$15,675	$1,904	$14,327	$369

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Below is an analysis of the age of recorded investment in loans, excluding FDIC acquired, that are past due as of June 30, 2012.

	30-59	60-89	Greater	Total
	Days	Days	Than	Past		Total
	Past Due	Past Due	90 Days	Due	Current	Loans
	(dollars in thousands)
Commercial real estate:
Nonresidential	$2,621	$-	$1,603	$4,224	$173,083	$177,307
Multifamily	-	-	-	-	19,639	19,639
Farmland	41	-	112	153	17,968	18,121
Total commercial real estate loans	2,662	-	1,715	4,377	210,690	215,067

Construction and land	19	132	566	717	30,417	31,134

Consumer real estate:
Mortgage loans, 1-4 families	213	-	6,456	6,669	141,493	148,162
Home equity	36	-	215	251	25,038	25,289
Total consumer real estate loans	249	-	6,671	6,920	166,531	173,451

Consumer and other:
Indirect auto loans	4	-	57	61	2,171	2,232
Direct auto loans	-	-	21	21	6,765	6,786
Other	3	-	23	26	15,128	15,154
Total consumer and other loans	7	-	101	108	24,064	24,172

Commercial and industrial loans	116	30	912	1,058	57,531	58,589
Total	$3,053	$162	$9,965	$13,180	$489,233	$502,413

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Below is an analysis of the age of recorded investment in loans, excluding FDIC acquired, that are past due as of December 31, 2011.

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

There were no accruing loans that were greater than 90 days past due at June 30, 2012 and December 31, 2011.

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

Included in certain loan categories are troubled debt restructurings that were classified as impaired.  At June 30, 2012, the Company had troubled debt restructurings totaling $9.9 million, which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.  Included in nonaccruing loans at June 30, 2012 are troubled debt restructurings of $6.4 million.  In addition, at that date the Company had troubled debt restructurings totaling $3.5 million that were performing in accordance with their modified terms and are not included in nonaccruing loans.

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

Troubled Debt Restructurings for the periods ended:

	June 30, 2012
	Number of Modifications	Recorded Investment Prior to Modifications	Recorded Investment
	(dollars in thousands)

Commercial real estate	3	$1,071	$1,013
Consumer real estate	5	7,268	4,557
Construction and land	1	3,574	3,488
Commercial and industrial loans	2	936	831
Consumer and other	-	-	-
Total	11	$12,849	$9,889

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2011
	Number of Modifications	Recorded Investment Prior to Modifications	Recorded Investment
	(dollars in thousands)

Commercial real estate	2	$852	$843
Consumer real estate	5	7,268	5,206
Construction and land	1	3,574	3,519
Commercial and industrial loans	1	920	839
Consumer and other	-	-	-
Total	9	$12,614	$10,407

Troubled Debt Restructuring Modifications that Subsequently Defaulted for the periods ended:

	June 30, 2012
	Number
	of	Recorded Investment
	Modifications
	(dollars in thousands)

Commercial real estate	3	$1,013
Consumer real estate	4	4,548
Construction and land	-	-
Commercial and industrial loans	2	831
Consumer and other	-	-
Total	9	$6,392

	December 31, 2011
	Number
	of	Recorded Investment
	Modifications
	(dollars in thousands)

Commercial real estate	1	$223
Consumer real estate	3	3,114
Construction and land	-	-
Commercial and industrial loans	1	839
Consumer and other	-	-
Total	5	$4,176

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

Pass-3-Satisfactory - Loans that are of satisfactory credit quality, are properly structured and documented, and require only normal supervision.  Financial data is current and adequate income, profits, cash flow and satisfactory credit history and leverage position of borrower, make financial condition satisfactory.  Loan is in proportion to worth.  Unsecured loans are normally for specific purposes and short term.  Secured loans have good collateral margin.  Repayment terms are realistic, clearly defined and based upon the primary source of repayment and all such loans meet the Bank’s lending criteria.  Seasonal loans, such as crop production or working capital, are seasonally rested.  Real estate loans are within proper loan to value ratios and have adequate debt service coverage.

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

Credit quality indicators for loans, excluding FDIC acquired, by class are presented below:

	As of June 30, 2012
				Construction
	Non-			and
	Residential	Multifamily	Farmland	Land
	(dollars in thousands)
Commercial Real Estate Credit Exposure
Pass 1	$-	$-	$-	$119
Pass 2	-	-	-	72
Pass 3	84,538	8,997	8,104	8,878
Pass 4	84,511	8,393	8,940	17,696
Special Mention 5	686	2,109	80	3,569
Substandard 6	7,572	140	997	710
Doubtful 7	-	-	-	90
Loss 8	-	-	-	-
Total	$177,307	$19,639	$18,121	$31,134

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

As of June 30, 2012
Commercial
(dollars in thousands)
Commercial Credit Exposure
Pass 1	$792
Pass 2	728
Pass 3	27,888
Pass 4	25,852
Special Mention 5	476
Substandard 6	2,853
Doubtful 7	-
Loss 8	-
Total	$58,589

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

As of December 31, 2011
Commercial
(dollars in thousands)
Commercial Credit Exposure
Pass 1	$1,101
Pass 2	299
Pass 3	30,515
Pass 4	20,428
Special Mention 5	986
Substandard 6	1,850
Doubtful 7	-
Loss 8	-
Total	$55,179

	As of June 30, 2012
	Mortgage	Home Equity
	(dollars in thousands)
Consumer Real Estate Credit Exposure
Pass 1-4	$136,997	$24,840
Special Mention 5	1,033	90
Substandard 6	10,132	359
Doubtful 7	-	-
Loss 8	-	-
Total	$148,162	$25,289

	As of December 31, 2011
	Mortgage	Home Equity
	(dollars in thousands)
Consumer Real Estate Credit Exposure
Pass 1-4	$118,125	$25,684
Special Mention 5	973	262
Substandard 6	10,647	208
Doubtful 7	-	-
Loss 8	-	-
Total	$129,745	$26,154

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	As of June 30, 2012
	Indirect	Direct
	Auto	Auto	Other
	(dollars in thousands)
Consumer and Other Credit Exposure
Pass 1-4	$2,131	$6,765	$15,072
Special Mention 5	15	-	7
Substandard 6	86	21	75
Doubtful 7	-	-	-
Loss 8	-	-	-
Total	$2,232	$6,786	$15,154

	As of December 31, 2011
	Indirect	Direct
	Auto	Auto	Other
	(dollars in thousands)
Consumer and Other Credit Exposure
Pass 1-4	$3,590	$6,374	$13,594
Special Mention 5	18	-	20
Substandard 6	133	56	87
Doubtful 7	-	-	-
Loss 8	-	-	-
Total	$3,741	$6,430	$13,701

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

FDIC-Assisted Transactions

The Company elected to account for loans acquired in Tattnall Bank, Citizens Bank of Effingham (“Citizens”) and First Southern National Bank (“First Southern”) acquisitions under ASC 310–30.  Under ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable.  ASC 310 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement. Loans with specific evidence of deterioration in credit quality were accounted for under ASC 310.  In addition, the Company determined it would not be able to collect all the contractually required principal and interest payments on other loans in the portfolio which did not have specific evidence of credit quality due to multiple factors, including the deterioration of the economy since origination of these loans, the decline in real estate values in the market areas of the loans, and the poor underwriting standards under which these loans were originated.  These loans are accounted for by analogy to ASC 310. The following tables detail the fair value of loans covered and not covered under loss share agreements accounted under ASC 310-30.

Loans not covered by loss -sharing agreements:	June 30,
(dollars in thousands)	2012

Commercial real estate	$7,684
Consumer real estate	1,939
Construction and land	722
Commercial and industrial	2,711
Consumer and other	2,147
$15,203

Loans covered by loss-sharing agreements:	June 30,
(dollars in thousands)	2012

Commercial real estate	$25,609
Consumer real estate	38,724
Construction and land	16,495
Commercial and industrial	5,074
Consumer and other	1,484
$87,386

The Bank entered into loss-sharing agreements as part of the acquisitions of Citizens and First Southern.  The covered loans above are covered pursuant to the FDIC loss-share agreements.  Those agreements provide for the FDIC to reimburse the Company for 80% of covered losses associated with these loans, pursuant to the terms of the agreements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

FDIC-Assisted Transactions (continued)

The following table represents the loans receivable as of June 30, 2012 and reflects reclassifications from the balances reported at December 31, 2011:

	Acquired Loans Without Specific Evidence of Deterioration in Credit Quality	Acquired Loans With Specific Evidence of Deterioration in Credit Quality	Total Loans Acquired
	(dollars in thousands)
Contractually required principal and interest	$159,600	$44,509	$204,109
Non-accretable difference	(44,048)	(22,507)	(66,555)
Cash flows expected to be collected	115,552	22,002	137,554
Accretable yield	(31,105)	(3,861)	(34,966)
Basis in acquired loans	$84,447	$18,141	$102,588

The following table is a summary of changes in the accretable yields of acquired loans since the acquisition date and reflect refinements to the Company's initial estimate:

	Acquired Loans Without Specific Evidence of Deterioration in Credit Quality	Acquired Loans With Specific Evidence of Deterioration in Credit Quality	Total Loans Acquired
	(dollars in thousands)
Balance, December 31, 2011	$29,146	$1,950	$31,096
Net Accretion	1,959	1,911	3,870
Balance, June 30, 2012	$31,105	$3,861	$33,829

The following is a summary of the allowance for loan and lease losses for the FDIC acquired loans for the period ended June 30, 2012:

	Commercial Real Estate	Consumer Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)
	-	-
Balance, January 1, 2012	$-	$-	$-	$-	$-	$-
Add (deduct):
Charge-offs	(144)	(1)	-	(193)	(3)	(341)
Recoveries	-	-	-	-	-	-
Provision for loan losses - noncovered	-	-	-	-	3	3
Provision for loan losses - covered	144	1	-	193	-	338
Balance, June 30, 2012	$-	$-		$-	$-	$-

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.	FDIC LOSS SHARE RECEIVABLE

The following tables provide changes in the loss-share receivable from the FDIC for the periods indicated.

For the six months ended June 30, 2012:
(dollars in thousands)
Balance, December 31, 2011	$83,901
Claimable losses on covered assets under agreement	(1,770)
Reimbursable expense claimed	1,313
Accretion of discounts and premiums, net	(1,046)
Reimbursements from FDIC	(6,104)
Balance, June 30, 2012	$76,294

For the twelve months ended December 31, 2011:
(dollars in thousands)
Balance, December 31, 2010	$-
FDIC Loss share receivable recorded for Citizens	58,164
FDIC Loss share receivable recorded for First Southern	30,464
Claimable losses on covered assets under agreement	(3,140)
Reimbursable expense claimed	1,208
Accretion of discounts and premiums, net	381
Reimbursements from FDIC	(3,176)
Balance, December 31, 2011	$83,901

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.	OTHER REAL ESTATE OWNED

The following table provides a summary of information pertaining to OREO for periods ended June 30, 2012 and December 31, 2011.

	OREO	Covered OREO	Total
	(dollars in thousands)
Balance, December 31, 2011	$3,362	$10,047	$13,409
Additions	556	2,028	2,584
Sales	(2,142)	(4,210)	(6,352)
Writedowns	(57)	(294)	(351)
Balance, June 30, 2012	$1,719	$7,571	$9,290

	OREO	Covered OREO	Total
	(dollars in thousands)
Balance, December 31, 2010	$3,689	$-	$3,689
Acquired in Citizens acquisition	-	7,540	7,540
Acquired in First Southern acquisition	-	4,644	4,644
Additions	2,230	1,610	3,840
Sales	(1,699)	(3,747)	(5,446)
Writedowns	(858)	-	(858)
Balance, December 31, 2011	$3,362	$10,047	$13,409

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

The table below presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets
Available for sale investment securities	$31	$227,953	$-	$227,984
Total assets at fair value	$31	$227,953	$-	$227,984

Liabilities
Interest rate swap – cash flow hedge	$-	$(2,461)	$-	$(2,461)
Total liabilities at fair value	$-	$(2,641)	$-	$(2,461)

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.	FAIR VALUE MEASUREMENTS (Continued)

The table below presents the Company’s other financial instruments at fair value as of June 30, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Assets
Loans, net	$-	$583,482	$-	$583,482
Total assets at fair value	$-	$583,482	$-	$583,482

Liabilities
Deposits	$-	$(853,315)	$-	$(853,315)
Federal funds purchased and securities
Sold under repurchase agreements	-	(31,758)	-	(31,758)
Other borrowings	-	(39,227)	-	(39,227)
Total liabilities at fair value	$-	$(924,300)	$-	$(924,300)

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

At June 30, 2012, there were no impaired loans reported at fair value utilizing Level 2 valuation inputs.  Impaired loans with a carrying value of $13.5 million were reduced by valuation allowance allocations totaling $1.9 million for a total reported fair value of $11.6 million on collateral valuations utilizing Level 3 valuation inputs at June 30, 2012.

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

Securities:  Securities in an active market where quoted prices are available are classified within Level 1 of the valuation hierarchy.  Level 1 securities include highly liquid government securities and certain other financial products.  If quoted market prices are not available, then fair values are estimated by using pricing models that use observable inputs or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation and more complex pricing models or discounted cash flows are used, securities are classified within Level 3 of the valuation hierarchy.

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

Derivatives. The fair values of derivative instruments are based primarily on a net present value calculation of the cash flows related to the interest rate swaps using primarily observable market inputs such as interest rate yield curves. The discounted net present value calculated represents the cost to terminate the swap if the Bank should choose to do so on the applicable measurement date. The credit valuation adjustment is recorded as an adjustment to the fair value of the derivative asset or liability on the applicable measurement date. Derivative instruments are classified as Level 2 in the fair value hierarchy.

Off-Balance-Sheet Instruments:  The carrying amount of commitments to extend credit and standby letters of credit approximates fair value.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.	FAIR VALUE MEASUREMENTS (Continued)

The carrying amount and estimated fair value of the Company's financial instruments were as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:	(dollars in thousands)

Cash, due from banks and interest-bearing deposits in banks	$54,652	$54,652	$77,622	$77,622
Federal funds sold	$10,571	$10,571	$21,753	$21,753
Securities available for sale	$227,984	$227,984	$259,017	$259,017
Federal Home Loan Bank stock	$3,397	$3,397	$4,067	$4,067
Other equity securities	$1,010	$1,010	$1,010	$1,010

Loans held for sale	$6,017	$6,017	$7,471	$7,471

Non covered loans	$517,615	$496,096	$453,163	$437,737
Covered loans	87,386	87,386	107,457	107,457
Allowance for loan losses	8,099	-	7,494	-
Loans, net	$596,902	$583,482	$553,126	$545,194
Accrued interest receivable	$4,056	$4,056	$4,689	$4,689
FDIC loss-share receivable	$76,294	$76,294	$83,901	$83,901

Financial liabilities:
Deposits	$860,268	$853,315	$884,187	$875,317

Federal funds purchased and securities sold under repurchase agreements	$31,746	$31,758	$35,049	$35,049
Other borrowings	$35,000	$39,227	$35,000	$38,161
Accrued interest payable	$721	$721	$972	$972
Interest rate swap – cash flow hedge	$2,461	$2,461	$-	$-

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

The Company recognized an after-tax unrealized loss on its cash flow hedge in other comprehensive income of $1.5 million for the six months ended June 30, 2012 compared to an after-tax unrealized gain of $301,000 for the three months ended March 31, 2012.

The Company recognized a $2.5 million cash flow hedge liability in other liabilities on the balance sheet at June 30, 2012 compared to a cash flow hedge asset of $502,000 in other assets on the balance sheet at March 31, 2012. There was no ineffectiveness in the cash flow hedge during the six months ended June 30, 2012.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes.  As of June 30, 2012, the Company was required to provide collateral of $2.5 million for the derivative.  Also, the Company has a netting agreement with the counterparty.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.	ACQUISITION ACTIVITY

Single Branch of AB&T National Bank

On June 30, 2012, the Company completed an acquisition of a single branch of AB&T National Bank located in Auburn, Alabama.  The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

	Acquired	Fair Value and Other Adjustments		As Recorded by Heritage Financial Group
Assets	(dollars in thousands)
Cash and cash equivalents	$146	$5,685	(a)	$5,831
Premises and equipment	1,741	-		1,741
Loans	10,890	(117)	(b)	10,773
Core deposit intangibles	-	168	(c)	168
Other assets	43	-		43
Total Assets	$12,820	$5,736	(e)	$18,556

Liabilities
Noninterest-bearing deposits	$1,636			$1,636
Interest-bearing deposits	16,810	50	(d)	16,860
Other liabilities	26			26
Total Liabilities	$18,472	$50	(e)	$18,521

Explanations
(a)	The adjustment represents the cash received from AB&T to reflect the acquisition of excess liabilities assumed over assets purchased.
(b)	The adjustment represents the adjustment to fair market value of the loans assumed in the transaction.
(c)
The adjustment represents the consideration paid for the value of the core deposit base assumed in the acquisition.  The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the average life of the deposit base, estimated to be ten years.

(d)
The adjustment is necessary because the weighted average interest rate of the CD's acquired exceeded the cost of similar funding at the time of acquisition.  The fair value adjustment will be amortized to reduce interest expense on a declining basis over the average life of the portfolio.

(e)	The difference in total assumed assets and liabilities represents the $34,000 bargain purchase gain recognized in the second quarter 2012.

The Company did not acquire any loans with deteriorated credit quality as of the acquisition date this transaction.  Accordingly, the Company accounts for the loans acquired in this transaction under FASB ASC 805, Business Combinations.

NOTE 11.	SUBSEQUENT EVENTS

Subsequent events and transactions that occurred after June 30, 2012 but prior to August 9, 2012, the date these financial statements were available to be issued, have been evaluated for potential recognition or disclosure in these financial statements.

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

General.  Heritage Financial Group, Inc. (“Heritage” or the “Company”) is a $1.1 billion bank holding company headquartered in Albany, Georgia.  The principal business of Heritage is operating its wholly owned subsidiary, HeritageBank of the South (“HeritageBank” or the “Bank”).  Heritage primarily conducts commercial banking, retail banking and wealth management activities through its bank subsidiary.  As of June 30, 2012, HeritageBank operated in south Georgia, north central Florida and eastern Alabama through 22 full-service branch locations, 11 mortgage offices and 3 investment offices. HeritageBank provides credit based products, deposit accounts, corporate cash management, investment support and other services to commercial and retail clients.

Evolution of Business Strategy.  Our current business strategy is to operate a well-capitalized and profitable financial institution dedicated to serving the needs of our customers.  We strive to be the primary financial institution in the market areas we serve.  We offer a broad range of products and services while stressing personalized and efficient customer service and convenient access to these products and services.  We intend to continue to operate as a commercial and consumer lender.  We have structured operations around a branch system that is staffed with knowledgeable and well-trained employees.  Subject to capital requirements and our ability to grow in a reasonable and prudent manner, we may open or acquire additional branches as opportunities arise.  In addition to our branch system, we continue to expand electronic services for our customers.  We attempt to differentiate ourselves from our competitors by providing a higher level of customer service.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Expansion Efforts.  A key element of our business strategy is increasing our presence and growing the “Heritage” brand in the markets we currently serve and expanding our operations beyond our original southwest Georgia market by entering new markets in other parts of southern Georgia, north central Florida, eastern Alabama and other adjacent communities that present attractive opportunities for expansion consistent with our capital availability.  This expansion of our market beyond southwest Georgia began in 2006, when we commenced operating a branch in Ocala, Florida.

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

2011 marked a milestone in our expansion activity with the purchase and assumption of two FDIC-assisted acquisitions near Savannah, Georgia and in Statesboro, Georgia.   In April 2012, we opened a commercial banking office in Macon, Georgia, and in June 2012, we completed the purchase of a single branch in Auburn, Alabama.  The Auburn, Alabama branch purchase resulted in the transfer of $12 million in loans and $19 million in deposits.

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

On the date of acquisition all loans acquired are either assigned to a pool or individually assessed and assigned a fair value based on the present value of projected future cash flows. An accretable discount is determined based on the timing of the projected cash flows and is taken into income over the projected life of the loans. Such accretion is included in interest income. Expected cash flows are re-estimated at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses and individually assessed loans are more likely to need provision expense as compared to pooled loans.

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

FDIC Receivable for Loss-Share Agreements.  A significant portion of our loan and other real estate assets are covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us 80% of all covered losses as well as certain expenses incurred in connection with those assets. We estimated the amount that we will receive from the FDIC under the loss share agreements that will result from losses incurred as we dispose of covered assets, and we recorded the estimate as a receivable from the FDIC. We discounted the receivable for the expected timing and receipt of those cash flows using a risk free rate plus a premium for risk. The accretion of the FDIC receivable discount is recorded into noninterest income using the level yield method over the estimated life of the receivable.

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

Income Taxes.   The calculation of our income tax expense requires significant judgment and the use of estimates. We periodically assess tax positions based on current tax developments, including enacted statutory, judicial and regulatory guidance. In analyzing our overall tax position, we consider the amount and timing of recognizing income tax liabilities and benefits. In applying the tax and accounting guidance to the facts and circumstances, we adjust income tax balances appropriately through the income tax provision. We maintain reserves for income tax uncertainties at levels we believe are adequate to absorb probable payments and actual amounts paid, if any, could differ significantly from income tax estimates.

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

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments.  The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates.  In addition to the commitments below, we had overdraft protection available in the amounts of $11.8 million at June 30, 2012.

	June 30,2012
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(In thousands)
Contractual obligations:
Federal Home Loan Bank advances	-	5,000	20,000	10,000	35,000
Repurchase agreement	-	-	15,000	15,000	30,000
Other borrowings	1,746	-	-	-	1,746
Operating leases (premises)	341	294	34	721	1,390
Total advances and operating leases	2,087	5,294	35,034	25,721	68,136

Off-balance sheet loan commitments:
Undisbursed portions of loans closed	-	-	-	-	-
Commitments to originate loans	-	-	-	-	-
Unused lines of credit	58,735	6,303	3,132	17,515	85,685
Total loan commitments	58,735	6,303	3,132	17,515	85,685
Total contractual obligations and loan commitments	60,822	11,597	38,166	43,236	153,821

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

General.  Total assets decreased by $26.4 million or -2.4% to $1.063 billion at June 30, 2012, from $1.090 billion at December 31, 2011.  Cash and due from banks, interest-bearing deposits and federal funds sold decreased $12.0 million, $10.9 million and $11.2 million, respectively from December 31, 2011 to June 30, 2012.  Securities available for sale declined $31.0 million or -12.0% from December 31, 2011 to June 30, 2012. Total loans, including loans held for sale increased by $42.9 million from December 31, 2011 to June 30, 2012, which included organic loan growth of $52.3 million and acquired loans of $12.2 million from the Auburn branch acquisition in part offset by a decrease in covered loans of $20.1 million and a decline in loans held for sale by $1.5 million.

Cash and Securities. The Company decreased the liquidity position, which includes bank deposits and federal funds sold, by $65.2 million or -18.2% to $293.2 million at June 30, 2012, from $358.4 million at December 31, 2011.

At June 30, 2012, our $228.0 million securities portfolio included $30.3 million in US government agency securities, $51.1 million in state and municipal securities, $2.0 million in corporate debt securities and $144.5 million in GSE residential mortgage-backed securities.  Although securities classified as available for sale may be sold from time to time to meet liquidity or other needs, it is not our normal practice to trade this segment of the investment securities portfolio. While management generally holds these assets on a long-term basis or until maturity, any short-term investments or securities available for sale could be converted at an earlier point, depending partly on changes in interest rates and alternative investment opportunities.  Based on our quarterly impairment analysis of these securities and their issues, we believe it is probable that we will be able to collect all amounts due under their contracts, net of previously recorded impairments.  The aggregate decrease in cash and due from banks, interest-bearing deposits and fed funds sold was primarily due to the use of excess liquidity to fund organic loans.

In 2012, we expect to maintain cash, funds due from banks, federal funds sold and securities at elevated levels for three purposes.  First, we believe it is prudent to maintain higher liquidity during uncertain economic times.  Second, we believe excess liquidity gives us additional flexibility in our expansion strategy.  Third, we believe excess liquidity will provide us flexibility for funding loans or other investments if we see a dramatic rise in interest rates.  Maintaining excess liquidity does impact the net interest margin in a negative way in the short-term; however, we feel the benefits of maintaining excess liquidity outweigh the cost to the net interest margin.  We continue to anticipate additional organic loan growth in 2012 and plan to fund the growth with investment balance runoff gradually reducing liquid assets and liquidity at the same time we increase loans.  Future investment runoff will likely occur as a result of pay-downs, maturities, or calls.

Loans.  Our net loan portfolio increased $44.4 million, or 7.9%, to $605.0 million at June 30, 2012, from $560.6 million at December 31, 2011.  The increase was caused by $52.3 million of organic growth and acquired loans of $12.2 million from the Auburn branch acquisition, partially offset by a decrease in covered loans of $20.1 million.  We expect the loan portfolio to continue to grow as planned organic loan growth is expected to exceed pay downs in the portfolio.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Delinquencies and Non-performing Assets. As of June 30, 2012, loans past due for 30 to 89 days, excluding loans acquired in FDIC-assisted transactions, was $3.2 million or 0.64%, of non-FDIC acquired loans, compared to $371,000 or 0.09%, of non-FDIC acquired loans, at December 31, 2011.  The increase was primarily related to one $2.5 million commercial relationship that is in bankruptcy.  The loan is secured by real estate and equipment.  The Company is currently pursuing all available options for collection.

The table below sets forth the amounts and categories of non-performing assets, excluding loans and OREO acquired in FDIC-assisted transactions at the dates indicated:

	June 30, 2012	December 31, 2011	Amount Change	Percent Change
	(Dollars in thousands)

Non-accruing loans	$9,965	$7,043	$2,922	41.5%
Foreclosed assets	1,519	3,356	(1,837)	-54.7%
Total	$11,484	$10,399	$1,085	10.4%

At June 30, 2012, our largest non-performing loan was $2.1 million secured by various residential and commercial properties.  Our second largest non- performing loan was $1.9 million secured by various residential and commercial properties.  This loan amount decreased from the balance of $3.9 million at December 31, 2010 due to a $2.0 million charge off during the first quarter of 2011.  Our third largest non- performing loan was $1.3 million secured by various residential and commercial properties. Our fourth largest non- performing loan was $1.0 million secured by various residential properties.   The remainder of our non-performing loans consists of various consumer and commercial loans, none exceeding $1.0 million.  Current appraisals on real estate loans, expected cost of foreclosure or other disposition, and other probable losses on these loans are considered in our analysis of the allowance for loan losses.

Foreclosed assets decreased to $1.5 million at June 30, 2012, from $3.4 million at December 31, 2011.  At June 30, 2012, our largest foreclosed asset was $1.1 million of undeveloped property.  The remainder of our foreclosed assets consists of various properties with no single property having a book value over $1.0 million.  All of these properties are being marketed actively for disposition.

 Our internally criticized (watch list) and classified assets, excluding FDIC assisted transactions, decreased $2.0 million and totaled $31.2 million at June 30, 2012, compared to $33.2 million at December 31, 2011.  This includes loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.  These balances include the aforementioned nonperforming loans, but do not include other real estate or repossessed assets.  These loans have been considered in management's determination of the adequacy of our allowance for loan losses.  Our internal loan review processes strive to identify weaknesses in loans prior to performance issues.  However, our processes do not always provide sufficient time to work out plans with borrowers that would avoid foreclosure and/or losses.

Non-performing assets for the current quarter increased $1.1 million and totaled $11.5 million at June 30, 2012, compared to $10.4 million at December 31, 2011.  We remain cautiously optimistic this increase in nonperforming assets was driven by already identified and classified assets moving through the resolution process as we aggressively identify and resolve problem assets.  We have taken actions to prevent losses in our current portfolio by actively managing problem assets through a special assets committee.  We have also taken steps to better evaluate the capital and liquidity positions of our commercial loan guarantors, particularly those involved in commercial real estate construction and development.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allowance for Loan Losses.  The allowance for loan and lease losses, net of FDIC acquired loans, was $8.1 million as of June 30, 2012 compared to $7.5 million as of December 31, 2011.  As a percentage of period-end loans excluding FDIC acquired, the allowance for loan and lease losses was 1.61% as of June 30, 2012 compared to 1.72% as of December 31, 2011.  The FDIC acquired loans did not have an allowance for loan and lease losses as of June 30, 2012 or December 31, 2011.

Second quarter 2012 provision expense for loans and leases was $1.1 million as compared to $400,000 during the linked quarter and $700,000 during the comparable year-over-year quarter. Second quarter 2012 provision expense included $441,000 of expense for FDIC acquired loans with $338,000 related to the covered loans as compared to no provision expense for FDIC acquired loans for the linked quarter or the comparable year-over-year quarter.  The increase in provision expense for loans and leases, excluding FDIC acquired loans, relative to the linked quarter was driven primarily by organic loan growth during the quarter.  The increase in provision expense for FDIC acquired loans relative to the linked quarter was driven primarily by charge-offs in excess of loan discounts during the quarter.

The following tables present information related to loan type and asset quality as of the periods indicated.

	Loans by Type as of
	June 30, 2012	December 31, 2011	June 30, 2011

	(dollars in thousands)
Non-FDIC acquired loans:
Non Residential	$177,307	$138,970	$131,027
Multifamily	19,639	15,797	12,755
Farmland	18,121	17,921	13,276
Construction and land	31,134	26,804	26,688
Mortgage loans, 1-4 families	148,162	129,745	131,596
Home equity	25,289	26,154	26,140
Consumer and other	24,172	23,872	23,592
Commercial and industrial	58,589	55,179	50,997
	502,413	434,442	416,071

Loans acquired through FDIC-assisted acquisitions:
Non covered loans	15,202	18,721	24,227
Covered loans	87,386	107,457	60,427
	$605,001	$560,620	$500,725

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Asset Quality Data (Excluding loans acquired through FDIC-Assisted acquisitions) as of
	June 30, 2012	December 31, 2011	June 30, 2011

	(dollars in thousands)
Allowance for loan losses to total loans	1.61%	1.72%	1.58%
Allowance for loan losses to average loans	1.70%	1.32%	1.48%
Allowance for loan losses to non-performing loans	81.27%	106.40%	76.67%
Accruing loans past due 30-89 days	$3,215	$371	$727
Nonaccrual loans	9,965	7,043	8,589
Loans - 90 days past due & still accruing	-	-	-
Total non-performing loans	9,965	7,043	8,589
OREO and repossessed assets	1,519	3,356	2,725
Total non-performing assets	11,484	10,399	11,314
Non-performing loans to total loans	1.98%	1.62%	1.72%
Non-performing assets to total assets	o	0.95%	1.17%
Net charge-offs QTD to average loans (annualized)	0.23%	0.04%	0.26%
Net charge-offs QTD	$279	$37	$253

For further information on the loan portfolio and allowance for loan losses, see Note 5 of the Condensed Notes to Consolidated Financial Statements contained in this Form 10-Q.

Premises and Equipment.  Premises and equipment increased approximately $2.8 million or 9.5% at June 30, 2012 to $32.3 million.  A large part of the increase was related to the Auburn, Alabama branch purchase of $1.7 million.  In addition, we have branches under construction in Valdosta, Georgia and Macon, Georgia which accounted for $1.2 million of the increase.

Intangible, Goodwill and Other Assets.   Intangible assets and goodwill decreased $227,000 or -4.7% to $4.6 million resulting from the amortization of the intangible assets in part offset by the addition of a deposit intangible of $168,000 related to the Auburn branch acquisition..

Deposits.  Total deposits decreased $23.9 million or -2.7% to $860.3 million at June 30, 2012 compared with $884.2 million at December 31, 2011.  The decrease was primarily driven by planned time deposit runoff of $30.8 million in part offset by acquired deposits of $18.7 million related to the Auburn branch acquisition.

Federal Home Loan Bank Advances, Other Borrowings and Other Liabilities.  The total amount of Federal Home Loan Bank advances remained the same at $35.0 million at June 30, 2012 and December 31, 2011.  Federal funds purchased and securities sold under agreements to repurchase decreased to $31.7 million at June 30, 2012 compared with $35.0 million at December 31, 2011.

Equity.  Total equity decreased $845,000 or -0.7 % to $123.3 million at June 30, 2012, compared with $124.1 million at December 31, 2011, primarily the result of net income of $2.3 million for the six months ended June 30, 2012, stock-based compensation of $415,000, and the allocation of $360,000 in ESOP shares which increased equity, partially offset by the repurchase of stock of $2.7 million, the payment of dividends of $689,000 and other comprehensive loss of $547,000.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table presents for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates.  Yields and interest income on tax-exempt obligations have been computed on a tax equivalent basis using an assumed tax rate of 34%.  Nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2012				2011
	(Dollars in Thousands)
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
Interest-Earning Assets:
Loans	$588,564		$10,738	7.34%	$505,807		$7,610	6.03%
Investment Securities	252,894		1,411	2.24	210,261		1,432	2.73
Other short-term investments	27,935		30	0.43	64,972		67	0.41
Total interest-earning assets	869,393		12,179	5.63	781,040		9,109	4.73
Non-interest earning assets	183,747				186,819
Total assets	1,053,140				966,859

Interest-Bearing Liabilities:
Interest checking, money market, savings	470,902		345	0.29%	403,230		861	0.86%
Time deposits	289,507		901	1.25	277,194		1,122	1.62
Total interest-bearing deposits	760,409		1,246	0.66	680,424		1,983	1.17

Securities sold under repurchase agreements and short-term borrowings	67,043		672	4.03	85,807		684	4.06
Total interest bearing liabilities	827,452		1,918	0.93	766,231		2,667	1.40

Non-interest bearing liabilities:
Demand deposits	89,763				70,333
Other liabilities	10,842				7,764
Total non-interest bearing liabilities	100,605				78,097
Total liabilities	928,057				844,328
Shareholder’s equity	125,083				122,531
Total liabilities and shareholder’s equity	1,053,140				966,859

Net interest income			$10,261				$6,442
Net interest rate spread				4.70%				3.33%
Net earning assets	$41,941				$14,809
Net interest margin				4.75%				3.36%
Average interest-earning assets to average interest-bearing Liabilities	1.05	x			1.02	x

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,
	2012				2011
	(Dollars in Thousands)
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
Interest-Earning Assets:
Loans	$576,602		$21,071	7.35%	$481,697		$14,763	6.18%
Investment Securities	256,884		2,791	2.18	219,396		2,850	2.62
Other short-term investments	44,083		81	0.37	52,617		120	0.46
Total interest-earning assets	877,569		23,943	5.49	753,710		17,733	4.80
Non-interest earning assets	185,897				158,800
Total assets	1,063,466				912,510

Interest-Bearing Liabilities:
Interest checking, money market, savings	467,821		756	0.33%	379,443		1,674	0.89%
Time deposits	304,897		1,753	1.16	253,834		2,157	1.71
Total interest-bearing deposits	772,718		2,509	0.65	633,277		3,831	1.22

Securities sold under repurchase agreements and short-term borrowings	67,926		1,344	3.98	89,562		1,427	3.09
Total interest bearing liabilities	840,644		3,853	0.92	722,839		5,258	1.47

Non-interest bearing liabilities:
Demand deposits	87,325				61,483
Other liabilities	10,209				6,804
Total non-interest bearing liabilities	97,534				62,287
Total liabilities	938,178				791,126
Shareholder’s equity	125,288				121,384
Total liabilities and shareholder’s equity	1,063,466				912,510

Net interest income			$20,090				$12,475
Net interest rate spread				4.56%				3.33%
Net earning assets	$36,925				$30,871
Net interest margin				4.60%				3.39%
Average interest-earning assets to average interest-bearing Liabilities	1.04	x			1.04	x

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	Three Months Ended June 30,
	2012 vs. 2011
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$4,994	$(1,866)	$3,128
Investment Securities	1,165	(1,186)	(21)
Other short-term investments	(153)	116	(37)
Total interest-earning assets	$6,006	$2,936	$3,070

Interest-bearing liabilities:
Interest checking, money market, savings	580	(1,096)	(516)
Time deposits	200	(421)	(221)

Securities sold under repurchase agreements and short-term borrowings	(762)	750	(12)
Total interest bearing liabilities	$18	$(767)	(749)

Net interest income			$3,819

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,
	2012 vs. 2011
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
Interest-earning assets:
Loans	$5,865	$443	$6,308
Investment Securities	982	(1,041)	(59)
Other short-term investments	(39)	-	(39)
Total interest-earning assets	$6,808	$598	$6,210

Interest-bearing liabilities:
Interest checking, money market, savings	786	(1,703)	(917)
Time deposits	875	(1,279)	(404)

Securities sold under repurchase agreements and short-term borrowings	(669)	587	(82)
Total interest-bearing liabilities	$992	$(2,395)	(1,403)

Net interest income			$7,613

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three and Six Month Periods Ended June 30, 2012 and 2011

General.  During the three and six months ended June 30, 2012, we recorded net income of $1.4 million and $2.3 million, respectively, compared to a net loss of $481,000 and net income of $734,000, respectively, for the same periods in 2011.  Basic and diluted earnings per share for the three and six months ended June 30, 2012 were $0.17 and $0.29, respectively, compared to a loss per share of $0.06 and earnings per share of $0.09, respectively, for the same periods in 2011.The improvement in operating results for the three and six months ended June 30, 2012 was primarily driven by growth in net interest income partially offset by increased noninterest expense.

Interest Income.  Total interest income for the three and six months ended June 30, 2012, increased $3.0 million and $6.0 million, respectively, or 33.0% and 33.9%, respectively, compared to the same periods in 2011.  The increase was due to growth in average interest-earning assets for the three and six months ended June 30, 2012 of $88.4 million and $123.9 million, respectively, or 11.3% and 16.4%, respectively, compared to the same periods in 2011.  These increases in the average balance of earning assets for the three and six months ended June 30, 2012 were coupled with an increase of 90 basis points and 69 basis points, respectively, in the yield on average-earning assets to 5.63% and 5.49%, respectively, as compared to 4.73% and 4.80%, respectively, for the same periods in 2011.

The increase in average interest-earning assets was due primarily to organic and FDIC-assisted loan growth as compared to the prior year.  Our overall yield on average interest-earning assets increased in 2012 primarily driven by the increase in loans acquired in FDIC-assisted acquisitions compared to the prior year which carry a higher interest rate as compared to traditional loans.

Interest income on loans, including loans held for sale, for the three and six months ended June 30, 2012 was $10.7 million and $21.1 million, respectively, compared to $7.6 million and $14.8 million, respectively, for the same periods in 2011.  The increase in interest income on loans was primarily the result of the loans acquired in our FDIC-assisted transactions and our expansion into the Valdosta, Statesboro and Macon markets, which was reflected in the increase of average loans for the three and six months ended June 30, 2012 of $82.8 million and $94.9 million, respectively.  Also, positively impacting the increase in interest income on loans was a solid increase in the weighted average yield on loans for the three and six months ended June 30, 2012 of 130 basis points and 117 basis points, respectively, to 7.34% and 7.35%, respectively.

Interest income on investment securities for the three and six months ended June 30, 2012 was $1.4 million and $2.8 million, respectively, compared to $1.5 million and $3.0 million, respectively, for the same periods in 2011.  The decrease in interest income on investments was primarily the result of a decline in the weighted average yield on investments for the three and six months ended June 30, 2012 of 49 basis points and 43 basis points, respectively, to 2.24% and 2.18%, respectively.  However, growth in the average balance of investment securities for the three and six months ended June 30, 2012 of $42.6 million and $37.5 million, respectively, to $252.9 million and $256.9 million, respectively, positively impacted the interest income on investment securities as we invest excess liquidity.  We continue to anticipate the yield on our investment portfolio to decline during this low interest rate environment as maturing investments are replaced with lower yielding investments.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense.  Total interest expense for the three and six months ended June 30, 2012 decreased $750,000 and $1.4 million, respectively, or 28.1% and 26.7%, respectively, compared to the same periods in 2011.  The decrease in interest expense was primarily the result of a decline in the weighted average cost of interest-bearing liabilities for the three and six months ended June 30, 2012 of 46 basis points and 54 basis points, respectively, to 0.93% and 0.92%, respectively.  The decrease in interest expense was in part offset by growth in the average balance of interest-bearing liabilities for the three and six months ended June 30, 2012 of $61.2 million and $117.8 million, respectively, or 8.0% and 16.3%, respectively, compared to the same periods in 2011.  We expect the decline in the cost of interest-bearing liabilities to continue but at a slower pace since the rates cannot go below zero.

Interest expense on deposits for the three and six months ended June 30, 2012 was $1.2 million and $2.5 million, respectively, compared to $2.0 million and $3.8 million, respectively, compared to the same periods in 2011.  The decrease in interest expense on deposits for the three and six months ended June 30, 2012 was driven by a decline in the weighted average cost on deposits of 51 basis points and 57 basis points, respectively, compared to the same periods in 2011, due to a decrease in market rates of interest.  The decrease in interest expense was in part offset by growth in interest-bearing deposits primarily the result of the deposits acquired in our FDIC-assisted transactions and our expansion into the Valdosta, Statesboro and Macon markets, which was reflected in the increase in the average balance of the interest-bearing deposits portfolio for the three and six months ended June 30, 2012 of $80.0 million and $139.4 million, respectively.

Interest expense on other borrowings, consisting of Federal Home Loan Bank advances, federal funds purchased and securities sold under agreement to repurchase, for the three and six months ended June 30, 2012 decreased $11,000 and $81,000, respectively, compared to the same periods in 2011.  The decrease in the interest expense on other borrowings was primarily driven by a decline in the average other borrowings for the three and six months ended June 30, 2012 of $18.8 million and $21.6 million, respectively, compared to the same periods in 2011.  The decrease in interest expense was offset in part by an increase in the weighted average rate paid on these borrowings for the three and six months ended June 30, 2012 of 3 basis points and 89 basis points, respectively, to 4.03% and 3.98%, respectively, compared to the same periods in 2011.

Net Interest Income.  Net interest income for the three and six months ended June 30, 2012 increased $3.7 million and $7.5 million, respectively, or 57.5% and 59.2%, respectively, compared to the same periods in 2011.  The overall increase was primarily driven by an increase in the yield and balance of interest-earning assets on top of a decline in the cost of interest-bearing liabilities partially offset by balance growth in interest-bearing liabilities.  The net interest spread for the three and six months ended June 30, 2012 increased 137 basis points and 123 basis points, respectively, to 4.70% and 4.56%, respectively, as compared to the same periods in 2011.  The net interest margin for the three and six months ended June 30, 2012 improved 139 basis points and 121 basis points, respectively, to 4.75% and 4.60%, respectively, for the same periods in 2011.  The primary reason the net interest margin for the three and six months ended June 30, 2012 increased significantly was the result of increased loan accretion for FDIC acquired loans increasing the weighted average yield on loans 130 basis points and 117 basis points, respectively, as compared to the same periods in 2011.  We also expect loan accretion for FDIC acquired loans to continue to positively impact the net interest margin for the remainder of 2012.

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

Provision for Loan Losses.  During the three and six months ended June 30, 2012, we recorded provision for loan losses expense of $1.1 million and $1.5 million, respectively, which was an increase compared to $700,000 and $1.3 million, respectively, for the same periods in 2011.  The increase in provision expense was primarily driven by organic loan growth as compared to the same periods in 2011. The following table presents the provision for loan expense in more detail for the periods indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
		(Dollars in thousands)
Provision for loan losses – noncovered(1)	$750	$700	$1,150	$1,300
Provision for loan losses – FDIC acquired noncovered	3	-	3	-
Provision for loan losses – noncovered	753	700	1,153	1,300
Provision for loan losses- FDIC acquired covered	338	-	338	-
Provision for loan losses	$1,091	$700	$1,491	$1,300

(1)	The amounts exclude the impact of provision expense for noncovered FDIC acquired loans.

  For further information on the loan portfolio and allowance for loan losses, see the Delinquencies and Non-performing Assets and Allowance for Loan Losses of this section and  see Note 5 of the Condensed Notes to Consolidated Financial Statements contained in this Form 10-Q.

Noninterest Income.  Noninterest income increased $119,000, or 3.3%, to $3.7 million for the three months ended June 30, 2012 compared to $3.6 million for the same period in 2011. Noninterest income, excluding securities transactions, gain on acquisitions and accretion FDIC loss-share receivable, increased $532,000, or 16.5%, to $3.8 million for the three months ended June 30, 2012 compared to $3.2 million for the same period in 2011.

A summary of noninterest income, excluding the gain on securities, gain on acquisitions and accretion FDIC loss-share receivable, is as follows for the periods indicated:

	Three Months Ended June 30,
	2012	2011	$ Chg	% Chg
	(Dollars in thousands)
Service charges on deposit accounts	$1,135	$1,222	$(87)	-7.1%
Bankcard services income	831	674	157	23.3
Other service charges, commissions and fees	73	69	4	5.8
Brokerage fees	462	406	56	13.8
Mortgage banking fees	938	624	314	50.3
Bank owned life insurance	211	149	62	41.6
Other	101	75	26	34.7
Total noninterest income	$3,751	$3,219	$532	16.5%
Noninterest income as a percentage of average assets (annualized)	1.42%	1.33%

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

Noninterest income decreased $1.9 million, or 23.1%, to $6.5 million for the six months ended June 30, 2012 compared to $8.4 million for the same period in 2011.  However, after excluding securities transactions, gain on acquisitions and accretion FDIC loss-share receivable from noninterest income, noninterest income increased $1.3 million, or 22.1%, to $7.0 million for the six months ended June 30, 2012 compared to $5.7 million for the same period in 2011.

A summary of noninterest income, excluding the gain on securities, gain on acquisitions and accretion FDIC loss-share receivable, is as follows for the periods indicated:

	Six Months Ended June 30,
	2012	2011	$ Chg	% Chg
	(Dollars in thousands)
Service charges on deposit accounts	$2,156	$2,273	$(117)	-5.2%
Bankcard services income	1,654	1,260	394	31.3
Other service charges, commissions and fees	158	144	14	9.7
Brokerage fees	908	760	148	19.5
Mortgage banking fees	1,627	892	735	82.4
Bank owned life insurance	351	294	57	19.4
Other	135	103	32	31.1
Total noninterest income	$6,989	$5,726	$1,263	22.1%
Noninterest income as a percentage of average assets (annualized)	1.31%	1.25%

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

Accretion for FDIC loss-share receivable for the three and six months ended June 30, 2012 turned negative $133,000 and $630,000, respectively, compared to $5,000 for both the three and six months ended for the same periods in 2011.  The accretion turned negative as a result of improvement in the expected cash flows of the loss-share performing portfolios in part offset by increased provision expense on covered loans.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense.  Noninterest expense increased $634,000, or 6.3%, to $10.7 million for the three months ended June 30, 2012 compared to $10.0 million for the same period in 2011.

A summary of noninterest expense is as follows for the periods indicated:

	Three Months Ended June 30,
	2012	2011	$ Chg	% Chg
	(Dollars in thousands)
Salaries and employee benefits	$5,460	$4,923	$537	10.9%
Equipment	707	428	279	65.2
Occupancy	688	536	152	28.4
Advertising and marketing	214	220	(6)	-2.7
Legal and accounting	222	167	55	32.9
Consulting & other professional fees	118	198	(80)	-40.4
Directors fees and retirement	126	161	(35)	-21.7
Telecommunications	288	204	84	41.2
Supplies	145	145	-	-
Data processing fees	875	615	260	42.3
(Gain) Loss on sales and write-downs of other real estate owned	(141)	535	(676)	NM	(1)
Gain on sales and write-downs of FDIC acquired other real estate owned	(249)	(45)	(204)	NM	(1)
Foreclosed asset expenses	218	245	(27)	-11.0
Foreclosed FDIC acquired asset expenses	466	-	466	NM
FDIC insurance and other regulatory fees	265	354	(89)	-25.1
Acquisition related expenses	69	474	(405)	-85.4
Deposit intangible expenses	195	207	(12)	-5.8
Other operating	1,008	673	335	49.8
Total noninterest expenses	$10,674	$10,040	$634	6.3%
Noninterest expenses as a percentage of average assets (annualized)	4.05%	4.15%

(1)	NM – The percentage change is not considered meaningful.

The increase in salaries and employee benefits was primarily due the increase of 24 full-time equivalent employees (“FTE’s”), or 7.5%, from the prior year related to our acquisition activity.

The increase in equipment, occupancy, data processing, and other operating expenses is due to the expanded branch network.

The decrease in acquisition related expenses is result of elevated expenses experienced in the same period for 2011 related to the Citizens FDIC-assisted acquisition.

During 2011, we recorded losses on the sale of OREO compared to modest gains recorded in 2012.  For the OREO losses on FDIC acquired assets, we recorded gains in 2012 greater than the same period in 2011.

Foreclosed asset expense for FDIC acquired assets was up from the prior year related to the improved resolution process for these assets.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A summary of noninterest expense is as follows for the periods indicated:

	Six Months Ended June 30,
	2012	2011	$ Chg	% Chg
	(Dollars in thousands)
Salaries and employee benefits	$10,995	$9,251	$1,744	18.9%
Equipment	1,374	779	595	76.4
Occupancy	1,344	981	363	37.0
Advertising and marketing	395	384	11	2.9
Legal and accounting	341	377	(36)	-9.6
Consulting & other professional fees	237	377	(140)	-37.1
Directors fees and retirement	290	388	(98)	-25.3
Telecommunications	520	349	171	49.0
Supplies	299	240	59	24.6
Data processing fees	1,696	1,133	563	49.7
(Gain) Loss on sales and write-downs of other real estate owned	(148)	937	(1,085)	NM	(1)
Loss on sales and write-downs of FDIC acquired other real estate owned	(75)	(45)	(30)	66.7
Foreclosed asset expenses	440	415	25	6.0
Foreclosed FDIC acquired asset expenses	628	-	628	NM	(1)
FDIC insurance and other regulatory fees	509	647	(138)	-21.3
Acquisition related expenses	400	757	(357)	-47.2
Deposit intangible expenses	396	302	94	31.1
Other operating	1,834	1,166	668	57.3
Total noninterest expenses	$21,475	$18,438	$3,037	16.5%
Noninterest expenses as a percentage of average assets (annualized)	4.04%	4.04%

(1)	NM – The percentage change is not considered meaningful.

The increase in salaries and employee benefits was primarily due the increase of 37 full-time equivalent employees (“FTE’s”), or 13.0%, from the prior year related to our acquisition activity.

The increase in equipment, occupancy, data processing, and other operating expenses is due to the expanded branch network.

The decrease in acquisition related expenses is result of elevated expenses experienced in the same period for 2011 related to the Citizens FDIC-assisted acquisition.

During 2011, we recorded losses on the sale of OREO compared to modest gains recorded in 2012.

Foreclosed asset expense for FDIC acquired assets was up from the prior year related to the improved resolution process for these assets.

Income Tax Expense.  Income tax expense for the three and six months ended June 30, 2012 was $713,000 and $1.0 million, respectively, compared to a tax benefit of $481,000 and tax expense of $734,000, respectively, for the same periods in 2011.  Our effective tax rate for the three and six months ended June 30, 2012 was 34.4% and 31.0%, respectively, compared to 34.8% and 35.5%, respectively, for the same periods in 2011.

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

If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our unpledged investment portfolio.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At June 30, 2012, the Bank had total federal funds credit lines with seven correspondent banks of $72.0 million, with no outstanding advances.  The Bank also maintains a credit facility with the FHLB of $111.0 million with total outstanding advances of $35.0 million at June 30, 2012.

At June 30, 2012, total deposits decreased $8.5 million, or 1.0%, to $860.3 million for the second quarter of 2012 compared to $868.8 million for the linked quarter primarily driven by planned runoff of time deposit customers.  However, total deposits increased $96.6 million, or 12.6%, from $763.7 million for the same period in 2011 primarily driven by FDIC acquired deposits.  Federal funds purchased and securities sold under agreements to repurchase decreased $5.5 million, or 14.8%, to $31.7 million for the second quarter of 2012 as compared to $37.2 million for the linked quarter and decreased $300,000 from $32.0 million for the same period in 2011.  Also, FHLB advances were unchanged at $35 million for the second quarter of 2012 compared to the linked quarter and the same period in 2011.

The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Risk Management Committee with day to day responsibility delegated to the Asset/ Liability Management Committee (“ALCO”) and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2012, were considered satisfactory.  At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds.  The Company is aware of no events or trends likely to result in a negative material change in liquidity.

The consolidated statement of cash flows for the six months ended June 30, 2012 and 2011, detail cash flows from operating, investing and financing activities.  For the six months ended June 30, 2012, net cash used for financing activities was $49.1 million offset in part by net cash provided from operating and investing activities of $17.0 million and $20.1 million, respectively, resulting in a net decrease in cash of $12.0 million as compared to the same period in 2011.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulatory Capital Ratios for the Company and HeritageBank of the South at June 30, 2012

The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities.  The following table reflects the Company’s and the Bank’s compliance at June 30, 2012, with regulatory capital requirements.  These calculations are based on total risk weighted assets of $616.9 million consolidated and $596.0 million for the Bank as of June 30, 2012, and average total assets of $1.1 billion consolidated and $1.1 billion for the Bank for the three months ended June 30, 2012.  These consolidated capital ratios are based on the capital requirements for bank holding companies issued by the Board of Governors of the Federal Reserve System.  The Georgia Department of Banking and Finance, by policy, requires the Bank to maintain 4% of Tier 1 capital to average total assets of the Federal Reserve Requirements included in the table.

	Actual		For Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to Risk Weighted Assets
Consolidated	$125,470	20.3%	$49,352	8.0%	N/A
HeritageBank of the South	104,492	17.5%	47,680	8.0%	$59,600	10.0%

Tier I Capital to Risk Weighted Assets
Consolidated	117,999	19.1%	24,676	4.0%	N/A
HeritageBank of the South	97,020	16.3%	23,840	4.0%	35,760	6.0%

Tier I Capital to Average Total Assets
Consolidated	117,999	11.2%	42,126	4.0%	N/A
HeritageBank of the South	97,020	9.3%	41,698	4.0%	52,122	5.0%

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s strategy is to mitigate interest risk to the greatest extent possible. Based on our analysis of the Company’s overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk.  These strategies aim to achieve neutrality to interest rate risk.  Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates.  As of June 30, 2012, a drop in interest rates would increase our net interest income, also known as being “liability sensitive”, and an increase in rates would also increase our net interest income, also known as being “asset sensitive”.  The modest asset sensitivity position was in part driven by our decision to start booking loans without interest rate floors.  Booking loans without floors lowers the interest that we otherwise would collect with floors; however, due to the absence of floors, these loans will reprice when rates rise.  We feel the level of interest rate risk is at an acceptable level, and is within our internal policy limits.

The ALCO monitors and analyzes interest rate risk.  This committee is comprised of members of senior management and meets on a monthly basis and reviews the simulations listed above, as well as other interest rate risk reports.

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table sets forth the distribution of the repricing of our earning assets and interest-bearing liabilities as of June 30, 2012, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	June 30, 2012
	Maturing or Repricing Within
	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
	(Dollars in thousands)

Earning assets:
Short-term assets	$42,724	$-	$-	$-	$42,724
Investment securities	34,588	81,836	80,538	31,022	227,984
Loans held for sale	6,017	-	-	-	6,017
Loans including covered	49,243	123,820	312,390	119,548	605,001
	132,572	205,656	392,928	150,570	881,726

Interest-bearing liabilities:
Interest-bearing demand deposits	(162,360)	-	-	-	(162,360)
Savings and money market	(332,087)	-	-	-	(332,087)
Time deposits	(45,787)	(137,760)	(94,459)	-	(278,006)
Federal funds purchased and securities sold under repurchase agreements	(31,746)	-	-	-	(31,746)
Federal Home Loan Bank advances	-	-	(25,000)	(10,000)	(35,000)
	(571,980)	(137,760)	(119,459)	(10,000)	(839,199)

Interest rate sensitivity gap	$(439,408)	$67,896	$273,469	$140,570	$42,527
Cumulative interest rate sensitivity gap	$(439,408)	$(371,512)	$(98,043)	$42,527
Interest rate sensitivity gap ratio	0.23	1.49	3.29	15.06
Cumulative interest rate sensitivity gap ratio	0.23	0.48	0.88	1.05

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Market Rate Change	Effect on Net Interest Income

+400	2.1%
+300	0.4%
+200	-0.6%
+100	2.6%
-100	3.4%

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) under the Securities Exchange Act (the “Exchange Act”)) as of June 30, 2012, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 40-day period preceding the filing date of this quarterly report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective in ensuring that the information required to disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including its Chief Executive Officer and Chief Financial Officer) in a timely manner; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

b)	Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities during the quarter ended June 30, 2012.

On July 25, 2011, the Company announced that in connection with the 2011 Equity Incentive Plan that a new stock repurchase program was authorized where the Company may repurchase during the coming year up to 163,852 shares, or 2% of its currently outstanding publicly held shares of common stock.  As of June 30, 2012, the Company had purchased all 163,852 shares at a weighted average price of $11.43 per share under the plan for a total of $1.9 million.

In December 2011, the Company’s Board of Directors authorized another stock repurchase program.  The program authorizes the Company to repurchase up to 435,000 shares.  As of June 30, 2012, the Company had purchased 174,874 shares at a weighted average price of $12.30 per share under the plan for a total of $2.2 million.  The program will expire in December 2012 unless completed sooner or otherwise extended.

The repurchases may be made from time to time in open-market or negotiated transactions as deemed appropriate by the Company and will depend on market conditions.

	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April	-	$-	-	438,631
May	70,000	$12.20	70,000	368,631
June	108,505	$12.35	108,505	260,126
Total	178,505	$12.29	178,505	260,126

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.	OTHER INFORMATION

None.

Index

ITEM 6.	EXHIBITS

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2.7	Purchase and Assumption Agreement dated April 6, 2012, between HeritageBank of the South and AB&T National Bank	a
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	31.2
32	Section 1350 Certifications	32
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________
a	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on April 11, 2012.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP, INC.

Date:	August 9, 2012	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President and Chief Executive Officer

Date:	August 9, 2012	By:	/s/ T. Heath Fountain
T. Heath Fountain
Executive Vice President,
Chief Administrative Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)