Form 10-Q
period 2012-09-30
Heritage Financial Group Inc
filed 2012-11-09
CIK 1493491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
Commission File Number 001-34902

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

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date:  At November 9, 2012, there were 8,245,555 shares of issuer’s common stock outstanding.

HERITAGE FINANCIAL GROUP, INC.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	Unaudited September 30, 2012	Audited December 31, 2011
Assets

Cash and due from banks	$22,016	$34,521
Interest-bearing deposits in banks	17,026	43,101
Federal funds sold	11,046	21,753
Securities available for sale, at fair value	209,287	259,017
Federal Home Loan Bank Stock, at cost	3,205	4,067
Other equity securities, at cost	1,010	1,010
Loans held for sale	7,236	7,471

Loans	556,175	453,163
Covered loans	78,757	107,457
Less allowance for loan losses	8,530	7,494
Loans, net	626,402	553,126

Other real estate owned	2,001	3,362
Covered other real estate owned	9,457	10,047
Total other real estate owned	11,458	13,409

FDIC loss-share receivable	67,698	83,901
Premises and equipment, net	32,868	29,532
Premises held for sale	1,080	1,080
Accrued interest receivable	3,860	4,689
Goodwill and intangible assets	4,426	4,848
Cash surrender value of bank-owned life insurance	23,172	15,611
Other assets	13,109	12,716
	$1,054,899	$1,089,852
Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$108,767	$78,823
Interest-bearing	736,312	805,364
Total deposits	845,079	884,187
Federal funds purchased and securities sold under repurchase agreements	35,833	35,049
Other borrowings	35,000	35,000
Accrued interest payable	695	972
Other liabilities	16,499	10,508
Total liabilities	933,106	965,716

Stockholders' equity
Preferred stock, par value; $0.01; 5,000,000 shares authorized; none issued
Common stock, par value $0.01; 45,000,000 shares authorized; 8,229,955 and 8,712,031 shares issued, respectively	82	87
Capital surplus	82,890	88,393
Retained earnings	45,677	42,374
Accumulated other comprehensive loss, net of tax benefit of $1,779 and $1,384	(2,669)	(2,076)
Unearned employee stock ownership plan (ESOP) shares, 399,162 and 439,138 shares	(4,187)	(4,642)
Total stockholders' equity	121,793	124,136
	$1,054,899	$1,089,852

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2012 and 2011
(Dollars in Thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income
Interest and fees on loans	$13,067	$8,774	$33,747	$23,483
Interest on loans held for sale	342	45	729	99
Interest on taxable securities	924	1,013	2,919	3,441
Interest on nontaxable securities	298	207	891	629
Interest on federal funds sold	3	16	21	45
Interest on deposits in other banks	17	93	80	184
	14,651	10,148	38,387	27,881

Interest expense
Interest on deposits	1,257	2,048	3,766	5,879
Interest on other borrowings	681	687	2,025	2,114
	1,938	2,735	5,791	7,993
Net interest income	12,713	7,413	32,596	19,888
Provision for loan losses	1,934	1,000	3,425	2,300
Net interest income after provision	10,779	6,413	29,171	17,588

Noninterest income
Service charges on deposit accounts	1,285	1,267	3,441	3,540
Bankcard services income	783	685	2,437	1,946
Other service charges, commissions and fees	80	61	238	205
Brokerage fees	467	328	1,375	1,088
Mortgage banking activities	1,689	719	3,316	1,611
Bank-owned life insurance	210	146	561	440
Gain on sales of securities	1,484	213	1,554	666
Gain (loss) on acquisitions	(90)	2,000	(56)	4,217
Accretion FDIC loss share receivable	(1,606)	448	(2,236)	453
Other	59	25	194	128
	4,361	5,892	10,824	14,294

Noninterest expense
Salaries and employee benefits	6,380	5,384	17,375	14,635
Equipment and occupancy	1,317	1,201	4,035	2,961
Advertising and marketing	114	167	509	551
Professional fees	354	326	932	1,079
Information services expenses	1,240	1,063	3,456	2,546
(Gain) loss on sales and write-downs of
other real estate owned	90	(139)	(58)	798
Gain on sales and write-downs of FDIC
acquired other real estate owned	(33)	(246)	(108)	(291)
Foreclosed asset expenses	177	288	617	703
Foreclosed FDIC acquired asset expenses	563	-	1,191	-
FDIC insurance and other regulatory fees	276	128	785	775
Acquisition related expenses	14	299	414	1,056
Deposit intangible expenses	194	183	590	485
Other operating expenses	1,292	1,125	3,715	2,920
	11,978	9,779	33,453	28,218
Income before income taxes	3,162	2,526	6,542	3,664
Applicable income tax	1,164	786	2,213	1,190
Net income	$1,998	$1,740	$4,329	$2,474
Earnings per common share:
Basic earnings per share	$0.25	$0.21	$0.54	$0.30
Diluted earnings per share	$0.25	$0.21	$0.54	$0.30
Weighted average-common shares outstanding:
Basic	7,942,852	8,305,615	8,052,462	8,205,305
Diluted	7,944,983	8,307,010	8,054,183	8,206,906

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2012 and 2011
(Dollars in Thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$1,998	$1,740	$4,329	$2,474

Other comprehensive income (loss):
Accretion of realized gain on terminated cash flow hedge, net of tax of $20 and $20 for the quarter and $59 and $80 for the year to date, respectively	(29)	(29)	(88)	(119)
Unrealized loss on cash flow hedge, net of tax benefit of $9 and $0 for the quarter and $993and $0 for the year to date, respectively	(13)	-	(1,489)	-
Unrealized holding gains on investments arising during the period, net of tax of $591 and $885 for the quarter and $1,278 and $2,308 for the year to date, respectively	886	1,328	1,916	3,462
Reclassification adjustment for investment gains included in net income, net of tax of $593 and $85 for the quarter and $621 and $266 for the year to date, respectively	(890)	(128)	(932)	(399)

Total other comprehensive income (loss)	(46)	1,171	(593)	2,944

Comprehensive income	$1,952	$2,911	$3,736	$5,418

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2012 (Unaudited)
And The Year Ended December 31, 2011
(Dollars in Thousands, except per share data)

						Accumulated
						Other
					Unearned	Compre-
	Common Stock		Capital	Retained	ESOP	hensive
	Shares	Par Value	Surplus	Earnings	Shares	Loss	Total
Balance, December 31, 2010	8,710,511	$87	$88,876	$39,536	$(5,245)	$(3,914)	$119,340
Net income	-	-	-	3,825	-	-	3,825
Cash dividend declared, $0.12 per share	-	-	-	(987)	-	-	(987)
Issuance of 121,530 shares of restricted common stock	121,530	1	(1)	-	-	-	-
Forfeiture of 3,068 of restricted common stock	(3,068)	-	-	-	-	-	-
Repurchase of 116,942 shares of common stock	(116,942)	(1)	(1,309)	-	-	-	(1,310)
Stock-based compensation expense	-	-	728	-	-		728
Other comprehensive income	-	-	-	-	-	1,838	1,838
Tax benefit shortfall from stock-based compensation plans	-	-	(8)	-	-	-	(8)
ESOP shares earned, 53,182 shares	-	-	17	-	603	-	620
Tax benefit on ESOP expense	-	-	90	-	-	-	90
Balance, December 31, 2011	8,712,031	$87	$88,393	$42,374	$(4,642)	$(2,076)	$124,136

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
For the Nine Months Ended September 30, 2012 (Unaudited)
And The Year Ended December 31, 2011
(Dollars in Thousands, except per share data)

						Accumulated
						Other
					Unearned	Compre-
	Common Stock		Capital	Retained	ESOP	hensive
	Shares	Par Value	Surplus	Earnings	Shares	Loss	Total

Balance, December 31, 2011	8,712,031	$87	$88,393	$42,374	$(4,642)	$(2,076)	$124,136
Net income	-	-	-	4,329	-	-	4,329
Cash dividend declared, $0.12 per share	-	-	-	(1,026)	-	-	(1,026)
Forfeiture of 166 shares of restricted common stock	(166)	-	-	-	-	-	-
Repurchase of 481,910 shares of common stock	(481,910)	(5)	(6,232)	-	-	-	(6,237)
Stock-based compensation expense	-	-	626	-	-		626
Other comprehensive loss	-	-	-	-	-	(593)	(593)
Excess tax benefit from stock- based compensation plans	-	-	6	-	-	-	6
ESOP shares earned, 39,976 shares	-	-	41	-	455	-	496
Excess tax benefit on ESOP expense	-	-	56	-	-	-	56
Balance, September 30, 2012	8,229,955	$82	$82,890	$45,677	$(4,187)	$(2,669)	$121,793

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (Dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES	$4,329	$2,474
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,552	1,008
Deposit premium amortization	590	485
Provision for loan losses	3,425	2,300
ESOP compensation expense	496	476
Provision (benefit) for deferred taxes	(449)	2,142
Stock-based compensation expense	626	523
Accretion of gain on termination of cash flow hedge	(147)	(199)
Amortization of available for sale discounts and premiums, net	3,022	1,601
Gain on sales of securities available for sale	(1,554)	(666)
(Gain) loss on sales and write-downs of other real estate owned	(58)	798
Gain on sales and write-downs of FDIC acquired other real estate owned	(108)	-
Increase in bank-owned life insurance	(561)	(439)
Excess (tax) benefit related to stock-based compensation plans	(6)	8
Excess (tax) benefit related to ESOP	(56)	18
Decrease in FDIC loss share receivable	13,968	666
Accretion of FDIC loss share receivable	2,236	(453)
Decrease (increase) in interest receivable	871	(1,523)
(Decrease) increase in interest payable	(302)	308
Decrease (increase) in loans held for sale	235	(5,314)
Decrease in prepaid FDIC assessment	344	693
Gain on acquisitions	(34)	(4,217)
Net other operating activities	3,643	668
Total adjustments	27,733	(1,117)
Net cash provided by operating activities	32,062	1,357

INVESTING ACTIVITIES
Decrease (increase) in interest-bearing deposits in banks	26,075	(88,300)
Purchases of securities available for sale	(82,682)	(68,856)
Proceeds from sales of securities available for sale	54,400	72,162
Proceeds from maturities and calls of securities available for sale	78,185	56,526
Purchase of bank owned life insurance	(7,000)	-
Decrease in Federal Home Loan Bank stock	862	715
Decrease (increase) in federal funds sold	10,707	(28,992)
Increase in loans, net	(72,954)	(5,499)
Purchases of premises and equipment	(3,148)	(8,762)
Net cash received from acquisition activity	5,831	67,704
Proceeds from sales of premises and equipment	-	27
Proceeds from sales of other real estate owned	9,177	5,201
Net cash provided by investing activities	19,453	1,926

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
 (Dollars in thousands)

	Nine Months Ended September 30
	2012	2011
FINANCING ACTIVITIES
(Decrease) increase in deposits	$(57,605)	$22,373
Increase in federal funds purchased and securities sold under repurchase agreements	784	3,697
Repayment of other borrowings	-	(32,744)
Excess tax (benefit) related to stock-based compensation plans	6	(8)
Excess tax (benefit) related to ESOP	56	(18)
Repurchase of common stock	(6,235)	(1,309)
Dividends paid to stockholders	(1,026)	(785)
Net cash used in financing activities	(64,020)	(8,794)
Net decrease in cash and due from banks	(12,505)	(5,511)
Cash and due from banks at beginning of period	34,521	28,803
Cash and due from banks at end of period	$22,016	$23,292

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$6,069	$7,685
Income taxes	$2,612	$-
NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$7,028	$894

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

The accompanying consolidated financial information of the Company is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations. The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The accompanying consolidated financial information of the Company as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations.

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

Basic earnings per share represent income available attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan and unvested shares of issued restricted stock. For the three and nine months ended September 30, 2012, potential common shares of 542,816 and 542,816, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise of such shares would be anti-dilutive.

 The table below sets forth our earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands, except per share amounts)
Basic earnings per share:
Net income	$1,998	$1,740	$4,329	$2,474
Weighted average common shares outstanding	7,942,852	8,305,615	8,052,462	8,205,305
Basic earnings per common share	$0.25	$0.21	$0.54	$0.30

Diluted earnings per share:
Net income	$1,998	$1,740	$4,329	$2,474
Weighted average common shares outstanding	7,942,852	8,305,615	8,052,462	8,205,305
Effect of dilutive stock options and restricted stock	2,131	1,395	1,721	1,601
Weighted average dilutive common shares outstanding	7,944,983	8,307,010	8,054,183	8,206,906
Diluted earnings per common share	$0.25	$0.21	$0.54	$0.30

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.	SHARE BASED COMPENSATION

On May 17, 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “Plan”).  The purpose of the Plan is to promote the long-term growth and profitability of Heritage Financial Group, Inc, to provide directors, advisory directors, officers and employees of Heritage Financial Group, Inc. and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence, and to provide such individuals with an equity interest in Heritage Financial Group, Inc.  Under the Plan, the Compensation Committee of the Board of Directors has discretion to award up to 645,990 shares, of which 461,422 were available as stock options or stock appreciation rights and 184,568 shares were available as restricted stock awards.  As of September 30, 2012, there were approximately 12,800 restricted stock awards and 43,351 options available to be granted from the 2006 Plan.

On June 22, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (the “2011 Plan”).  Under the 2011 Plan, the Compensation Committee has the discretion to award up to 573,481 shares, of which 409,429 were available as stock options or stock appreciation rights and 163,852 were available as restricted stock awards.  On July 1, 2011, the Company granted 117,530 restricted stock awards and 334,870 stock options from this plan.  There were no awards granted from this plan during the nine months ended September 30, 2012.

The Company granted restricted awards that may not be sold or otherwise transferred until certain restrictions have lapsed.  The unearned compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse (generally one to five years).  The share-based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period.  As of September 30, 2012, there was approximately $1.1 million of unrecognized compensation associated with these awards.  For the three months ended September 30, 2012 and 2011, we recognized compensation expense associated with these awards of approximately $75,000 and $18,000, respectively.  For the nine months ended September 30, 2012 and 2011, we recognized compensation expense associated with these awards of approximately $225,000 and $266,000, respectively.

The Company recognized compensation expense related to stock options of approximately $135,000 and $94,000 for each of the three months ended September 30, 2012 and 2011, and approximately $400,000 and $257,000 for the nine months ended September 30, 2012 and 2011, respectively.  At September 30, 2012, there was approximately $2.0 million of unrecognized compensation related to stock options.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2012 (unaudited):	(dollars in thousands)
U. S. Government sponsored agencies (GSEs)	$22,683	$434	$(3)	$23,114
State and municipal securities	32,011	1,725	(115)	33,621
Corporate debt securities	2,152	-	(64)	2,088
GSE residential mortgage-backed securities	148,205	2,328	(260)	150,273
Total debt securities	205,051	4,487	(442)	209,096
Equity securities	207	15	(31)	191
Total securities	$205,258	$4,502	$(473)	$209,287

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2011:	(dollars in thousands)
U. S. Government sponsored agencies (GSEs)	$45,141	$598	$(2)	$45,737
State and municipal securities	47,167	1,494	(457)	48,204
Corporate debt securities	2,160	-	(204)	1,956
GSE residential mortgage-backed securities	161,954	1,461	(452)	162,963
Total debt securities	256,422	3,553	(1,115)	258,860
Equity securities	207	66	(116)	157
Total securities	$256,629	$3,619	$(1,231)	$259,017

*
At September 30, 2012 and December 31, 2011, the Company held no securities of any single issuer (excluding the U.S. Government and federal agencies) with a book value that exceeded 10% of stockholders’ equity.

The amortized cost and fair value of debt securities available for sale as of September 30, 2012 by contractual maturity are shown below.  Actual maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	Amortized Cost	Fair Value
	(dollars in thousands)
Due in one year or less	$1,152	$1,139
Due from one to five years	1,851	1,803
Due from five to ten years	12,422	12,982
Due after ten years	41,628	43,090
Mortgage-backed securities	148,205	150,273
	$205,258	$209,287

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES (Continued)

Securities with a carrying value of $103.8 million and $96.3 million at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.  The balance of pledged securities in excess of the pledging requirements was $30.5 million and $26.0 million at September 30, 2012 and December 31, 2011, respectively.

Recognized gains and losses on sales of securities available for sale consist of the following:

	For the three months ended September 30,
	2012	2011
	(dollars in thousands)
Gross gains recognized on sales of securities	$1,484	$213
Gross losses recognized on sales of securities	-	-
Net realized gains on sales of securities available for sale	$1,484	$213

	For the nine months ended September 30,
	2012	2011
	(dollars in thousands)
Gross gains recognized on sales of securities	$1,761	$666
Gross losses recognized on sales of securities	(207)	-
Net realized gains on sales of securities available for sale	$1,554	$666

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES (Continued)

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
September 30, 2012 (unaudited):
U.S. Government sponsored agencies
(GSEs)	$1,530	$(3)	$-	$-	$1,530	$(3)
State and municipal securities	2,026	(15)	1,612	(100)	3,638	(115)
Corporate debt securities	950	(50)	1,140	(14)	2,090	(64)
GSE residential mortgage-backed Securities	26,979	(195)	5,662	(65)	32,641	(260)
Subtotal, debt securities	31,485	(263)	8,414	(179)	39,899	(442)
Equity securities	-	-	176	(31)	176	(31)
Total temporarily impaired securities	$31,485	$(263)	$8,590	$(210)	$40,075	$(473)

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
December 31, 2011 :
U.S. Government sponsored agencies
(GSEs)	$2,498	$(2)	$-	$-	$2,498	$(2)
State and municipal securities	2,976	(64)	2,047	(393)	5,023	(457)
Corporate debt securities	920	(80)	1,036	(124)	1,956	(204)
GSE residential mortgage-backed securities	58,883	(452)	-	-	58,883	(452)
Subtotal, debt securities	65,277	(598)	3,083	(517)	68,360	(1,115)
Equity securities	-	-	91	(116)	91	(116)
Total temporarily impaired securities	$65,277	$(598)	$3,174	$(633)	$68,451	$(1,231)

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

The Company holds Freddie Mac (“FHLMC”) preferred stock, and OTTI was recorded in the amount of the investment after the U.S. Government placed the company into conservatorship in September 2008.  The preferred stock has been reduced to a nominal book value for tracking purposes.  The investment is currently valued at $15,000.  During the twelve months ended December 30, 2008 the Company recognized a write-down of $1.5 million through non-interest income representing other-than-temporary impairment on the investment.

The Company holds a single issue trust preferred security issued by Royal Bank of Scotland (“RBS”).  The security suspended payments under the EU agreement for 24 months beginning April 1, 2011.  The Company valued the security by projecting estimated cash flows using the Moody’s Ba2 marginal default rate.  The difference in the present value and the carrying value of the security was the OTTI credit portion.  The security is currently carried at a fair value of $176,000 at September 30, 2012 and during the twelve months ended December 30, 2011, the Company recognized a write-down of $43,000 through non-interest income representing other-than-temporary impairment on the security.

The following table presents more detail on selective Company security holdings as September 30, 2012.  These details are listed separately due to the inherent level of risk for OTTI on these securities.
		Current Credit	Book	Fair	Unrealized	Present Value Discounted
Description	Cusip#	Rating	Value	Value	Loss	Cash Flow

Marketable equity securities
FHLMC Preferred Stock	313400657	Ca	$-	$15	$-	$15

Trust preferred securities
RBS Capital Fund	74928K208	B3	$207	$176	$(31)	$207

The following table presents a roll-forward of the cumulative amount of credit losses on the Company’s investment securities that have been recognized through earnings as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Beginning balance of credit losses	$1,543	$1,500
Other-than-temporary impairment credit losses	-	43

Ending balance of cumulative credit losses recognized in earnings	$1,543	$1,543

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of loans is summarized as follows:

	September 30,	December 31
	2012	2011
Commercial real estate:
Nonresidential	$193,392	$138,970
Multifamily	19,805	15,797
Farmland	20,298	17,921
Total commercial real estate loans	233,495	172,688

Construction and land	30,010	26,804

Consumer real estate:
Mortgage loans, 1-4 families	157,551	129,745
Home equity	25,507	26,154
Total consumer real estate loans	183,058	155,899

Consumer and other:
Indirect auto loans	1,735	3,741
Direct auto loans	6,865	6,430
Other	17,921	13,701
Total consumer loans	26,521	23,872

Commercial and industrial loans	68,800	55,179

	541,884	434,442
Loans acquired through FDIC-assisted acquisitions
Non-Covered	14,291	18,721
Covered	78,757	107,457
Total FDIC acquired loans	93,048	126,178
Total loans	$634,932	$560,620

Total allowance for loan losses	(8,530)	(7,494)
Loans, net	$626,402	$553,126

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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses and recorded investment in loans, excluding FDIC acquired, by segment:

	Commercial Real Estate	Consumer Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)

Balance, January 1, 2012	$1,878	$2,440	$1,270	$1,551	$355	$7,494
Add (deduct):
Charge-offs	(166)	(449)	(72)	(177)	(163)	(1,027)
Recoveries	-	53	-	35	75	163
Provision*	846	1,140	(221)	32	103	1,900
Balance, September 30, 2012	$2,558	$3,184	$977	$1,441	$370	$8,530

Allowance:
Ending balance: specific	$356	$523	$-	$-	$-	879
Ending balance: collective	$2,202	$2,661	$977	$1,441	$370	$7,651

Loans:
Ending balance: individually evaluated for impairment	$7,731	$7,956	$3,511	$1.262	$-	$20,460
Ending balance: collectively evaluated for impairment	$225,764	$175,102	$26,499	$67,538	$26,521	$521,424

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

Impaired Loans

A loan is considered impaired, in accordance with the impairment accounting guidance (Accounting Standards Codification “ASC” 310-10-35-16), when based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual term of the loan.  Impaired loans include loans modified in troubled debt restructuring where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Impaired loans, excluding FDIC acquired, by class are presented below as of September 30, 2012:

					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	YTD 2012
	(dollars in thousands)
Commercial real estate:
Nonresidential	$4,551	$4,753	$398	$4,516	$73
Multifamily	-	-	-	-	-
Farmland	97	114	24	108	-
Total commercial real estate loans	4,648	4,867	422	4,624	73

Construction and land	3,921	3,977	295	3,976	133

Consumer real estate:
Mortgage loans, 1-4 families	6,339	8,649	1,106	6,380	35
Home equity	224	261	210	233	5
Total consumer real estate loans	6,563	8,910	1,316	6,613	40

Consumer and other:
Indirect auto loans	43	56	-	49	1
Direct auto loans	24	37	18	29	-
Other	41	82	37	84	4
Total consumer and other loans	108	175	55	162	5

Commercial and industrial loans	1,126	1,132	205	995	21
Total	$16,366	$19,061	$2,293	$16,370	$272

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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Below is an analysis of the age of recorded investment in loans, excluding FDIC acquired, that are past due as of September 30, 2012.

	30-59	60-89	Greater	Total
	Days	Days	Than	Past		Total
	Past Due	Past Due	90 Days	Due	Current	Loans
	(dollars in thousands)
Commercial real estate:
Nonresidential	$460	$-	$4,551	$5,011	$188,381	$193,392
Multifamily	-	-	-	-	19,805	19,805
Farmland	409	-	97	506	19,792	20,298
Total commercial real estate loans	869	-	4,648	5,517	227,978	233,495

Construction and land	-	-	3,921	3,921	26,089	30,010

Consumer real estate:
Mortgage loans, 1-4 families	18	-	6,331	6,349	151,202	157,551
Home equity	45	-	224	269	25,238	25,507
Total consumer real estate loans	63	-	6,555	6,618	176,440	183,058

Consumer and other:
Indirect auto loans	8	-	43	51	1,684	1,735
Direct auto loans	6	-	24	30	6,835	6,865
Other	42	3	40	85	17,836	17,921
Total consumer and other loans	56	3	107	166	26,355	26,521

Commercial and industrial loans	17	30	1,126	1,173	67,627	68,800
Total	$1,005	$33	$16,357	$17,395	$524,489	$541,884

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

There were no accruing loans that were greater than 90 days past due at September 30, 2012 and December 31, 2011.

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

Included in certain loan categories are troubled debt restructurings that were classified as impaired.  At September 30, 2012, the Company had troubled debt restructurings totaling $9.0 million, which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.  Included in nonaccruing loans at September 30, 2012 are troubled debt restructurings of $9.0 million.  In addition, at that date the Company had a troubled debt restructuring of $8,000 that was performing in accordance with the modified terms and is not included in nonaccruing loans.

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

Troubled Debt Restructurings for the periods ended:

	September 30, 2012
		Recorded
	Number	Investment
	of Modifications	Prior to Modifications	Recorded Investment
	(dollars in thousands)

Commercial real estate	3	$1,071	$1,006
Consumer real estate	5	7,268	4,494
Construction and land	1	3,574	3,473
Commercial and industrial loans	1	17	16
Consumer and other	-	-	-
Total	10	$11,930	$8,989

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	December 31, 2011
		Recorded
	Number	Investment
	of Modifications	Prior to Modifications	Recorded Investment
	(dollars in thousands)

Commercial real estate	2	$852	$843
Consumer real estate	5	7,268	5,206
Construction and land	1	3,574	3,519
Commercial and industrial loans	1	920	839
Consumer and other	-	-	-
Total	9	$12,614	$10,407

Troubled Debt Restructuring Modifications that Subsequently Defaulted for the periods ended:

	September 30, 2012
	Number
	of Modifications	Recorded Investment
	(dollars in thousands)

Commercial real estate	3	$1,006
Consumer real estate	4	4,486
Construction and land	1	3,473
Commercial and industrial loans	1	16
Consumer and other	-	-
Total	9	$8,981

	December 31, 2011
	Number
	of Modifications	Recorded Investment
	(dollars in thousands)

Commercial real estate	1	$223
Consumer real estate	3	3,114
Construction and land	-	-
Commercial and industrial loans	1	839
Consumer and other	-	-
Total	5	$4,176

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Allowance for Loan and Lease Losses (ALLL)

The Company establishes provisions for loan losses, which are charged to operations, at a level the Company believes will reflect probable credit losses based on historical loss trends and an evaluation of specific credits in the loan portfolio.

In evaluating the level of the allowance for loan losses, the Company considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and past due status and trends.

The Company analyzes the non-FDIC acquired loan portfolios through the use of pools of homogenous loan types and through a specific quarterly review of larger problem loans. It is expected that a certain percentage of loans will move through the asset quality grades from pass, to classified and ultimately loss.  The Company evaluates the non-FDIC loan portfolio through review of four loan pool categories.

1.	Pass credits with risk ratings 1-5
2.	Other assets especially mentioned with risk rating 6-7
3.	Substandard with risk rating 8 and still accruing
4.	Impaired Loans 8-11 – Nonaccrual and troubled debt restructurings

Asset quality grades are described in detail subsequently.

The allowance consists of two components:
1.
A general amount – The Company analyzes the historical migration of loans through each risk rating category and analyzes the history of losses as it relates to the various loan types and collateral types in order to evaluate and estimate the volume, magnitude and direction these events. These risk factors and other factors are applied to our review of the loan Pass credits with risk ratings 1-5 pool and other assets especially mentioned with risk rating 6 & 7 pool. These factors are applied to the substandard pool; however, in addition to reviewing the pool, a select group of individual loans are reviewed.  The results of the individual review are factored in with the historical loss analysis and applied to the pool.

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

Credit Quality

In September 2012, the Company modified its asset quality grading system by dividing it into eleven categories instead of eight.  This modification added one new pass level, an additional criticized level and a new classified level. The new grading system did not cause a material change to the allowance for loan losses and was created to help the Company better manage credit quality.

A summary of the asset grading system is as follows:

Risk Rating	Numerical Rating	Description	Regulatory Classification
Pass	1	Exceptional/Highest Quality	N/A
Pass	2	Excellent/High Quality	N/A
Pass	3	Strong/Above Average	N/A
Pass	4	Good/Average	N/A
Pass	5	Acceptable with more than average risk	N/A
Special Mention	6	Special Mention Loans	Criticized
Special Mention - Elevated risk	7	Special Mention Loans with added risk exposure	Criticized
Substandard	8	Substandard/Inadequately Protected	Classified
Impaired Loans	9	Non Accrual Loans	Classified
Doubtful	10	Doubtful	Classified
Loss	11	Loss	Classified

Pass-1-Exceptional/Highest Quality – Loans in this category are secured by certificates of deposit.  There is no credit risk exposure in this category.

Pass-2-Excellent/High Quality – Loans in this category have excellent balance sheet and income statement and improving trends, including net worth, liquidity, working capital, leverage, cash flow and profitability. Financial ratios are superior within industry when industry comparison is available.

Pass-3-Strong/Above Average – Loans in this category have current and complete financial statements; Solid balance sheet and income statement with stable to improving trends  in areas such as net worth, liquidity, working capital, leverage, cash flow  and profitability; Leverage and ratios are better than industry standards when industry comparison is available; Debt service coverage, both historically and proposed, is more than adequate based on financial analysis; The borrower’s industry is stable to improving; Loans are properly structured and documented, and require only normal supervision and monitoring; Consistently meets debt obligations in a timely manner; Individual borrower or guarantor, with above average liquid net worth and minimal contingent liabilities.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Pass-4-Good/Average - Loans in this category have sound risk profiles, good net worth and debt service coverage ratios; Financial statements are current and complete; Satisfactory balance sheet and income statement reflecting  adequate profitability, net worth, working capital, cash flow and leverage position; Financial analysis demonstrates adequate debt service coverage; Leverage and ratios are in line with industry averages when industry comparison is available; Debt service coverage, both historically and proposed, is adequate based on financial analysis; Loans are properly structured and documented and require only minimal supervision; Contingent Liabilities have been thoroughly analyzed and repayment sources are adequate to cover existing debt service; Individual borrower or guarantor with acceptable net worth and liquidity.

Pass-5-Acceptable with more than average risk - Loans in this category are those which are acceptable with more than average risk due to one or more factors, which could lead to financial difficulty if not closely managed. This rating may include those credits from higher categories that have declining trends in financial performance or credit quality. This category may also include credits that have previously been criticized or classified, but have improved in credit quality.

Special Mention 6-Special Mention Loans - Loans in this category are not currently adequate.  These loans are considered weaker due to less than adequate repayment history, and/or their collateral may not adequately protect the Bank from loss in the event of liquidation or foreclosure.  If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. As a general rule, credits in this category will be delinquent less than 30 days and will not be chronically past due.  Loans in this category are not intended to remain in category 6 permanently as it should become evident fairly quickly whether or not the weaknesses can be cured and the loan upgraded.  If the weakness cannot be corrected, the relationship will more than likely need to be downgraded to a 7 or 8.

 Special Mention elevated Risk 7-Special Mention Loans with added risk exposure – Loans in this category have one or more potential weaknesses discussed in asset quality grade 6, but the borrower is still cooperative, satisfactory repayment plans are in place, and file documentation reflects the ability of the borrower to repay the debt as currently structured

Substandard 8-Substandard/Inadequately Protected – Loans in this category are inadequately protected by the current sound net worth and repayment capacity of the borrower or of the collateral pledged, if any.  Credit analysis has proven well defined weaknesses in debt service coverage, net worth and or poor loan structure.  There is a distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  A reserve allocation of the estimated amount of loss or collateral shortfall has been made to the ALLL.  These loans are considered to be impaired loans and the chance of a loss is reasonably probable.

Impaired Loans 9-Non-Accrual Loans – Loans in this category are impaired with a loss potential of either principal or interest that is probable or likely to occur.  Once a loan enters this category, the estimated loss will be charged off.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Doubtful 10-Doubtful - Loans in this category have all of the weaknesses inherent in those classified as Substandard, with the additional characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable.  This assessment should be made on current facts, conditions and values.  The probability of some loss is extremely high, but because of certain important and reasonably specific pending factors (i.e., merger/liquidation, capital injection, refinancing plans, and/or perfection of liens), the amount of loss cannot yet be determined, but may total 50% of the outstanding balance.  Determination of the pending factors should generally be resolved within six months and the asset partially, or fully, charged-off or moved to substandard.  All doubtful assets must be placed on non-accrual.  A reserve allocation or charge off of at least 50% is normally recommended for such loans.

Loss 11-Loss - Loans in this category are considered uncollectible and of such little value that their continuance as active assets of the Bank is not warranted.  This classification does not mean that the loss has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing it off.  Once the loan is placed in this category, any determined loss will be charged-off within 30 days

Credit quality indicators for loans, excluding FDIC acquired, by class are presented below for September 30, 2012 and December 31, 2011.

December 31, 2011 credit quality numbers have been presented using the eleven scale credit quality for comparison purposes.

	As of September 30, 2012
				Construction
	Non-			and
	Residential	Multifamily	Farmland	Land
	(dollars in thousands)
Commercial Real Estate Credit Exposure
Pass 1	$-	$-	$-	$-
Pass 2	-	-	-	70
Pass 3	61,787	6,630	6,573	2,235
Pass 4	118,619	10,889	11,390	19,558
Pass 5	5,056	42	1,282	4,061
Special Mention 6	414	-	-	-
Special Mention elevated 7	-	1,720	-	-
Substandard 8	2,965	524	956	165
Impaired Loans 9	4,551	-	97	3,921
Doubtful 10	-	-	-	-
Loss 11	-	-	-	-
Total	$193,392	$19,805	$20,298	$30,010

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	As of December 31, 2011
				Construction
	Non-			and
	Residential	Multifamily	Farmland	Land
	(dollars in thousands)
Commercial Real Estate Credit Exposure
Pass 1	$-	$-	$-	$-
Pass 2	-	-	-	76
Pass 3	39,543	479	6,032	6,432
Pass 4	85,425	12,996	9,049	11,707
Pass 5	7,262	2,183	2,163	3,927
Special Mention 6	4,564	-	161	465
Special Mention elevated 7	-	-	-	-
Substandard 8	1,923	139	405	3,756
Impaired Loans 9	253	-	111	441
Doubtful 10	-	-	-	-
Loss 11	-	-	-	-
Total	$138,970	$15,797	$17,921	$26,804

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

As of September 30, 2012
Commercial
(dollars in thousands)
Commercial Credit Exposure
Pass 1	$1,712
Pass 2	320
Pass 3	22,187
Pass 4	38,655
Pass 5	3,788
Special Mention 6	96
Special Mention elevated 7	6
Substandard 8	910
Impaired Loans 9	1,126
Doubtful 10	-
Loss 11	-
Total	$68,800

As of December 31, 2011
Commercial
(dollars in thousands)
Commercial Credit Exposure
Pass 1	$1,095
Pass 2	299
Pass 3	17,902
Pass 4	29,056
Pass 5	4,440
Special Mention 6	802
Special Mention elevated 7	47
Substandard 8	637
Impaired Loans 9	901
Doubtful 10	-
Loss 11	-
Total	$55,179

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	As of September 30, 2012
	Mortgage	Home Equity
	(dollars in thousands)
Consumer Real Estate Credit Exposure
Pass 1-5	$147,662	$25,093
Special Mention 6	300	50
Special Mention elevated 7	-	-
Substandard 8	3,258	140
Impaired Loans 9	6,331	224
Doubtful 10	-	-
Loss 11	-	-
Total	$157,551	$25,507

	As of December 31, 2011
	Mortgage	Home Equity
	(dollars in thousands)
Consumer Real Estate Credit Exposure
Pass 1-5	$119,809	$25,682
Special Mention 6	154	262
Special Mention elevated 7	-	-
Substandard 8	5,716	90
Impaired Loans 9	4,066	120
Doubtful 10	-	-
Loss 11	-	-
Total	$129,745	$26,154

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	As of September 30, 2012
	Indirect	Direct
	Auto	Auto	Other
	(dollars in thousands)
Consumer and Other Credit Exposure
Pass 1-5	$1,666	$6,841	$17,829
Special Mention 6	-	-	-
Special Mention elevated 7	-	-	2
Substandard 8	26	-	50
Impaired Loans 9	43	24	36
Doubtful 10	-	-
Loss 11	-	-	4
Total	$1,735	$6,865	$17,921

	As of December 31, 2011
	Indirect	Direct
	Auto	Auto	Other
	(dollars in thousands)
Consumer and Other Credit Exposure
Pass 1-5	$3,610	$6,385	$13,624
Special Mention 6	18	-	20
Special Mention elevated 7	-	-	-
Substandard 8	49	1	49
Impaired Loans 9	64	44	8
Doubtful 10	-	-	-
Loss 11	-	-	-
Total	$3,741	$6,430	$13,701

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

FDIC-Assisted Transactions
The Company elected to account for loans acquired in Tattnall Bank, Citizens Bank of Effingham (“Citizens”) and First Southern National Bank (“First Southern”) acquisitions under ASC 310–30.  ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable.  ASC 310 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement. Loans with specific evidence of deterioration in credit quality were accounted for under ASC 310.  In addition, the Company determined it would not be able to collect all the contractually required principal and interest payments on other loans in the portfolio which did not have specific evidence of credit quality due to multiple factors, including the deterioration of the economy since origination of these loans, the decline in real estate values in the market areas of the loans, and the poor underwriting standards under which these loans were originated.  These loans are accounted for by analogy to ASC 310. The following tables detail the fair value of loans covered and not covered under loss share agreements accounted under ASC 310-30.

Loans not covered by loss -sharing agreements:	September 30,
(dollars in thousands)	2012

Commercial real estate	$7,321
Consumer real estate	2,328
Construction and land	550
Commercial and industrial	2,270
Consumer and other	1,822
$14,291

Loans covered by loss-sharing agreements:	September 30,
(dollars in thousands)	2012

Commercial real estate	$23,565
Consumer real estate	35.399
Construction and land	14,293
Commercial and industrial	4,252
Consumer and other	1,248
$78,757

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

FDIC-Assisted Transactions (continued)

The following table represents the loans receivable as of September 30, 2012 and reflects reclassifications from the balances reported at December 31, 2011:

	Acquired Loans Without Specific Evidence of Deterioration in Credit Quality	Acquired Loans With Specific Evidence of Deterioration in Credit Quality	Total Loans Acquired
	(dollars in thousands)
Contractually required principal and interest	$146,627	$35,645	$182,272
Non-accretable difference	(34,538)	(19,666)	(54,204)
Cash flows expected to be collected	112,089	15,979	128,068
Accretable yield	(33,422)	(1,597)	(35,019)
Basis in acquired loans	$78,667	$14,382	$93,049

The following table is a summary of changes in the accretable yields of acquired loans since the acquisition date and reflect refinements to the Company's initial estimate:

	Acquired Loans Without Specific Evidence of Deterioration in Credit Quality	Acquired Loans With Specific Evidence of Deterioration in Credit Quality	Total Loans Acquired
	(dollars in thousands)
Balance, December 31, 2011	$29,146	$1,950	$31,096
Net Accretion	4,276	(353)	3,923
Balance, September 30, 2012	$33,422	$1,597	$35,019

The following is a summary of the allowance for loan and lease losses for the FDIC acquired loans for the period ended September 30, 2012:

	Commercial Real Estate	Consumer Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)
	-	-
Balance, January 1, 2012	$-	$-	$-	$-	$-	$-
Add (deduct):
Charge-offs	(965)	(121)	(194)	(233)	(12)	(1,525)
Recoveries	-	-	-	-	-	-
Provision for loan losses - noncovered	-	-	-	-	12	12
Provision for loan losses - covered	965	121	194	233	-	1,513
Balance, September 30, 2012	$-	$-	$-	$-	$-	$-

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6.	FDIC LOSS SHARE RECEIVABLE

A significant portion of the Company’s loan and other real estate assets are covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us 80% of all covered losses as well as certain expenses incurred in connection with those assets. The Company estimated the amount that will be received from the FDIC under the loss share agreements that will result from losses incurred as the Company dispose of covered assets, and the Company’s recorded the estimate as a receivable from the FDIC. The Company discounted the receivable for the expected timing and receipt of those cash flows using a risk free rate plus a premium for risk. The accretion of the FDIC receivable discount is recorded into noninterest income using the level yield method over the estimated life of the receivable.

The FDIC receivable for loss share agreements is measured separately from the related covered assets because it is not contractually embedded in the assets and is not transferable if we sell the assets. The Company reviews and updates the fair value of the FDIC receivable at each reporting date in conjunction with the re-estimation of cash flows. The FDIC receivable fluctuates as loss estimates and expected cash flows related to covered loans and other real estate owned change.

The following tables provide changes in the loss-share receivable from the FDIC for the periods indicated.

For the nine months ended September 30, 2012:
(dollars in thousands)
Balance, December 31, 2011	$83,901
Claimable losses on covered assets under agreement	(1,485)
Reimbursable expense claimed	1,754
Accretion of discounts and premiums, net	(2,904)
Accrual for FDIC true up liability	(484)
Reimbursements from FDIC	(13,084)
Balance, September 30, 2012	$67,698

For the twelve months ended December 31, 2011:
(dollars in thousands)
Balance, December 31, 2010	$-
FDIC Loss share receivable recorded for Citizens	58,164
FDIC Loss share receivable recorded for First Southern	30,464
Claimable losses on covered assets under agreement	(3,140)
Reimbursable expense claimed	1,208
Accretion of discounts and premiums, net	381
Reimbursements from FDIC	(3,176)
Balance, December 31, 2011	$83,901

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7.	OTHER REAL ESTATE OWNED (OREO)

The following table provides a summary of information pertaining to OREO for periods ended September 30, 2012 and December 31, 2011.

	OREO	Covered OREO	Total
	(dollars in thousands)
Balance, December 31, 2011	$3,362	$10,047	$13,409
Additions	951	6,081	7,032
Sales	(2,169)	(6,216)	(8,385)
Writedowns	(143)	(455)	(598)
Balance, September 30, 2012	$2,001	$9,457	$11,458

	OREO	Covered OREO	Total
	(dollars in thousands)
Balance, December 31, 2010	$3,689	$-	$3,689
Acquired in Citizens acquisition	-	7,540	7,540
Acquired in First Southern acquisition	-	4,644	4,644
Additions	2,230	1,610	3,840
Sales	(1,699)	(3,747)	(5,446)
Writedowns	(858)	-	(858)
Balance, December 31, 2011	$3,362	$10,047	$13,409

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8.	FAIR VALUE MEASUREMENTS

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Current accounting guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

The three levels of the fair value hierarchy are described below:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices in markets that are not active, or inputs that are observable, either directly, for substantially the full term of the asset or liability. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals;

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

Fair Value Option
Fair Value Measurements and Disclosures (ASC 820) allow companies to report selected financial assets and liabilities at fair value.  The changes in fair value are recognized in earnings and the assets and liabilities measured under this methodology are required to be displayed separately on the balance sheet.   In certain circumstances, fair value enables a company to more accurately align its financial performance with the economic value of hedged assets. Fair value enables a company to mitigate the non-economic earnings volatility caused from financial assets and financial liabilities being carried at different bases of accounting, as well as to more accurately portray the active and dynamic management of a company’s balance sheet.

The Company has elected to record mortgage loans held-for-sale at fair value as of September 30, 2012.   The following is a description of mortgage loans held for sale including the specific reasons for electing fair value and the strategies for managing these assets on a fair value basis.

Mortgage Loans Held-for-Sale
The Company records mortgage loans held-for-sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held-for-sale is recorded on an accrual basis in the consolidated statement of income under the heading “Interest income – loans, including fees”. The mark to market adjustments related to loans held-for-sale and the associated economic hedges are captured in mortgage banking activities.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8.	FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value on a Recurring Basis

The primary financial instruments that the Company carries at fair value include investment securities, derivative instruments, and mortgage loans held-for-sale.

The Company used the following methods and significant assumptions to estimate fair value for assets and liabilities measured on a recurring basis.

Securities:  Securities in an active market where quoted prices are available are classified within Level 1 of the valuation hierarchy.  Level 1 securities include highly liquid government securities and certain other financial products.  If quoted market prices are not available, then fair values are estimated by using pricing models that use observable inputs or quoted prices of securities with similar characteristics and are classified within Level 2 of the valuation hierarchy. In certain cases where there is limited activity or less transparency around inputs to the valuation and more complex pricing models or discounted cash flows are used.

Mortgage loans held-for-sale:  The fair value of mortgage loans held-for-sale is based on what secondary markets are currently offering for portfolios with similar characteristics predominantly consisting of those conforming to government sponsored entity or agency standards. The fair value measurements consider observable data that may include market trade pricing from brokers and the mortgage-backed security markets.

The Company classifies Interest Rate Lock Commitments (“IRLC”) on residential mortgage loans held-for-sale on a gross basis within other liabilities or other assets. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. Projected “pull-through” rates are determined quarterly by the Mortgage Division, using the Company’s historical data and the current interest rate environment to reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. The loan servicing value is also included in the fair value of IRLCs.

Derivative assets and liabilities: The Company uses derivatives to manage various financial risks. The fair values of derivative financial instruments are determined based on quoted market prices, dealer quotes and internal pricing models that are primarily sensitive to market observable data. The fair value of interest rate lock commitments, which are related to mortgage loan commitments, is based on quoted market prices adjusted for commitments that the Company does not expect to fund.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8.	FAIR VALUE MEASUREMENTS (Continued)

The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, it is unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value during the nine month periods ended September 30, 2012.

The following tables present financial assets measured at fair value at September 30, 2012 and December 31, 2011, on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected at September 30, 2012.  The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the mortgage loans held-for-sale and interest rate lock commitments referenced in the tables below.

	Recurring Fair Value Measurements at September 30, 2012
	Total Carrying Value	Level 1		Level 2	Level 3
	(dollars in thousands)
Assets
Available for sale investment securities:
U.S. Government sponsored agencies (GSEs)	$23,114	$		$23,114	$-
State and municipal securities	33,621			33,621	-
Corporate debt securities	2,088			2,088	-
GSE residential mortgage-backed securities	150,273				-
Equity securities	191		15	176	-
Total available for sale investment securities	209,287		15	209,272	-
Mortgage loans held for sale	7,236		-	7,236	-
Other assets (1)	150		-		150
Total assets at fair value	$216,673		$15	$216,508	$150

Liabilities
Interest rate swap – cash flow hedge	$2,483		$-	$2,483	$-
Other liabilities (1)	-		-	-	-
Total liabilities at fair value	$2,483		$-	$2,483	$-

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8.	FAIR VALUE MEASUREMENTS (Continued)

	Recurring Fair Value Measurements at December 31, 2011
	Total Carrying Value	Level 1		Level 2	Level 3
	(dollars in thousands)
Assets
Available for sale investment securities:
U.S. Government sponsored agencies (GSEs)	$45,737	$		$45,737	$-
State and municipal securities	48,204			48,204	-
Corporate debt securities	1,956			1,956	-
GSE residential mortgage-backed securities	162,963			162,963	-
Equity securities	157		66	91	-
Total available for sale investment securities	259,017		66	258,951	-
Total assets at fair value	$259,017		$66	$258,951	$-

Liabilities
Interest rate swap – cash flow hedge	$-		$-	$-	$-
Total liabilities at fair value	$-		$-	$-	$-

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8.	FAIR VALUE MEASUREMENTS (Continued)

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the three and nine months ended September 30, 2012.  There were no transfers into or out of Level 3. There were no transfers between Level 1, and Level 2 during the three and nine months ended September 30, 2012.

Three months ended September 30, 2012:	Other Assets (1)	Other Liabilities (1)
(dollars in thousands)
Beginning Balance June 30, 2012	$-	$-
Total gains (losses) included in earnings: (2)
Issuances	150	-
Settlements and closed loans	-	-
Expirations	-	-
Total gains (losses) included in Other comprehensive income	-	-
Ending Balance September 30, 2012 (3)	$150	$-

Nine months ended September 30, 2012:	Other Assets (1)	Other Liabilities (1)
(dollars in thousands)
Beginning Balance December 31, 2011	$-	$-
Total gains (losses) included in earnings: (2)
Issuances	150	-
Settlements and closed loans	-	-
Expirations	-	-
Total gains (losses) included in Other comprehensive income	-	-
Ending Balance September 30, 2012 (3)	$150	$-

(1)	Includes mortgage related IRLCs and derivative financial instruments entered into to hedge interest rate risk.
(2)	Amounts included in earnings are recorded in mortgage banking activities.
(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

There were no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the three and nine months ended September 30, 2011.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.	FAIR VALUE MEASUREMENTS (Continued)

The unobservable input utilized in the determination of fair value of other assets and liabilities was a pull through rate, which was 65% as of September 30, 2012. A pull through rate is management’s assumption as to the percentage of loans in the pipeline that will close and eventually fund. It is based on the Company’s historical fall-out activity. Significant increases in this input in isolation would result in a significantly higher fair value measurement and significant decreases would result in a significantly lower fair value measurement. In addition, IRLCs’ fair value includes mortgage servicing rights that do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees.

	For Items Measured at Fair Value Pursuant to Election of the Fair Value Option: Fair Value Gain related to Mortgage Banking Activities
	Three Months Ended
	September 30, 2012	September 30, 2011
	(dollars in thousands)
Mortgage loans held for sale	$336	$-

	For Items Measured at Fair Value Pursuant to Election of the Fair Value Option: Fair Value Gain related to Mortgage Banking Activities
	Nine Months Ended
	September 30, 2012	September 30, 2011
	(dollars in thousands)
Mortgage loans held for sale	$336	$-

The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option has been elected as of September 30, 2012 and December 31, 2011.

	September 30, 2012
	Aggregate Fair Value	Aggregate Unpaid Principal Balance Under FVO	Fair Value Over Unpaid Principal

Loans held for sale	$7,236	$7,050	$186

	December 31, 2011
	Aggregate Fair Value	Aggregate Unpaid Principal Balance Under FVO	Fair Value Over Unpaid Principal

Loans held for sale	$7,471	$7,471	$-

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.	FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis

Certain financial assets and liabilities are measured at fair value on a nonrecurring basis. Adjustments to the fair market value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans:  Loan impairment is reported when full payment under the loan terms is not expected.  In accordance with the provisions of the loan impairment guidance (ASC 310-10-35), individual loans were written down to their fair value. Loans applicable to write downs of impaired loans are estimated using the present value of expected cash flows or the appraised value of the underlying collateral discounted as necessary due to management’s estimates of changes in economic conditions.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan impairment as non-recurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan impairment as non-recurring Level 3.

OREO (including covered):   Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed assets as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.	FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes financial assets and liabilities measured at fair value on a nonrecurring basis:

	Non Recurring Fair Value Measurements at September 30, 2012
	Total Carrying Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets
Impaired Loans(1)	$14,073	$-	$-	$14,073
OREO	2,001	-	-	2,001
Covered OREO	9,457	-	-	9,457
Total	$25,531	$-	$-	$25,531

	Non Recurring Fair Value Measurements at December 31, 2011
	Total Carrying Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets
Impaired Loans(1)	$11,371	$-	$-	$11,371
OREO	3,362	-	-	3,362
Covered OREO	10,047	-	-	10,047
Other foreclosed assets	32	-	-	32
Total	$24,812	$-	$-	$24,812

(1) Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses. Fair values are determined using actual market prices (Level 1), independent third party valuations and borrower records, discounted as appropriate (Level 3).

Assets Not Measured at Fair Value on a Recurring or Nonrecurring Basis

The following is a description of the valuation methodologies used for instruments  not measured at fair value on a recurring or non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Cash and short-term investments: The carrying amounts reported in the Consolidated Balance Sheets for cash and short-term investments, such as federal funds sold, approximated the fair value of those instruments. The Company classifies cash and short-term investments in Level 1 of the fair value hierarchy.

Other Investments:  The carrying amount of Federal Home Loan Bank Stock and other equity securities approximates fair value.  The Company classifies Federal Home Loan Bank stock and other equity securities in Level 1 of the fair value hierarchy.

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

The following tables present the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position at September 30, 2012 and December 31, 2011.

	Carrying	Fair Value Measurements at September 30, 2012
	Value	Total Fair Value	Level 1	Level 2	Level 3
		(dollars in thousands)
Assets
Cash and short-term investments	$50,088	$50,088	$50,088	$-	$-
Other investments	4,215	4,215	-	-	4,215
Loans, net, excluding covered loans	547,645	533,593	-	-	533,593
Covered loans	78,757	78,757	-	-	78,757
FDIC loss-share receivable	67,698	67,698		-	67,698
Total assets at fair value	$748,403	$734,351	$50,088	$-	$684,263

Liabilities
Deposits	$845,079	839,143	$-	$-	$839,143
Federal funds purchased and securities
Sold under repurchase agreements	35,833	35,843	35,843	-	-
Other borrowings	35,000	39,296		-	39,296
Total liabilities at fair value	$915,912	$914,282	$35,843	$878,439	$878,439

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.	FAIR VALUE MEASUREMENTS (Continued)

	Carrying	Fair Value Measurements at December 31, 2011
	Value	Total Fair Value	Level 1	Level 2	Level 3
		(dollars in thousands)
Assets
Cash and short-term investments	$99,375	$99,375	$99,375	$-	$-
Other investments	5,077	5,077	-	-	5,077
Loans, net, excluding covered loans	453,163	437,737	-	-	437,737
Covered loans	107,457	107,457	-	-	107,457
FDIC loss-share receivable	83,901	83,901		-	83,901
Total assets at fair value	$748,973-	$733,547	$99,375	$-	$634,172

Liabilities
Deposits	$884,187	$875,317	$-	$-	$875,317
Federal funds purchased and securities
Sold under repurchase agreements	35,049	35,049	35,049	-	-
Other borrowings	35,000	35,000	-	-	35,000
Total liabilities at fair value	$954,236	$945,366	$35,049	$-	$910,317

Current accounting guidance requires interim disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on settlements using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instrument. Current accounting guidance excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.	DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Instruments – Interest Rate Swap Agreement

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

Cash Flow Hedge of Interest Rate Risk

During the first quarter 2012, the Company entered into a forward starting interest rate swap agreement with a notional amount of $50.0 million to protect against variability in the expected future cash flows attributed to changes in the benchmark interest rate Libor beginning February 1, 2016 and ending February 1, 2024 on the designated notional amount of variable rate bank debt.

The Company recognized an after-tax unrealized loss on its cash flow hedge in other comprehensive income of $1.5 million for the nine months ended September 30, 2012.

The Company recognized a $2.5 million cash flow hedge liability in other liabilities on the balance sheet at September 30, 2012.  There was no ineffectiveness in the cash flow hedge during the nine months ended September 30, 2012.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes.  As of September 30, 2012, the Company was required to provide collateral of $2.5 million for the derivative.  Also, the Company has a netting agreement with the counterparty.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Derivative Instruments – Mortgage Lending Activities

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held-for-sale for which the fair value option has been elected. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing rights. Derivative instruments used include forward commitments, mandatory commitments and best effort commitments. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. A net gain of $150,000 was recorded for all related commitments as of September 30, 2012, which is the first period fair value was adopted by the Company.

The Company’s risk management derivatives are based on underlying risks primarily related to interest rates and forward sales commitments. Forwards are contracts for the delayed delivery or net settlement of an underlying instrument, such as a mortgage loan, in which the seller agrees to deliver on a specified future date, either a specified instrument at a specified price or yield or the net cash equivalent of an underlying instrument. These hedges are used to preserve the Company’s position relative to future sales of loans to third parties in an effort to minimize the volatility of the expected gain on sale from changes in interest rate and the associated pricing changes.

Credit and Market Risk Associated with Derivatives

Derivatives expose the Company to credit risk. If the counterparty fails to perform, the credit risk at that time would be equal to the net derivative asset position, if any, for that counterparty. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by the Company’s Risk Management area. The Company’s derivative positions as of September 30, 2012 were as follows

	Contract Amount
	September 30, 2012	December 31, 2011
	(dollars in thousands)
Fannie Mae mortgage-backed securities Forward commitments	$-	$-
Mandatory loan sale commitments	-	-
Best efforts sale commitments	14,995	7,471
Total commitments	$14,995	$7,471

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

Single Branch of AB&T National Bank

On June 30, 2012, the Company completed an acquisition of a single branch of AB&T National Bank located in Auburn, Alabama.  The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

	Acquired	Fair Value and Other Adjustments			As Recorded by Heritage Financial Group
Assets	(dollars in thousands)
Cash and cash equivalents	$146		$5,685	(a)	$5,831
Premises and equipment	1,741		-		1,741
Loans	10,890		(117	(b)	10,773
Core deposit intangibles	-		168	(c)	168
Other assets	43		-		43
Total Assets	$12,820		$5,736	(e)	$18,556

Liabilities
Noninterest-bearing deposits	$1,636	$			$1,636
Interest-bearing deposits	16,810		50	(d)	16,860
Other liabilities	26				26
Total Liabilities	$18,472		$50	(e)	$18,522

Explanations

(a)	The adjustment represents the cash received from AB&T to reflect the acquisition of excess liabilities assumed over assets purchased.
(b)	The adjustment represents the adjustment to fair market value of the loans assumed in the transaction.
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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.	SUBSEQUENT EVENTS

The Company filed a shelf offering on Form S-3 with the Securities and Exchange Commission (the “SEC”) on October 25, 2012. Under the shelf registration statement, which was declared effective by the SEC on November 7, 2012, the Company may offer and sell from time to time in the future, in one or more offerings, common stock, preferred stock, debt securities, warrants, depository shares, or units consisting of any combination of the foregoing.

Subsequent events and transactions that occurred after September 30, 2012 but prior to November 9, 2012, the date these financial statements were available to be issued, have been evaluated for potential recognition or disclosure in these financial statements.  There were no other subsequent events that require disclosure in the financial statements.

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

General.  Heritage Financial Group, Inc. (“Heritage” or the “Company”) is a $1.1 billion bank holding company headquartered in Albany, Georgia.  The principal business of Heritage is operating its wholly owned subsidiary, HeritageBank of the South (“HeritageBank” or the “Bank”).  Heritage primarily conducts commercial banking, retail banking and wealth management activities through its bank subsidiary.  As of September 30, 2012, HeritageBank operated in south Georgia, north central Florida and eastern Alabama through 23 full-service branch locations, 11 mortgage offices and 4 investment offices. HeritageBank provides credit based products, deposit accounts, corporate cash management, investment support and other services to commercial and retail clients.

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

2011 marked a milestone in our expansion activity with the purchase and assumption of two FDIC-assisted acquisitions near Savannah, Georgia and in Statesboro, Georgia.   In April 2012, we opened a commercial banking office in Macon, Georgia, and in June 2012, we completed the purchase of a single branch in Auburn, Alabama.  The Auburn, Alabama branch purchase resulted in the transfer of $12 million in loans and $19 million in deposits.  In August 2012, we hired a new management team to operate our mortgage division which is expected to lead significant growth in our mortgage business, particularly in the Atlanta, Georgia market.

Critical Accounting Policies

The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2011 with the exception of fair value accounting for residential mortgages held for sale.

Fair Value Accounting for Residential Mortgages Held for Sale. The primary financial instruments the Company carries at fair value for residential mortgage loans include interest rate lock commitments (“IRLCs”) and residential mortgage loans held-for-sale. The Company classifies IRLCs on residential mortgage loans, which are derivatives under ASC 815-10-15, on a gross basis within other liabilities or other assets. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pullthrough” rates are based on both the Company’s historical data and the current interest rate environment and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. As a result of the adoption of SAB No. 109, the loan servicing value is also included in the fair value of IRLCs.    For further information on the fair value accounting for residential mortgages held for sale, see Note 8 of the Condensed Notes to Consolidated Financial Statements contained in this Form 10-Q.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments.  The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates.  In addition to the commitments below, we had overdraft protection available in the amounts of $12.3 million at September 30, 2012.

	September 30,2012
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(In thousands)
Contractual obligations:
Federal Home Loan Bank advances	$-	$5,000	$20,000	$10,000	$35,000
Repurchase agreement	-	-	15,000	15,000	30,000
Other borrowings	5,833	-	-	-	5,833
Operating leases (premises)	329	856	547	1,849	3,581
Total advances and operating leases	$6,162	$5,856	$35,547	$26,849	$74,414

Off-balance sheet loan commitments:
Undisbursed portions of loans closed	$-	$-	$-	$-	$-
Commitments to originate loans	43,831	-	-	-	43,831
Unused lines of credit	60,785	7,401	3,299	16,071	87,556
Total loan commitments	104,616	7,401	3,299	16,071	131,387
Total contractual obligations and loan commitments	$110,778	$13,257	$38,846	$42,920	$205,801

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

General.  Total assets decreased by $34.9 million or -3.2% to $1.055 billion at September 30, 2012, from $1.090 billion at December 31, 2011.  Cash and due from banks, interest-bearing deposits and federal funds sold decreased $12.5 million, $26.1 million and $10.7 million, respectively from December 31, 2011 to September 30, 2012.  Securities available for sale declined $49.7 million or -19.2% from December 31, 2011 to September 30, 2012. Total loans, including loans held for sale increased by $74.1 million from December 31, 2011 to September 30, 2012, which included organic loan growth of $90.8 million and acquired loans of $12.2 million from the Auburn branch acquisition in part offset by a decrease in covered loans of $28.7 million and a decline in loans held for sale by $235,000.

Cash and Securities. The Company decreased the liquidity position, which includes bank deposits and federal funds sold, by $99.0 million or -27.6% to $259.4 million at September 30, 2012, from $358.4 million at December 31, 2011.

At September 30, 2012, our $209.3 million securities portfolio included $23.1 million in US government agency securities, $33.6 million in state and municipal securities, $2.1 million in corporate debt securities and $150.3 million in GSE residential mortgage-backed securities.  Although securities classified as available for sale may be sold from time to time to meet liquidity or other needs, it is not our normal practice to trade this segment of the investment securities portfolio. While management generally holds these assets on a long-term basis or until maturity, any short-term investments or securities available for sale could be converted at an earlier point, depending partly on changes in interest rates and alternative investment opportunities.  Based on our quarterly impairment analysis of these securities and their issues, we believe it is probable that we will be able to collect all amounts due under their contracts, net of previously recorded impairments.  The aggregate decrease in cash and due from banks, interest-bearing deposits and fed funds sold was primarily due to the use of excess liquidity to fund organic loans.

For the remainder of 2012, we expect to maintain cash, funds due from banks, federal funds sold and securities at elevated levels but do expect the declining trend for liquidity to continue in order to fund organic loan growth.  Maintaining excess liquidity does impact the net interest margin in a negative way in the short-term; however, the funding of organic loan growth with excess liquidity is expected to benefit the net interest margin going forward.  We also continue to anticipate additional organic loan growth for the remainder 2012 and plan to fund the growth with investment balance runoff gradually reducing liquid assets and liquidity at the same time we increase loans.  Future investment runoff will likely occur as a result of pay-downs, maturities, sales or calls.

Loans.  Our net loan portfolio increased $74.3 million, or 13.3%, to $634.9 million at September 30, 2012, from $560.6 million at December 31, 2011.  The increase was caused by $90.8 million of organic growth and acquired loans of $12.2 million from the Auburn branch acquisition, partially offset by a decrease in covered loans of $28.7 million.  We expect the loan portfolio to continue to grow as planned organic loan growth is expected to exceed pay downs in the portfolio.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Delinquencies and Non-performing Assets. As of September 30, 2012, loans past due for 30 to 89 days, excluding loans acquired in FDIC-assisted transactions, was $1.0 million or 0.19%, of non-FDIC acquired loans, compared to $371,000 or 0.09%, of non-FDIC acquired loans, at December 31, 2011.

The table below sets forth the amounts and categories of non-performing assets, excluding loans and OREO acquired in FDIC-assisted transactions at the dates indicated:

	September 30, 2012	December 31, 2011	Amount Change	Percent Change
	(Dollars in thousands)

Non-accruing loans	$16,358	$7,043	$9,315	132.2%
Foreclosed assets	1,403	3,356	(1,953)	-58.2%
Total	$17,761	$10,399	$7,362	70.1%

At September 30, 2012, our largest non-performing loan was $3.5 million classified as a troubled debt restructure and secured by commercial and undeveloped properties.  This loan was previously identified as a criticized asset and is adequately secured by the collateral.  Our second largest non-performing loan was $2.5 million, currently in bankruptcy, and secured by commercial properties.  This loan was previously identified as a criticized asset and is adequately secured based on the current appraisal.  Out third largest non-performing loan was $2.1 million secured by various residential and commercial properties.  Our fourth largest non-performing loan was $1.9 million secured by various residential and commercial properties.  This loan amount decreased from the balance of $3.9 million at December 31, 2010 due to a $2.0 million charge off during the first quarter of 2011.  The remainder of our non-performing loans consists of various consumer and commercial loans, none exceeding $1.0 million.  Current appraisals on real estate loans, expected cost of foreclosure or other disposition, and other probable losses on these loans are considered in our analysis of the allowance for loan losses.

Foreclosed assets decreased to $1.4 million at September 30, 2012, from $3.4 million at December 31, 2011.  Our largest foreclosed asset at September 30, 2012 was $1.1 million of undeveloped property.  The remainder of our foreclosed assets consists of various properties with no single property having a book value over $1.0 million.  All of these properties are being marketed actively for disposition.

 Our internally criticized (watch list) and classified assets, excluding FDIC-assisted transactions, decreased $3.9 million and totaled $29.3 million at September 30, 2012, compared to $33.2 million at December 31, 2011.  This includes loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories.  These balances include the aforementioned nonperforming loans, but do not include other real estate or repossessed assets.  These loans have been considered in management's determination of the adequacy of our allowance for loan losses.  Our internal loan review processes strive to identify weaknesses in loans prior to performance issues.  However, our processes do not always provide sufficient time to work out plans with borrowers that would avoid foreclosure and/or losses.

Non-performing assets for the current quarter increased $7.4 million and totaled $17.8 million at September 30, 2012, compared to $10.4 million at December 31, 2011.  We remain cautiously optimistic this increase in nonperforming assets was driven by already identified and classified assets moving through the resolution process as we aggressively identify and resolve problem assets.  We have taken actions to prevent losses in our current portfolio by actively managing problem assets through a special assets committee.  We have also taken steps to better evaluate the capital and liquidity positions of our commercial loan guarantors, particularly those involved in commercial real estate construction and development.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allowance for Loan Losses.  The allowance for loan and lease losses, net of FDIC acquired loans, was $8.5 million as of September 30, 2012 compared to $7.5 million as of December 31, 2011.  As a percentage of period-end loans excluding FDIC acquired, the allowance for loan and lease losses was 1.57% as of September 30, 2012 compared to 1.72% as of December 31, 2011.  The FDIC acquired loans did not have an allowance for loan and lease losses as of September 30, 2012 or December 31, 2011.

Third quarter 2012 provision expense for loans and leases was $1.9 million as compared to $1.1 million during the linked quarter and $1.0 million during the comparable year-over-year quarter.  Third quarter 2012 provision expense included $1.18 million of expense for FDIC acquired loans with $1.17 million related to the covered loans as compared to $341,000 of expense for FDIC acquired loans with $338,000 related to covered loans for the linked quarter and no provision expense for the comparable year-over-year quarter.  The provision expense for loans and leases, excluding FDIC acquired loans, remained stable at $750,000 for the current quarter compared to the linked quarter primarily driven by lower net charge-offs offset by organic loan growth during the quarter.  The increase in provision expense for FDIC acquired loans relative to the linked quarter was driven primarily by charge-offs in excess of loan discounts during the quarter.

The following tables present information related to loan type and asset quality as of the periods indicated.

	Loans by Type as of
	September 30, 2012	December 31, 2011	September 30, 2011
	(dollars in thousands)
Non-FDIC acquired loans:
Nonresidential	$193,392	$138,970	$129,730
Multifamily	19,805	15,797	13,754
Farmland	20,298	17,921	18,272
Construction and land	30,010	26,804	28,115
Mortgage loans, 1-4 families	157,551	129,745	134,269
Home equity	25,507	26,154	26,071
Consumer and other	26,521	23,872	21,955
Commercial and industrial	68,800	55,179	47,854
	541,884	434,442	420,020

Loans acquired through FDIC-assisted acquisitions:
Non-covered loans	14,291	18,721	24,714
Covered loans	78,757	107,457	116,206
	93,048	126,178	140,920
	$634,932	$560,620	$560,940

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Asset Quality Data (Excluding loans acquired through FDIC-Assisted acquisitions) as of
	September 30, 2012	December 31, 2011	September 30, 2011
	(dollars in thousands)
Allowance for loan losses to total loans	1.57%	1.72%	1.65%
Allowance for loan losses to average loans	1.61%	1.32%	1.29%
Allowance for loan losses to non-performing loans	52.15%	106.40%	86.78%
Accruing loans past due 30-89 days	$1,038	$371	$1,487
Nonaccrual loans	16,358	7,043	7,994
Loans - 90 days past due & still accruing	-	-	-
Total non-performing loans	16,358	7,043	7,994
OREO and repossessed assets	1,403	3,356	1,841
Total non-performing assets	$17,761	$10,399	$9,835
Non-performing loans to total loans	3.02%	1.62%	1.90%
Non-performing assets to total assets	1.68%	0.95%	0.89%
Net charge-offs QTD to average loans (annualized)	0.24%	0.04%	0.73%
Net charge-offs QTD	$320	$37	$650

For further information on the loan portfolio and allowance for loan losses, see Note 5 of the Condensed Notes to Consolidated Financial Statements contained in this Form 10-Q.

Premises and Equipment.  Premises and equipment increased approximately $3.3 million or 11.3% at September 30, 2012 to $32.9 million compared to December 31, 2011.  A large part of the increase was related to the Auburn, Alabama branch purchase of $1.7 million.  In addition, we completed the construction of the Macon, Georgia branch for $733,000 and currently have the Valdosta, Georgia branch under construction at $464,000.

Intangible Assets and Goodwill.   Intangible assets and goodwill decreased $422,000 or -8.7% to $4.4 million compared to December 31, 2011 resulting from the amortization of the intangible assets in part offset by the addition of a deposit intangible of $168,000 related to the June 2012 Auburn branch acquisition.

FDIC Loss-share Receivable.  FDIC loss-share receivable decreased $16.2 million or -19.3% to $67.7 million compared to December 31, 2011 primarily driven by reimbursements collected from the FDIC at $13 million and net negative accretion of $2.9 million.  For further information on the FDIC loss-share receivable, see Note 6 of the Condensed Notes to Consolidated Financial Statements contained in this Form 10-Q.

Cash Surrender Value of Bank-owned Life Insurance.   Cash surrender value of bank-owned life insurance increased $7.6 million or 48.4% to $23.2 million compared to December 31, 2011 resulting from the 2012 purchases of life insurance.

Deposits.  Total deposits decreased $39.1 million or -4.4% to $845.1 million at September 30, 2012 compared with $884.2 million at December 31, 2011.  The decrease was primarily driven by planned deposit runoff of $57.8 million in part offset by acquired deposits of $18.7 million related to the Auburn branch acquisition.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Federal Home Loan Bank Advances and Other Borrowings.  The total amount of Federal Home Loan Bank advances remained the same at $35.0 million at September 30, 2012 and December 31, 2011.  Federal funds purchased and securities sold under agreements to repurchase increased to $35.8 million at September 30, 2012 compared with $35.0 million at December 31, 2011.

Equity.  Total equity decreased $2.3 million or -1.9% to $121.8 million at September 30, 2012, compared with $124.1 million at December 31, 2011, primarily the result of the repurchase of stock of $6.2 million, the payment of dividends of $1.0 million and other comprehensive loss of $593,000, partially offset by net income of $4.3 million for the nine months ended September 30, 2012, stock-based compensation of $626,000, and the allocation of $496,000 in ESOP shares which increased equity.

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

	Three Months Ended September 30,
	2012				2011
	(Dollars in Thousands)
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate

Interest-Earning Assets:
Loans	$622,643		$13,411	8.57%	$537,822		$8,819	6.51%
Investment Securities	235,862		1,322	2.23	201,763		1,220	2.40
Other short-term investments	24,814		20	0.32	129,658		109	0.33
Total interest-earning assets	883,319		14,753	6.64	869,243		10,148	4.69
Non-interest earning assets	186,811				170,435
Total assets	1,070,130				1,039,678

Interest-Bearing Liabilities:
Interest checking, money market, savings	475,975		313	0.26%	453,752		871	0.76%
Time deposits	292,272		944	1.28	307,592		1,177	1.52
Total interest-bearing deposits	768,247		1,257	0.65	761,344		2,048	1.07
Securities sold under repurchase agreements and short-term borrowings	69,242		681	3.91	68,678		687	3.97
Total interest bearing liabilities	837,489		1,938	0.92	830,022		2,735	1.31

Non-interest bearing liabilities:
Demand deposits
Other liabilities	94,453				77,107
Total non-interest bearing liabilities	13,304				8,713
Total liabilities	107,757				85,820
Shareholder’s equity	124,884				123,836
Total liabilities and shareholder’s equity	1,070,130				1,065,701

Net interest income			$12,815				$7,413
Net interest rate spread				5.72%				3.38%
Net earning assets	$45,830				$39,221
Net interest margin				5.77%				3.44%

Average interest-earning assets to average interest-bearing Liabilities	1.05	x			1.05	x

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,
	2012				2011
	(Dollars in Thousands)
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
Interest-Earning Assets:
Loans	$592,060		$34,482	7.78%	$500,406		$23,582	6.30%
Investment Securities	249,826		4,113	2.20	213,518		4,070	2.55
Other short-term investments	37,613		102	0.36	78,296		229	0.39
Total interest-earning assets	879,499		38,697	5.88	792,220		27,881	4.76
Non-interest earning assets	186,202				164,402
Total assets	1,065,701				956,622

Interest-Bearing Liabilities:
Interest checking, money market, savings	470,557		1,070	0.30%	404,213		2,545	0.84%
Time deposits	300,657		2,695	1.20	271,213		3,334	1.64
Total interest-bearing deposits	771,214		3,765	0.65	675,966		5,879	1.16
Securities sold under repurchase agreements and short-term borrowings	68,368		2,026	3.96	82,601		2,114	3.42
Total interest bearing liabilities	839,582		5,791	0.92	758,567		7,993	1.41

Non-interest bearing liabilities:
Demand deposits	89,719				68,396
Other liabilities	11,248				7,449
Total non-interest bearing liabilities	100,967				75,845
Total liabilities	940,549				834,412
Shareholder’s equity	125,152				122,210
Total liabilities and shareholder’s equity	1,065,701				956,622

Net interest income			$32,906				$19,888
Net interest rate spread				4.96%				3.35%
Net earning assets	$39,917				$33,653
Net interest margin				5.00%				3.41%

Average interest-earning assets to average interest-bearing Liabilities	1.05	x			1.04	x

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	Three Months Ended September 30,
	2012 vs. 2011
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$5,518	$(926)	$4,592
Investment Securities	818	(716)	102
Other short-term investments	(350)	261	(89)
Total interest-earning assets	$5,986	$1,381	$4,605

Interest-bearing liabilities:
Interest checking, money market, savings	169	(727)	(558)
Time deposits	(233)	-	(233)
Securities sold under repurchase agreements and short-term borrowings	22	(28)	(6)
Total interest bearing liabilities	$(42)	$(755)	$(797)

Net interest income			$5,402

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,
	2012 vs. 2011
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$5,775	$5,125	$10,900
Investment Securities	925	(882)	43
Other short-term investments	(159)	32	(127)
Total interest-earning assets	$6,541	$(4,275)	$10,816

Interest-bearing liabilities:
Interest checking, money market, savings	558	(2,033)	(1,475)
Time deposits	474	(1,113)	(639)
Securities sold under repurchase agreements and short-term borrowings	(487)	399	(88)
Total interest-bearing liabilities	$545	$(2,747)	$(2,202)

Net interest income			$13,018

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three and Nine Month Periods Ended September 30, 2012 and 2011

General.  During the three and nine months ended September 30, 2012, we recorded net income of $2.0 million and $4.3 million, respectively, compared to net income of $1.7 million and $2.5 million, respectively, for the same periods in 2011.  Basic and diluted earnings per share for the three and nine months ended September 30, 2012 were $0.25 and $0.54, respectively, compared to basic and diluted earnings per share of $0.21 and $0.30, respectively, for the same periods in 2011.  The improvement in operating results for the three and nine months ended September 30, 2012 was primarily driven by growth in net interest income partially offset by increased noninterest expense and a reduction in noninterest income driven by increased negative net accretion for the FDIC loss-share receivable.

Interest Income.  Total interest income for the three and nine months ended September 30, 2012, increased $4.5 million and $10.5 million, respectively, or 44.4% and 37.7%, respectively, compared to the same periods in 2011.  The increase was due to growth in average interest-earning assets for the three and nine months ended September 30, 2012 of $14.1 million and $87.3 million, respectively, or 1.6% and 11.0%, respectively, compared to the same periods in 2011.  These increases in the average balance of earning assets for the three and nine months ended September 30, 2012 were coupled with an increase of 195 basis points and 112 basis points, respectively, in the yield on average-earning assets to 6.64% and 5.88%, respectively, as compared to 4.69% and 4.76%, respectively, for the same periods in 2011.

The increase in average interest-earning assets was due primarily to organic and FDIC-assisted loan growth as compared to the prior year.  Our overall yield on average interest-earning assets increased in 2012 primarily driven by the increase in yield on loans acquired in FDIC-assisted acquisitions compared to the prior year which carry a higher interest rate as compared to traditional loans.

Interest income on loans, including loans held for sale, for the three and nine months ended September 30, 2012 was $13.4 million and $34.5 million, respectively, compared to $8.8 million and $23.6 million, respectively, for the same periods in 2011.  The increase in interest income on loans was primarily the result of the loans acquired in our FDIC-assisted transactions and our expansion into the Valdosta, Statesboro, Macon and Auburn markets, which was reflected in the increase of average loans for the three and nine months ended September 30, 2012 of $84.8 million and $91.7 million, respectively.  Also, positively impacting the increase in interest income on loans was a solid increase in the weighted average yield on loans for the three and nine months ended September 30, 2012 of 206 basis points and 148 basis points, respectively, to 8.57% and 7.78%, respectively.  The improvement in the loan yields was primarily driven by improved accretion on the FDIC-acquired loans for the periods presented.

Interest income on investment securities for the three and nine months ended September 30, 2012 was $1.3 million and $4.1 million, respectively, compared to $1.2 million and $4.1 million, respectively, for the same periods in 2011.  The weighted average yield on investments for the three and nine months ended September 30, 2012 declined 17 basis points and 35 basis points, respectively, to 2.23% and 2.20%, respectively.  However, growth in the average balance of investment securities for the three and nine months ended September 30, 2012 of $34.1 million and $36.3 million, respectively, to $235.9 million and $249.8 million, respectively, positively impacted the interest income on investment securities as we invest excess liquidity.  We continue to anticipate the yield on our investment portfolio to decline during this low interest rate environment as maturing investments are replaced with lower yielding investments.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense.  Total interest expense for the three and nine months ended September 30, 2012 decreased $797,000 and $2.2 million, respectively, or 29.1% and 27.6%, respectively, compared to the same periods in 2011.  The decrease in interest expense was primarily the result of a decline in the weighted average cost of interest-bearing liabilities for the three and nine months ended September 30, 2012 of 39 basis points and 49 basis points, respectively, to 0.92% and 0.92%, respectively.  The decrease in interest expense was in part offset by growth in the average balance of interest-bearing liabilities for the three and nine months ended September 30, 2012 of $7.5 million and $81.0 million, respectively, or 0.9% and 10.7%, respectively, compared to the same periods in 2011.  We expect the decline in the cost of interest-bearing liabilities to be minimal going forward unless market interest rates either increase or decrease significantly.

Interest expense on deposits for the three and nine months ended September 30, 2012 was $1.3 million and $3.8 million, respectively, compared to $2.0 million and $5.9 million, respectively, compared to the same periods in 2011.  The decrease in interest expense on deposits for the three and nine months ended September 30, 2012 was driven by a decline in the weighted average cost on deposits of 42 basis points and 51 basis points, respectively, compared to the same periods in 2011, due to a decrease in market rates of interest.  The decrease in interest expense was in part offset by growth in interest-bearing deposits primarily the result of the deposits acquired in our FDIC-assisted transactions and our expansion into the Valdosta, Statesboro, Macon and Auburn markets, which was reflected in the increase in the average balance of the interest-bearing deposits portfolio for the three and nine months ended September 30, 2012 of $6.9 million and $95.2 million, respectively.

Interest expense on other borrowings, consisting of Federal Home Loan Bank advances, federal funds purchased and securities sold under agreement to repurchase, for the three and nine months ended September 30, 2012 decreased $6,000 and $89,000, respectively, compared to the same periods in 2011.  The decrease in the interest expense on other borrowings for the three months ended September 30, 2012 was primarily driven by a reduction in the weighted average rate paid on these borrowings of 6 basis points compared to the same period in 2011.  The decrease in the interest expense on other borrowings for the nine months ended September 30, 2012 was primarily driven by a reduction in the average balance of other borrowings of $14.2 million compared to the same period in 2011.  The decrease in interest expense for the nine months ended September 30, 2012 was offset in part by an increase in the weighted average rate paid on these borrowings 54 basis points compared to the same period in 2011.

Net Interest Income.  Net interest income for the three and nine months ended September 30, 2012 increased $5.3 million and $12.7 million, respectively, or 71.5% and 63.9%, respectively, compared to the same periods in 2011.  The overall increase was primarily driven by an increase in the yield and balance of interest-earning assets on top of a decline in the cost of interest-bearing liabilities partially offset by balance growth in interest-bearing liabilities.  The net interest spread for the three and nine months ended September 30, 2012 increased 234 basis points and 160 basis points, respectively, to 5.72% and 4.96%, respectively, as compared to the same periods in 2011.  The net interest margin for the three and nine months ended September 30, 2012 improved 233 basis points and 159 basis points, respectively, to 5.77% and 5.00%, respectively, from the same periods in 2011.  The primary reason the net interest margin for the three and nine months ended September 30, 2012 increased significantly was the result of increased loan accretion for FDIC acquired loans increasing the weighted average yield on loans 206 basis points and 148 basis points, respectively, as compared to the same periods in 2011.  We also expect loan accretion for FDIC acquired loans to continue to positively impact the net interest margin for the remainder of 2012.

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

Provision for Loan Losses.  During the three and nine months ended September 30, 2012, we recorded provision for loan losses expense of $1.9 million and $3.4 million, respectively, which was an increase compared to $1.0 million and $2.3 million, respectively, for the same periods in 2011.  The increase in provision expense was primarily driven by FDIC acquired provision expense for the three and nine months ended September 30, 2012 of $1.2 million and $1.5 million, respectively, where 80% of the expense related to covered loans is reimbursable from the FDIC.  The remaining provision expense for noncovered loan losses, excluding FDIC-acquired, trended lower for the three and nine months ended September 30, 2012 primarily driven by a reduction in annualized net charge-offs offset in part by organic loan growth as compared to the same periods in 2011. The following table presents the provision for loan expense in more detail for the periods indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
		(Dollars in thousands)
Provision for loan losses – noncovered(1)	$750	$1,000	$1,900	$2,300
Provision for loan losses – FDIC acquired noncovered	12	-	12	-
Provision for loan losses – noncovered	762	1,000	1,912	2,300

Provision for loan losses- FDIC acquired covered	1,172	-	1,513	-
Provision for loan losses	$1,934	$1,000	$3,425	$2,300

(1)	The amounts exclude the impact of provision expense for noncovered FDIC acquired loans.

  For further information on the loan portfolio and allowance for loan losses, see the Delinquencies and Non-performing Assets and Allowance for Loan Losses of this section and  see Note 5 of the Condensed Notes to Consolidated Financial Statements contained in this Form 10-Q.

Noninterest Income.  Noninterest income for the three months ended September 30, 2012 decreased $1.5 million or 26.0% compared to the same period in 2011. However, after excluding securities transactions, gain on acquisitions and accretion FDIC loss-share receivable, noninterest income increased $1.3 million, or 41.5%, to $4.6 million for the three months ended September 30, 2012 compared to the same period in 2011.

A summary of noninterest income, excluding the gain on securities, gain on acquisitions and accretion FDIC loss-share receivable, is as follows for the periods indicated:

	Three Months Ended September 30,
	2012	2011	$ Chg	% Chg
	(Dollars in thousands)
Service charges on deposit accounts	$1,285	$1,267	$18	1.4%
Bankcard services income	783	685	98	14.3
Other service charges, commissions and fees	80	61	19	31.2
Brokerage fees	467	328	139	42.4
Mortgage banking activities	1,689	719	970	134.9
Bank owned life insurance	210	146	64	43.8
Other	59	25	34	136.0
Total noninterest income	$4,573	$3,231	$1,342	41.5%
Noninterest income as a percentage of average assets (annualized)	1.71%	1.24%

The increase in service charges on deposit accounts was primarily driven by increased fees for services per account and an overall increase in the customer base offset in part by a reduction in overdraft fees.

The increase bankcard services income was primarily driven by our increased customer base and usage.

The improvement in brokerage fees was primarily driven by our expansion of brokerage offices.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The increase in mortgage banking activities was primarily driven by increased volume resulting in an increase of $634,000 and the fair value election on mortgage loans held for sale resulting in an increase of $336,000 for 2012.

Noninterest income decreased $3.5 million, or 24.3%, to $10.8 million for the nine months ended September 30, 2012 compared to $14.3 million for the same period in 2011.  However, after excluding securities transactions, gain on acquisitions and accretion FDIC loss-share receivable from noninterest income, noninterest income increased $2.6 million, or 29.5%, to $11.6 million for the nine months ended September 30, 2012 compared to $8.9 million for the same period in 2011.

A summary of noninterest income, excluding the gain on securities, gain on acquisitions, gain on bank owned life insurance and accretion FDIC loss-share receivable, is as follows for the periods indicated:

	Nine Months Ended September 30,
	2012	2011	$ Chg	% Chg
	(Dollars in thousands)
Service charges on deposit accounts	$3,441	$3,540	$(99)	-2.8%
Bankcard services income	2,437	1,946	491	25.2
Other service charges, commissions and fees	238	205	33	16.1
Brokerage fees	1,375	1,088	287	26.4
Mortgage banking activities	3,316	1,611	1,705	105.8
Bank owned life insurance	561	440	121	27.5
Other	194	96	98	102.1
Total noninterest income	$11,562	$8,926	$2,636	29.5%
Noninterest income as a percentage of average assets (annualized)	1.08%	0.93%

The decrease in service charges on deposit accounts was primarily driven by a per account reduction in overdraft fees offset in part by an increase in fees for services per account and an overall increase in the customer base.

The bankcard services income was primarily driven by our increased customer base and usage.

The improvement in brokerage fees was primarily driven by our expansion of brokerage offices.

The increase in mortgage banking activities was primarily driven by increased volume resulting in an increase of $1.4 million and the fair value election on mortgage loans held for sale resulting in an increase of $336,000 for 2012.

Accretion for FDIC loss-share receivable for the three and nine months ended September 30, 2012 turned negative $1.6 million and $2.2 million, respectively, compared to positive accretion of $448,000 and $453,000, respectively for the three and nine months ended for the same periods in 2011.  The accretion turned negative as a result of improvement in the expected cash flows of the loss-share performing portfolios and the FDIC true-up liability accrual of $484,000 for both the three and nine months ended September 30, 2012 in part offset by increased provision expense on covered loans of $1.2 million and $1.5 million, respectively, for the three and nine months ended September 30, 2012 compared to no provision expense for covered loans for the same periods in 2011.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense.  Noninterest expense increased $2.2 million, or 22.5%, to $12.0 million for the three months ended September 30, 2012 compared to $9.8 million for the same period in 2011.

A summary of noninterest expense is as follows for the periods indicated:

	Three Months Ended September 30,
	2012	2011	$ Chg	% Chg
	(Dollars in thousands)
Salaries and employee benefits	$6,380	$5,384	$996	18.5%
Equipment	609	516	93	18.0
Occupancy	707	685	22	3.2
Advertising and marketing	114	167	(53)	-31.7
Legal and accounting	204	118	86	72.9
Consulting & other professional fees	149	207	(58)	-28.0
Directors fees and retirement	245	160	85	53.1
Telecommunications	236	206	30	14.6
Supplies	163	156	7	4.5
Data processing fees	1,004	857	147	17.2
(Gain) loss on sales and write-downs of other real estate owned	90	(139)	229	-164.7
Gain on sales and write-downs of FDIC acquired other real estate owned	(33)	(246)	213	-86.6
Foreclosed asset expenses	177	288	(111)	-38.5
Foreclosed FDIC acquired asset expenses	563	-	563	NM (1)
FDIC insurance and other regulatory fees	276	128	148	-115.6
Acquisition related expenses	14	299	(285)	-95.3
Deposit intangible expenses	194	183	11	6.0
Other operating	886	810	76	9.4
Total noninterest expenses	$11,978	$9,779	$2,199	22.5%
Noninterest expenses as a percentage of average assets (annualized)	4.48%	3.76%

(1)	NM – The percentage change is not considered meaningful.

The increase in salaries and employee benefits was primarily due the one-time, early retirement charge for 2012 of $641,000 and an increase of 3 full-time equivalent employees (“FTE’s”), or 1.0%, from the prior year related to our market expansion activity.

The increase in equipment, occupancy, data processing, and other operating expenses was due to the expanded branch network.

The decrease in acquisition related expenses was result of elevated expenses experienced in the same period for 2011 related to the First Southern FDIC-assisted acquisition.

During 2012, we recorded a modest loss on the sale of OREO, excluding FDIC-acquired, compared to a gain recorded in 2011.  During 2012, we recorded gains on the sale of FDIC-acquired OREO assets lower than the same period in 2011.

Foreclosed asset expense for FDIC acquired assets was up from the prior year related to the improved resolution process for these assets.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A summary of noninterest expense is as follows for the periods indicated:

	Nine Months Ended September 30,
	2012	2011	$ Chg	% Chg
	(Dollars in thousands)
Salaries and employee benefits	$17,375	$14,635	$2,740	18.7%
Equipment	1,983	1,295	688	53.1
Occupancy	2,051	1,666	385	23.1
Advertising and marketing	509	551	(42)	-7.6
Legal and accounting	546	495	51	10.3
Consulting & other professional fees	386	584	(198)	-33.9
Directors fees and retirement	535	548	(13)	-2.4
Telecommunications	756	556	200	36.2
Supplies	463	396	67	16.9
Data processing fees	2,700	1,990	710	35.7
(Gain) loss on sales and write-downs of other real estate owned	(58)	798	(856)	-107.3
Gain on sales and write-downs of FDIC acquired other real estate owned	(108)	(291)	183	62.9
Foreclosed asset expenses	617	703	(86)	-12.2
Foreclosed FDIC acquired asset expenses	1,191	-	1,191	NM
FDIC insurance and other regulatory fees	785	775	10	1.3
Acquisition related expenses	414	1,056	(642)	-60.8
Deposit intangible expenses	590	485	105	21.6
Other operating	2,718	1,976	742	37.5
Total noninterest expenses	$33,453	$28,218	$5,235	18.6%
Noninterest expenses as a percentage of average assets (annualized)	3.14%	2.95%

(1)	NM – The percentage change is not considered meaningful.

The increase in salaries and employee benefits was primarily due to the increase of 26 FTE’s, or 8.8%, from the prior year related to our acquisition activity and a one-time, early retirement charge for 2012 of $641,000.

The increase in equipment, occupancy, data processing, and other operating expenses is due to the expanded branch network.

The decrease in acquisition related expenses is the result of elevated expenses experienced in the same period for 2011 related to the Citizens and First Southern FDIC-assisted acquisitions.

During 2012, we recorded a modest gain on the sale of OREO, excluding FDIC-acquired, compared to losses recorded in 2011.  During 2012, we recorded gains on the sale of FDIC-acquired OREO assets lower than the same period in 2011.

Foreclosed asset expense for FDIC acquired assets was up from the prior year related to the improved resolution process for these assets.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Tax Expense.  Income tax expense for the three and nine months ended September 30, 2012 was $1.2 million and $2.2 million, respectively, compared to income tax expense of $786,000 and $1.2 million, respectively, for the same periods in 2011.  Our effective tax rate for the three and nine months ended September 30, 2012 was 36.8% and 33.8%, respectively, compared to 31.1% and 32.5%, respectively, for the same periods in 2011.

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

If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our unpledged investment portfolio.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At September 30, 2012, the Bank had total federal funds credit lines with six correspondent banks of $74.0 million, with no outstanding advances.  The Bank also maintains a credit facility with the FHLB of $121.9 million with total outstanding advances of $35.0 million at September 30, 2012.

At September 30, 2012, total deposits decreased $15.2 million, or 1.8%, to $845.1 million for the third quarter of 2012 compared to $860.3 million for the linked quarter primarily driven by planned runoff of time deposit customers.  Total deposits decreased $39.1 million, or 4.4%, from $884.2 million for the same period in 2011 primarily driven by planned runoff of time and acquired deposits.  Federal funds purchased and securities sold under agreements to repurchase increased $4.1 million, or 12.9%, to $35.8 million for the third quarter of 2012 as compared to $31.7 million for the linked quarter and increased $800,000 from $35.0 million for the same period in 2011.  Also, FHLB advances were unchanged at $35 million for the third quarter of 2012 compared to the linked quarter and the same period in 2011.

The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Risk Management Committee with day to day responsibility delegated to the Asset/ Liability Management Committee (“ALCO”) and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2012, were considered satisfactory.  At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds.  The Company is aware of no events or trends likely to result in a negative material change in liquidity.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 detail cash flows from operating, investing and financing activities.  For the nine months ended September 30, 2012, net cash used for financing activities was $64.0 million offset in part by net cash provided from operating and investing activities of $32.1 million and $19.5 million, respectively, resulting in a net decrease in cash to $22.0 million as compared to the same period in 2011.

The Company filed a shelf offering on Form S-3 with the Securities and Exchange Commission (the “SEC”) on October 25, 2012. Under the shelf registration statement, which was declared effective by the SEC on November 7, 2012, the Company may offer and sell from time to time in the future, in one or more offerings, common stock, preferred stock, debt securities, warrants, depository shares, or units consisting of any combination of the foregoing.

The aggregate offering price of all securities that may be sold under the registration statement will not exceed $60 million. This shelf offering will give the Company flexibility to take advantage of acquisition opportunities that may arise in the future by accessing the capital markets on a timely and cost-effective basis. The specifics of any future offering, along with the prices and terms of any such securities offered by the Company, will be determined at the time of any such offering and will be described in detail in a prospectus supplement filed in connection with such offering. At this present time, the Company has no specific plans for an offering.

Regulatory Capital Ratios for the Company and HeritageBank of the South at September  30, 2012

The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities.  The following table reflects the Company’s and the Bank’s compliance at September 30, 2012 with regulatory capital requirements.  These calculations are based on total risk weighted assets of $646.8 million consolidated and $629.2 million for the Bank as of September 30, 2012, and average total assets of $1.07 billion consolidated and $1.06 billion for the Bank for the three months ended September 30, 2012.  These consolidated capital ratios are based on the capital requirements for bank holding companies issued by the Board of Governors of the Federal Reserve System.  The Georgia Department of Banking and Finance, by policy, requires the Bank to maintain 4% of Tier 1 capital to average total assets of the Federal Reserve Requirements included in the table.

	Actual		For Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets
Consolidated	$124,092	19.2%	$51,746	8.0%	N/A
HeritageBank of the South	106,904	17.0%	50,337	8.0%	$62,922	10.0%

Tier I Capital to Risk Weighted Assets
Consolidated	116,213	18.0%	25,873	4.0%	N/A
HeritageBank of the South	99,024	15.7%	25,169	4.0%	37,753	6.0%

Tier I Capital to Average Total Assets
Consolidated	116,213	10.9%	42,836	4.0%	N/A
HeritageBank of the South	99,024	9.3%	42,374	4.0%	52,968	5.0%

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s strategy is to mitigate interest risk to the greatest extent possible. Based on our analysis of the Company’s overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk.  These strategies aim to achieve neutrality to interest rate risk.  Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates.  As of September 30, 2012, a drop in interest rates would increase our net interest income and an increase in rates would decrease our net interest income, also known as being “liability sensitive.”  The modest liability sensitivity position was in part driven by our decision to use excess cash for investments and allow time deposits to rolloff.  We plan to mitigate the liability sensitivity position by focusing our efforts to extend liabilities and increase variable rate assets.  We feel the level of interest rate risk is at an acceptable level, and is within our internal policy limits.

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

Effect
Market	on Net
Rate	Interest
Change	Income

+400	-3.3%
+300	-3.0%
+200	-2.4%
+100	0.1%
-100	1.6%

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) under the Securities Exchange Act (the “Exchange Act”)) as of September 30, 2012, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 40-day period preceding the filing date of this quarterly report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective in ensuring that the information required to disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including its Chief Executive Officer and Chief Financial Officer) in a timely manner; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

b)	Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities during the quarter ended September 30, 2012.

On July 25, 2011, the Company announced that in connection with the 2011 Equity Incentive Plan that a new stock repurchase program was authorized where the Company may repurchase during the coming year up to 163,852 shares, or 2% of its currently outstanding publicly held shares of common stock.  As of September 30, 2012, the Company had purchased all 163,852 shares at a weighted average price of $11.43 per share under the plan for a total of $1.9 million.

In December 2011, the Company’s Board of Directors authorized another stock repurchase program.  The program authorizes the Company to repurchase up to 435,000 shares.  As of September 30, 2012, the Company had purchased all 435,000 shares at a weighted average price of $13.04 per share under the plan for a total of $5.7 million.

In October 2012, the Company's Board of Directors approved another stock repurchase program expiring in October 2013, which authorizes the repurchase of 397,000 shares of common stock, or approximately 5% of the shares currently outstanding.

The repurchases may be made from time to time in open-market or negotiated transactions as deemed appropriate by the Company and will depend on market conditions.

	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July	-	$-	-	260,126
August	10,197	$13.35	10,197	249,929
September	249,929	$13.55	249,929	-
Total	260,126	$$13.54	260,126	-

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

Index

ITEM 6.	EXHIBITS

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2.7	Purchase and Assumption Agreement dated April 6, 2012, between HeritageBank of the South and AB&T National Bank	a
3.0	Form S-3	b
12.1	Ratio of Earnings to Fixed Charges	12.1
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	31.2
32	Section 1350 Certifications	32
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

a	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on April 11, 2012.
b	Form S-3 was filed by Heritage Financial Group, Inc. with the SEC on October 25, 2012.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP, INC.

Date:	November 9, 2012	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President and Chief Executive Officer

Date:	November 9, 2012	By:	/s/ T. Heath Fountain
T. Heath Fountain
Executive Vice President,
Chief Administrative Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)