Form 10-K
period 2012-12-31
Heritage Financial Group Inc
filed 2013-03-15
CIK 1493491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

None

(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       ☐Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer	☒ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐Yes    ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $98.2 million, based on the closing sale price of $12.87 per share for the registrant’s common stock on Nasdaq Global Market on that date.

As of March 15, 2013, there were 7,881,260 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders.

PART I

Item 1. Business

General

Heritage Financial Group, Inc. (“Heritage” or the “Company”) is a $1.1 billion holding company headquartered in Albany, Georgia.  Heritage primarily conducts commercial banking, retail banking and wealth management activities through its wholly owned subsidiary, HeritageBank of the South (“HeritageBank” or the “Bank”).  As of December 31, 2012, HeritageBank operated in south Georgia, north central Florida and eastern Alabama through 20 full-service branch locations, 13 mortgage offices and 4 investment offices. HeritageBank provides credit based products, deposit accounts, corporate cash management, investment support and other services to commercial and retail clients.

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

At December 31, 2012, we had total assets of $1.1 billion, loans of $670.0 million, deposits of $869.6 million and stockholders’ equity of $120.6 million. Our executive offices are located at 721 N. Westover Boulevard, Albany, Georgia 31707. Our common stock is traded on the Nasdaq Global Market under the symbol “HBOS.” For more information about our business, see Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operation – General.

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

2011 marked a milestone in our expansion activity with the purchase and assumption of two FDIC-assisted acquisitions near Savannah, Georgia and in Statesboro, Georgia.   In April 2012, we opened a commercial banking office in Macon, Georgia, and in June 2012, we completed the purchase of a single branch in Auburn, Alabama.  The Auburn, Alabama branch purchase resulted in the transfer of $11 million in loans and $19 million in deposits.  In August 2012, we hired a new management team to operate our mortgage division which is expected to lead significant growth in our mortgage business, particularly in the Atlanta, Georgia market.  In March 2013, we completed the FDIC-assisted whole-bank purchase of Frontier Bank, a nine branch full service bank based in LaGrange, Georgia with approximately $111.0 million in loans and $224.0 million in deposits.

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

Market Area

We intend to continue to be a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.  We are headquartered in Albany, Georgia.  At December 31, 2012, we primarily served our markets in southern Georgia through offices in Albany, Macon, Savannah, Statesboro, and Valdosta, north central Florida through offices in Ocala and Lake City and eastern Alabama through an office in Auburn-Opelika.  We occasionally make loans beyond our market area to meet customer needs and to develop new business.

The following table sets forth our deposit market share by market area, including acquisitions, as of June 30, 2012, based on the most recent data available from the Federal Deposit Insurance Corporation (“FDIC”).  Most of our market areas fall within Metropolitan Statistical Areas (“MSA”) and were selected based on the market area’s significance to our operations.

Market Area	Market Share	Market Share Rank	Institutions in Market
Albany, Georgia MSA	15.9%	1	16
Macon, Georgia MSA	0.0	17	18
Statesboro, Georgia	14.9	4	8
Savannah, Georgia MSA	2.3	10	24
Valdosta, Georgia MSA	1.0	16	21
Ocala, Florida MSA	1.2	16	22
Lake City, Florida	4.9	6	7
Auburn-Opelika, Alabama MSA	0.9	13	17

Information regarding the local economy, major employers, unemployment levels and recent and projected population growth in our eight market areas is provided below.  (The unemployment and demographic (population) data was obtained from the website of SNL Financial at www.snl.com.  SNL Financial is a provider of news, financial data and analysis on the banking business.)  Overall, these eight market areas are experiencing higher unemployment levels than the nation or their respective states.  As of December 2012, the national unemployment rate was 7.8%, and the rates in Georgia, Florida and Alabama were 8.8%, 7.9% and 6.5%, respectively.

Southwest Georgia Market - Albany MSA.  The Albany MSA was historically based on manufacturing and agriculture, but it has become more service-oriented.  Median household income and per capita income are below the state and national averages, reflecting the rural nature of the market and limited availability of high paying white collar and technical jobs.  As of December 2012, the market area reported an unemployment rate of 9.7%, compared with 9.9% for the same period in the prior year and 7.8% for the national average.  Major employers in the MSA include the Marine Corps Logistic Base, Phoebe Putney Memorial Hospital, Procter & Gamble, Teleperformance USA, Albany State University, Darton College, and MillerCoors Brewing Company.  This MSA has a population of approximately 157,000, and the population growth in this MSA is projected to remain relatively flat with a negative growth rate of 0.1% through 2016.

South Middle Georgia Market - Macon MSA.  The Macon MSA is centrally located in Georgia and offers extensive access to rail, road and air supply lines which make the MSA excellent for warehousing and distribution.  Median household income and per capita income are below the state and national averages, reflecting the limited availability of high paying white collar and technical jobs.  As of December 2012, the market area reported an unemployment rate of 9.2%, compared with 13.7% for the same period in the prior year and 7.8% for the national average.  Major employers in the MSA include the Robins Air Force Base, Medical Center Interventional, Pavilion, and Mercer University.  This MSA has a population of approximately 233,000, and the population growth in this MSA is projected to increase at a rate of 1.0% through 2016.

South Georgia Market – Valdosta MSA.  The Valdosta MSA is a traditional manufacturing and agriculture economy that has become more service-oriented.  Median household income levels are below the state and national averages, reflecting the rural economy and limited availability of higher paying white collar and technology jobs.  As of December 2012, the market area reported an unemployment rate of 8.5%, compared with 8.6% for the same period in the prior year and 7.8% for the national average.  Major employers in the area include Moody Air Force Base, with approximately 6,000 personnel.  Other major employers include South Georgia Medical Center, Lowe’s Home Centers, Conversys Corporation, and Valdosta State University.  Valdosta is a regional hub for communities in south Georgia.  This market has a population of approximately 142,000, and the population growth in this MSA is projected to increase at a rate of 7.8% through 2016.

Southeast Georgia Market – Statesboro.  The Statesboro market is a service-based economy.  Median and household income levels are below the state and national averages.  As of December 2012, the market area reported an unemployment rate of 10.0%, compared with 10.0% for the same period in the prior year and 7.8% for the national average.  Major employers in the area include Georgia Southern University, Briggs & Stratton Corp., East Georgia Regional Medical Center and Viracon Georgia, Inc.  Statesboro is a regional retail hub for many small communities in southeast Georgia.  This market has a population of approximately 71,000, and the population growth in this market area is projected to increase at a rate of 8.4% through 2016.

Southeast Georgia Market – Savannah MSA.  The Savannah MSA is a five-tiered economy consisting of manufacturing, the port and transportation, tourism, the military, and miscellaneous and other businesses such as health care.  Median and household income levels are below the state and national averages.  As of December 2012, the market area reported an unemployment rate of 8.2%, compared with 8.8% for the same period in the prior year and 7.8% for the national average.  Major employers in the area include Gulfstream Aerospace, International Paper, Georgia Pacific Savannah River Site, Memorial Health, and Fort Stewart Hunter Army Airfield.  The transportation industry, centered on the Port of Savannah, is a vital element of the economy and is the fifth largest container port in the country, handling more than 2.1 million container units in 2010 and shipping to more than 150 countries around the world.  This MSA has a population of approximately 353,000, and the population growth in this MSA is projected to increase at a rate of 6.3% through 2016.

North Central Florida Market - Ocala MSA.  The Ocala MSA is a service based economy.  The area is known for its world-class equestrian training facilities and its booming retirement communities.  Median household income and per capita income are below the state and national averages.  However, due to the large retirement population, much more of the income is disposable in nature compared to other markets.  As of December 2012, the market area reported an unemployment rate of 8.9%, compared with 11.6% for the same period in the prior year and 7.8% for the national average.  Major employers in the area include Monroe Regional Medical Centers, Wal-Mart Stores, AT&T, Publix Supermarkets, Emergency One, Lockheed Martin, ClosetMaid, and Central Florida Community College.  This MSA has a population of approximately 334,000, and the population growth in this MSA is projected to increase at a rate of 2.3% through 2016.

North Central Florida Market - Lake City.  The Lake City market area is service-based.  Median household income and per capita income are below the state and national averages.  As of December 2012, the market area reported an unemployment rate of 7.3%, compared with 9.9% for the same period in the prior year and 7.8% for the national average.  Major employers in the area include the Veterans Administration Medical Center, TIMCO and Sitel.  This MSA has a population of approximately 69,000, and the population growth in this market area is projected to increase at a rate of 6.9% through 2016.

Eastern Alabama Market – Auburn-Opelika MSA.  The Auburn-Opelika MSA is one of the fastest growing in the nation and has shifted away from traditional manufacturing with a focus on commercial, residential and industrial activity.  Median household income and per capita income are below the state and national averages.  As of December 2012, the market area reported an unemployment rate of 5.7%, compared with 6.4% for the same period in the prior year and 7.8% for the national average.  Major employers in the area include Briggs and Stratton, Wal-Mart distribution center, Mando America Corporation, East Alabama Medical Center and Auburn University.  This MSA has a population of approximately 143,000, and the population growth in this MSA is projected to increase at a rate of 9.5% through 2016.

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

Lending Activities

The following table presents information concerning the composition of HeritageBank’s loan portfolio in dollar amounts and in percentages (before deductions for allowances for losses) as of the dates indicated.

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial Real Estate
Nonresidential	$212,570	31.73%	$138,970	24.79%	$110,079	26.27%	$71,158	21.30%	$52,477	17.35%
Multifamily	21,293	3.18	15,797	2.82	13,598	3.25	12,135	3.63	10,719	3.54
Farmland	20,141	3.01	17,921	3.20	12,339	2.94	9,013	2.70	5,744	1.90
Total	254,004	37.92	172,688	30.80	136,016	32.46	92,306	27.63	68,940	22.79

Construction and land	33,340	4.98	26,804	4.78	24,522	5.85	28,385	8.49	43,297	14.31

Residential real estate
Mortgage loans, 1-4 families	161,883	24.16	129,745	23.14	131,293	31.34	87,469	26.18	79,727	26.36
Home equity	27,345	4.08	26,154	4.67	26,091	6.23	18,778	5.62	18,344	6.06
Total	189,228	28.24	155,899	27.81	157,384	37.57	106,247	31.80	98,071	32.42
Commercial and industrial loans	83,659	12.49	55,179	9.84	52,589	12.55	45,837	13.72	42,838	14.17
Consumer and other loans	25,498	3.80	23,872	4.26	27,115	6.47	36,943	11.06	49,342	16.31

Loans acquired through FDIC-assisted transactions
Non-Covered	11,850	1.76	18,721	3.34	21,371	5.10	24,420	7.30	-	-
Covered	72,425	10.81	107,457	19.17	-	-	-	-	-	-
Total	84,275	12.57	126,178	22.51	21,371	5.10	24,420	7.30	-	-

Total loans	670,004	100.00%	560,620	100.00%	418,997	100.00%	334,138	100.00%	302,488	100.00%
Less allowance for loan losses	9,061		7,494		8,101		6,060		4,951
Total loans, net	$660,943		$553,126		$410,896		$328,078		$297,537

The following table shows the composition of HeritageBank's loan portfolio by fixed- and adjustable-rates at the dates indicated.

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-Rate Loans:
Real Estate
Residential real estate	$145,496	21.72%	$117,336	20.93%	$102,626	24.49%	$98,462	29.47%	$72,353	23.92%
Multi-family	16,605	2.48	12,340	2.20	10,190	2.43	6,455	1.93	5,210	1.72
Nonresidential	187,708	28.02	113,761	20.29	77,033	18.39	58,419	17.48	42,084	13.91
Farmland	13,339	1.99	14,534	2.59	8,086	1.93	4,789	1.43	2,174	0.72
Construction and land	18,522	2.76	20,799	3.71	12,966	3.09	8,752	2.62	8,426	2.79
Total real estate loans	381,670	56.97	278,770	49.73	210,901	50.33	176,877	52.93	130,247	43.06
Consumer and other loans	21,574	3.22	19,953	3.56	20,021	4.78	21,992	6.58	45,168	14.93
Commercial and industrial loans	52,830	7.89	28,523	5.09	21,964	5.24	18,997	5.69	14,218	4.70
Total fixed-rate loans	456,074	68.08	327,246	58.37	252,886	60.35	217,866	65.20	189,633	62.69

Adjustable-Rate Loans:
Real Estate
Residential real estate	43,732	6.52	38,563	6.88	8,335	1.99	7,785	2.33	7,374	2.44
Multifamily	4,688	0.70	3,457	0.62	580	0.14	5,680	1.70	5,509	1.82
Nonresidential	24,862	3.71	25,209	4.50	20,449	4.88	12,739	3.81	10,393	3.44
Farmland	6,802	1.02	3,387	0.60	3,689	0.88	4,224	1.27	3,569	1.18
Construction and land	14,818	2.22	6,005	1.07	9,460	2.26	19,633	5.88	34,871	11.53
Total real estate loans	94,902	14.17	76,621	13.67	45,513	10.15	50,061	14.99	61,716	20.41
Consumer and other loans	3,924	0.58	3,919	0.70	21,892	5.22	14,951	4.48	22,518	7.44
Commercial and industrial loans	30,829	4.60	26,656	4.75	28,231	6.74	26,840	8.03	28,621	9.46
Total adjustable-rate loans	129,655	19.35	107,196	19.12	92,636	22.11	91,852	27.50	112,855	37.31
	585,729	87.43	434,442	77.49	345,522	82.46	309,718	92.70	302,488	100.00

Loans acquired through FDIC-assisted transactions(1)
Non-Covered	11,850	1.76	18,721	3.34	21,371	5.10	24,420	7.30	-	-
Covered	72,425	10.81	107,457	19.17	-	-	-	-	-	-
Total	84,275	12.57	126,178	22.51	21,371	5.10	24,420	7.30	-	-

Total loans	670,004	100.00%	560,620	100.00%	418,997	100.00%	334,138	100.00%	302,488	100.00%
Less allowance for loan losses	9,061		7,494		8,101		6,060		4,951
Total loans, net	$660,943		$553,126		$410,896		$328,078		$297,537

(1)	Loans acquired through FDIC-assisted transactions are accounted for under ASC 310-30 and are therefore are not considered either fixed or variable.

The following schedule illustrates the contractual maturity of HeritageBank's loan portfolio at December 31, 2012, excluding FDIC acquired loans.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Consumer and Commercial Real Estate		Construction and land		Consumer and Other		Commercial and Industrial		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2013(1)	$57,546	5.33%	$16,896	4.62%	$11,272	6.86%	$36,847	4.17%	$122,561	4.91%
2014	31,377	5.56	2,575	4.61	3,948	7.60	4,738	4.54	42,638	5.57
2015	44,897	4.87	4,943	3.13	3,021	6.83	9,240	4.30	62,101	4.74
2016 to 2017	83,120	5.12	2,665	5.17	4,668	5.58	21,818	4.25	112,271	4.97
2018 to 2022	127,566	4.63	2,512	4.71	2,435	5.49	11,016	4.45	143,529	4.63
2023 to 2027	44,567	4.25	2,043	4.02	97	7.90	-	-	46,707	4.25
2028 and following	54,159	4.76	1,706	5.25	57	8.99	-	-	55,922	4.78
Total	$443,232	4.88	$33,340	4.44	$25,498	6.52	$83,659	4.26	$585,729	4.82

(1)	Includes demand loans, loans having no stated maturity and overdraft loans

Lending authority.  The Board of Directors has established lending authorities for its officers.   Based on individual experience, Market Presidents and Commercial Lenders have established lending authorities up to $500,000, and Consumer and Mortgage Lenders have lending authorities up to $100,000.   Regional Managers and Regional Presidents may make and approve secured loans up to $1.0 million.  Regional Credit Officers may approve secured loans up to $1.5 million.  The Chief Banking Officer’s lending authority covers loans and relationships up to $2.0 million.  The Chief Executive Officer and the Chief Credit Officer may approve loans and relationships up to $5.0 million.  These higher lending authorities are granted in conjunction with the written recommendations and analysis of the commercial managers, regional presidents and regional credit officers.   Relationships and exposures that exceed $5.0 million must be approved by the Board of Directors.

We are subject to lending limits established under Georgia law for loans to one borrower and the borrower's related entities.  See “How We Are Regulated - HeritageBank - Georgia Regulation.”  Based on our capital level at December 31, 2012, the maximum amount under Georgia law that we could loan to any one borrower and the borrower's related entities was $21.0 million for fully secured loans (including loans secured by real estate for which we have an independent appraisal) and $12.6 million for all other loans.  Internally, we have set a limit of $5.0 million for all loans to any one borrower and the borrower’s related entities.  This internal limit may be exceeded with the approval of the Board of Directors.

Major loan customers.  Our ten largest lending relationships, excluding loans acquired through FDIC-assisted transactions, are with commercial borrowers and total $64.8 million in the aggregate, or 9.7% of our $670.0 million loan portfolio at December 31, 2012.  These relationships consist of $7.9 million  to a nursing home secured by real estate located in southwest Georgia; $7.9 million to a specialty chemical business and their related interests in southwest Georgia; $7.3 million secured primarily by multifamily and residential rental real estate in southeast Georgia; $6.6 million to a retail pharmacy business secured by inventory and real estate located primarily in southwest Georgia; $6.5 million for the permanent financing of a hotel in north central Florida; $6.4 million secured primarily by a finance company secured by accounts receivable and real estate in southwest Georgia; $6.3 million to a nursing home and assisted living secured by real estate located in central Georgia; $5.4 million for the permanent financing of a hotel in north central Florida; $5.4 million secured primarily by multifamily and residential rental real estate in south Georgia; and $5.1 million secured primarily by multifamily and residential rental real estate in south Georgia.  As of the date of this filing, these major customer relationships were performing and rated as pass credits.

For further information on credit quality, see the discussion under the headings Item 1 - Asset Quality -- Delinquent Loans and -- Classified Assets and see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Residential Real Estate Lending.  We originate loans secured by first mortgages on one- to four-family residences, including home equity lines of credit, in our lending area, and on occasion, outside our lending area for customers whose primary residences are within our lending area.  The majority of these loans are originated by us and sold to other lenders.  At December 31, 2012, we had $189.2 million, or 28.2% of gross loans, in residential real estate loans including home equity lines of credit, of which $145.5 million were fixed-rate loans and $43.7 million were adjustable rate loans.

Our home equity lines of credit totaled $27.3 million and accounted for 4.1% of gross loans at December 31, 2012.  These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan.  Home equity lines of credit generally have a 3-year to 15-year draw period and require the payment of 1.5% of the outstanding loan balance per month during the draw period, which may be reborrowed at any time during the draw period.  We also offer a 3-year to 15-year home equity line of credit that requires interest-only payments for the first five years, then fully amortizing payments over the remaining 10 years of the loan.  At December 31, 2012, unfunded commitments on home equity lines of credit totaled $21.8 million.  Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

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

Commercial Real Estate Lending.  We offer a variety of multifamily, nonresidential, and farmland real estate loans.  These loans are secured primarily by multifamily dwellings, retail establishments, hotels, motels, warehouses, small office buildings, farmland, and other properties located in our market areas.  At December 31, 2012, commercial real estate totaled $254.0 million, or 37.9% of gross loans. Nonresidential real estate totaled $212.6 million, or 31.7% of gross loans, and multifamily real estate totaled $21.3 million, or 3.2% of gross loans as December 31, 2012.

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

Our loans secured by farmland totaled $20.1 million, or 3.0% of gross loans, and are originated with either a fixed or adjustable interest rate over a three-or five-year term with a balloon payment generally based on a 15-year amortization.  The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower.  Loan-to-value ratios on our farmland loans typically do not exceed 80% of the appraised value of the property securing the loan.  Farmland loans are underwritten based on the income-producing potential of the property and the financial strength of the borrower.  In order to monitor the adequacy of cash flows from farm operations, the borrower is required to provide periodic financial information.

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

Construction and Land Lending.  Our construction loan portfolio consists of loans for the construction of one- to four-family residences, multifamily residences and commercial properties.  Construction lending generally affords us an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees.  In addition, construction loans are generally made with adjustable rates of interest for six- to nine-month terms, with interest-only payments due during the construction period.  At December 31, 2012, we had $33.3 million in construction loans outstanding, representing 5.0% of gross loans.

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

Commercial and Industrial Lending.  At December 31, 2012, commercial business loans totaled $83.7 million or 12.5% of gross loans.  Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, agricultural production, inventory and equipment.  Our commercial business lending policy includes credit file documentation and analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of other conditions affecting the borrower.  Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis.

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

Consumer and Other Lending.  We offer a variety of secured consumer loans, new and used auto loans, boat and recreational vehicle loans, and loans secured by deposit accounts. We also offer a limited amount of low dollar, unsecured loans and consumer credit cards.  We originate our consumer and other loans primarily in our market areas.  At December 31, 2012, our consumer and other loan portfolio totaled $25.5 million, or 3.8% of gross loans.

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

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate one- to four-family residential mortgage loans primarily through referrals from real estate agents, builders and from existing customers.  Loan origination fees earned totaled $1.3 million, $814,000 and $824,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

In addition to the categories of loans originated by us and described above, as of December 31, 2012, $84.3 million, or 12.6% of gross loans, consisted of loans acquired through FDIC-assisted acquisitions, with $72.4 million covered under loss-sharing agreements with the FDIC. Due diligence performed on these loans was limited due to the quick timing required for these transactions; however, the loss-sharing agreements with the FDIC provides coverage for 80% of the covered loan balance, which significantly mitigates the credit risk exposure for these loans.  See Item 8 - Note 5 of the Consolidated Financial Statements for additional information about these loans acquired through FDIC-assisted acquisitions.

We have agreements with mortgage lenders, pursuant to which we originate and fund residential mortgage loans for these lenders in accordance with their policies, terms, and conditions.  We charge the borrower an origination fee for processing the application in accordance with the lender's specifications.  We also may earn a premium on these loans based on the difference between the rate on the loan and the lock-in rate accepted by the lender.  During 2012, we originated $137.4 million of mortgage loans for these lenders, generating approximately $5.7 million in mortgage banking income on these loans.  During 2011, we originated $94.0 million of mortgage loans for these lenders, generating approximately $2.7 million in mortgage banking income on those loans.

In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.  The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.  Fees for late payments totaled $214,000, $246,000 and $267,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Asset Quality

When a borrower fails to make a required payment on a loan, we attempt to cure the delinquency by contacting the borrower.  Delinquent consumer loan customers are contacted by the lender and a centralized collections department.  Delinquent commercial loan customers are contacted by the lender and are turned over to our special assets division if collection efforts by the lender are not successful.  If the borrower does not cure the delinquency, we undertake an analysis of the best means to maximize our return through collection efforts, which may include litigation, taking a deed-in-lieu of foreclosure, agreeing to a short sale, and/or initiating foreclosure proceedings.  In the event we take title to underlying collateral, we generally seek to sell the asset as soon as practicable.

Delinquent Loans.  The table below sets forth the contractual principal balances by category of loans, excluding loans acquired through FDIC-assisted acquisitions, that were 30 to 89 days past due and still accruing interest at December 31, 2012:

	Thirty to fifty-nine days	Sixty to eighty-nine days	Total thirty to eighty-nine days
	(Dollars in thousands)

Delinquent Loans:
Residential real estate	$1,283	$-	$1,283
Multifamily	-	-	-
Nonresidential	-	744	744
Farmland	-	-	-
Construction and land	-	-	-
Consumer and other	79	11	90
Commercial and industrial	14	-	14
Total	$1,376	$755	$2,131
Total as a percentage of total loans	0.2%	0.1%	0.3%

Nonperforming Assets.  The following table sets forth the amounts and categories of nonperforming assets in our loan portfolio.  Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful.  Our loans acquired through FDIC-assisted acquisitions are excluded from the nonperforming loan table below because they are accounted for under ASC Topic 310-30.  See Item 8 - Note 4 to the Consolidated Financial Statements.  At all dates presented, we had no accruing loans 90 days or more delinquent.  Included in nonaccruing loans at December 31, 2012, are troubled debt restructurings of $6.9 million, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.  In addition, at that date we had troubled debt restructurings totaling $7,000 that were performing in accordance with their modified terms and are not included in nonaccruing loans.  Foreclosed assets owned include assets acquired in settlement of loans.

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccruing Loans:
Residential real estate	$4,589	$4,772	$4,873	$1,505	$689
Multifamily	-	2	1,770	122	-
Nonresidential	4,938	361	1,586	236	988
Farmland	-	111	-	-	-
Construction and development	3,881	442	1,423	2,863	4,882
Commercial and industrial	1,149	1,179	88	3,248	147
Consumer and other	120	176	165	489	575
Total nonaccruing loans	14,677	7,043	9,905	8,463	7,281

Foreclosed Assets:
Residential real estate	1,739	498	468	583	115
Multifamily	-	-	-	-	-
Nonresidential	-	45	1,095	362	284
Farmland	97	-	-	-	-
Construction and development	784	2,806	2,126	794	1,666
Commercial and industrial	-	-	-	-	-
Consumer and other	-	7	-	56	55
Total foreclosed assets	2,620	3,356	3,689	1,795	2,120
Total nonperforming assets	$17,297	$10,399	$13,594	$10,258	$9,401

Total as a percentage of total assets	1.58%	0.95%	1.80%	1.79%	1.87%

For the year ended December 31, 2012, approximately $315,000 of gross interest income would have been recorded had the non-accruing loans been current in accordance with their original terms.  No significant amount was included in interest income on these loans for this period.

See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Financial Condition at December 31, 2012 and December 31, 2011 --- Delinquencies and Non-performing Assets for more information on our non-performing assets.

Other Loans of Concern.  In addition to the nonperforming assets set forth in the table above, as of December 31, 2012, there was also an aggregate of $10.9 million of loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply fully with present loan repayment terms and that may result in the future inclusion of those loans in the non-performing asset categories.  These loans include all criticized and classified loans and certain other past due loans that are not in a non-performing loan category.  These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

At December 31, 2012, we had three other loans of concern of over $1.0 million totaling approximately $3.8 million.  The largest was a $1.7 million loan secured by a multifamily property in Statesboro, Georgia.  The remaining loans of concern at December 31, 2012 consisted of a $1.1 million loan secured by various residential properties in southwest Georgia and a $1.0 million loan secured by a nonresidential property in Ocala, Florida.

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

When HeritageBank classifies problem assets as either substandard, doubtful, or loss, the loans are charged down to appraised value less selling costs while specific allowances are used for loans that do not qualify for a charge-off but the loss can be reasonably estimated.  In addition, we establish general allowances based on historical loss history and migration analysis.  General allowances represent loss allowances that have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  Our determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Georgia Department of Banking and Finance (“GDBF”), which may order the establishment of additional general or specific loss allowances.

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management's review of our assets, at December 31, 2012, we had $25.1 million of our assets internally classified, of which $22.4 million consisted of loans and $2.6 million of other real estate and repossessions.  All of these assets were classified as substandard.  We had no assets classified as doubtful or loss at December 31, 2012.  The total amount classified represented 20.8% of our equity capital and 2.3% of our assets at December 31, 2012.  All of our $14.7 million in nonperforming loans at December 31, 2012, were included in our classified assets at that date, and the allowance for loan losses related to those nonperforming loans at that date was $2.3 million.

Allowance for Loan Losses.  We maintain an allowance for loan losses to absorb probable incurred losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, migration analysis, probability of default, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and past due status and trends.  We analyze the historical migration of loans through each risk rating category and analyze the history of losses as it relates to the various loan types and collateral types in order to evaluate and estimate the volume, magnitude and direction these events. These risk factors and other factors are applied to our review of pass credit loan pools and other assets especially mentioned loan pools. These factors are applied to the substandard loan pool; however, in addition to reviewing the pool, a select group of individual loans are reviewed.  The results of the individual review are factored in with the historical loss analysis and applied to the pool.  Impaired loans are reviewed individually for specific amounts that are representative of identified credit exposures that are readily predictable by the current performance of the borrower and underlying collateral while impaired loans with balances less than $500,000 typically use a historical loss analysis.  See Item 8 - Note 4 to the Consolidated Financial Statements for additional information about our allowance methodology.

At December 31, 2012, our allowance for loan losses was $9.1 million or 1.4% of the total loan portfolio compared with a balance of $7.5 million, or 1.3% of total loans at December 31, 2011.   Total criticized and classified loans decreased by $4.4 million during the period to $25.5 million at December 31, 2012 from $29.9 million at December 31, 2011.  Nonaccrual loans increased $7.7 million during the period to $14.7 million at December 31, 2012 compared with $7.0 million at December 31, 2011.  The primary reason for the increase in nonaccrual loans from 2011 was the migration of two loan relationships totaling $6.0 million, previously identified as criticized assets, to nonaccrual status during 2012.  One of the relationships, totaling $3.5 million, was classified a troubled-debt restructuring and additional collateral of $6.1 million has been secured.  The other relationship was a Chapter 11 bankruptcy where the collateral deficiency is fully reserved as of December 31, 2012.  Loans past due thirty days and still accruing increased by $1.8 million to $2.1 million at December 31, 2012 compared with $371,000 at December 31, 2011.

The allowance for loan losses is maintained at a level which management believes is adequate to absorb all probable losses on loans then present in the loan portfolio.  The amount of the allowance is affected by:  (1) loan charge-offs, which decrease the allowance; (2) recoveries on loans previously charged-off, which increase the allowance; (3) the provision for possible loan losses charged against income, which increases the allowance; and (4) credit mark transfers as a result of acquired loan pools experiencing credit losses in excess of the fair value discounts established, which increase the allowance.  The allowance is discussed further in Item 8 - Notes 1 and 4 to the Consolidated Financial Statements and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation Critical Accounting Policies -Allowance for Loan Losses.  The following table sets forth an analysis of our allowance for loan losses.

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$7,494	$8,101	$6,060	$4,951	$4,416

Charge-offs:
Residential real estate	(498)	(3,177)	(1,278)	(494)	(81)
Commercial real estate	(166)	(573)	(412)	(25)	(773)
Construction and land	(81)	(18)	(704)	(3,100)	(1,414)
Commercial and industrial	(208)	(330)	(804)	(2,338)	(47)
Consumer and other	(188)	(264)	(488)	(664)	(687)
	(1,141)	(4,362)	(3,686)	(6,621)	(3,002)

Recoveries:
Residential real estate	75	18	10	-	-
Commercial real estate	-	495	-	-	4
Construction and land	1	2	-	-	2
Commercial and industrial	35	-	-	50	20
Consumer and other	97	148	217	180	161
	208	663	227	230	187

Net charge-offs	(933)	(3,699)	(3,459)	(6,391)	(2,815)

Credit mark transfer in	-	197	-	-	-

Provision charged to operations	2,500	2,895	5,500	7,500	3,350

Balance at end of period	$9,061	$7,494	$8,101	$6,060	$4,951

Ratio of net charge-offs during the period to average loans outstanding during period	0.19%	0.91%	0.87%	2.13%	1.58%

Ratio of net charge-offs during the period to average nonperforming assets	6.60%	31.90%	36.23%	65.54%	58.51%

Allowance as a percentage of nonperforming loans	61.73%	106.40%	81.79%	71.61%	67.99%

Allowance as a percentage of total loans (end of period)	1.55%	1.72%	2.04%	1.81%	1.64%

(1)	Ratios are on an annualized basis and exclude loans acquired through FDIC-assisted acquisitions.

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2012		2011		2010		2009		2008
	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential real estate	$3,251	28.24%	$2,440	27.81%	$2,197	37.57%	$1,422	31.80%	$637	32.42%
Commercial real estate	2,744	37.92	1,878	30.80	1,721	32.46	1,176	27.63	1,015	22.79
Construction and land	978	4.98	1,270	4.78	1,977	5.85	1,419	8.49	1,275	14.31
Consumer and other	364	3.80	355	4.26	605	6.47	850	11.06	890	16.31
Commercial and Industrial	1,724	12.49	1,551	9.84	1,601	12.55	1,193	13.72	1,134	14.17
Loans acquired through FDIC-assisted transactions	-	12.57	-	22.51	-	5.10	-	7.30	-	-
Total	$9,061	100.00%	$7,494	100.00%	$8,101	100.00%	$6,060	100.00%	$4,951	100.00%

Accounting for FDIC Acquired Loans

We perform ongoing assessments of the estimated cash flows of our FDIC acquired loan portfolios accounted under ASC 310-30.  At December 31, 2012, the fair value of the FDIC acquired loan portfolios consisted of $72.4 million in covered and $11.9 million in non-covered loans compared with $107.5 million in covered and $18.7 million in non-covered loans at December 31, 2011.  The principal balance of the FDIC-assisted loan portfolios totaled $152.1 million at December 31, 2012 compared with $228.4 million at December 31, 2011.

The factors considered in the allowance for loan losses for FDIC acquired loans are driven by a regular assessment of the expected cash flows of the loans.  We perform periodic valuation procedures to re-estimate the expected cash flows on FDIC acquired loan pools and compare the present value of expected cash flows to the carrying value of the loans at the pool level.  In order to estimate expected cash flows, we specifically review these loans each period to assist in the determination of appropriate probability of default and loss given default assumptions to be applied to the remainder of the portfolio. The estimate of expected cash flows may also be adjusted for management's estimate of probable losses on specific loan types dependent upon trends in observable market and industry data, such as prepayment speeds and collateral values. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. Separately, FDIC acquired loans individually assessed, or not pooled, go through the same re-estimate of expected cash flows calculation, and when a shortfall of discount is considered likely an allowance is recorded and a corresponding charge-off is recorded immediately, which results in an immediate use of the allowance.

During 2012, the FDIC acquired loan pools did not experience any charge-offs or record any increase in allowance for loan losses and experienced improvement in cash flows, which positively impacted the FDIC acquired loan accretion related to the pooled loans.  At December 31, 2012, the FDIC acquired loans individually assessed experienced charge-offs for the year of $3.4 million related to inadequate discounts as a result of the re-estimation of cash flows for such loans.  The charge-offs for FDIC acquired loans individually assessed did not increase the allowance for loan losses at December 31, 2012.

At December 31, 2012, the FDIC loss-share receivable associated with covered FDIC acquired loans decreased $23.2 million to $60.7 million, or 39.9% of the principal balance of FDIC acquired loans, compared to $83.9 million, or 36.7% of the principal balance of FDIC acquired loans, at December 31, 2011. The reduction in the FDIC loss-share receivable for 2012 was primarily driven by $17.1 million of reimbursements received from the FDIC and $5.0 million of negative accretion, resulting from the improvement in cash flows for the FDIC acquired loan pools, included in noninterest income of the consolidated statements of operations.  We have also recorded an FDIC true-up (“claw back”) liability of $703,000 for all FDIC loss share agreements as of December 31, 2012.  This FDIC claw back liability was driven by an improvement in estimates of expected cash flows for the FDIC acquired loan pools covered under loss-sharing agreements.

See Item 8 - Notes 5 and 6 to the Consolidated Financial Statements for additional information about the accounting for FDIC acquired loans and FDIC loss-share receivable.

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

Our investment securities currently consist of mortgage-backed securities, federal agency securities, preferred stocks, state and local government securities, and corporate debt securities.  See Item 8 - Note 3 to the Consolidated Financial Statements.  As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), we had $4.3 million in stock of the Federal Home Loan Bank of Atlanta valued at cost at December 31, 2012.  We maintain the minimum amount of stock the Federal Home Loan Bank of Atlanta allows based on our level of borrowings.  During the year ended December 31, 2012, we received $67,000 in dividends from the Federal Home Loan Bank of Atlanta.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated.  Our securities portfolio at December 31, 2012, did not contain securities of any single issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or its sponsored entities.

	December 31,
	2012		2011		2010
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in thousands)
Securities available for sale:
U. S. Government sponsored agencies (GSE) securities and U.S. Treasury Securities	$21,019	9.49%	$45,737	17.65%	$89,032	37.35%
Corporate debt securities	1,020	0.46	1,956	0.76	1,700	0.71
GSE residential mortgage- backed securities	157,497	71.13	162,963	62.92	125,336	52.58
Private label residential mortgage-backed securities	-	0.00	-	0.00	2,807	1.18
State and municipal securities	41,573	18.78	48,204	18.61	19,160	8.04
Equity and other	297	0.14	157	0.06	342	0.14
	221,406	100.00%	259,017	100.00%	238,377	100.00%

Other earning assets:
Interest-bearing deposits with banks	$15,393	64.06%	$43,101	62.54%	$10,911	63.02%
Federal funds sold	4,306	17.92	21,753	31.56	2,700	15.59
Federal Home Loan Bank stock	4,330	18.02	4,067	5.90	3,703	21.39
	$24,029	100.00%	$68,921	100.00%	$17,314	100.00%

The composition and maturities of the securities portfolio, excluding Federal Home Loan Bank stock, as of December 31, 2012 are indicated in the following table.  Yields on tax exempt obligations have been computed on a tax equivalent basis.  For further information on the ratings of these securities, see Item 8 - Note 3 to the Consolidated Financial Statements and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies -- Estimates of Fair Value and - Comparison of Financial Condition at December 31, 2012 and December 31, 2011.

	Less than One Year		One to Five Years		Over Five to Ten Years		Over Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in Thousands)
Securities Available for Sale:
U. S. Government sponsored agencies (GSE) securities	$-	-%	$-	-%	$13,004	2.01%	$7,992	4.27%	$20,996	2.87%	$21,019
State and municipal	-	-	786	4.55	7,916	3.76	31,807	3.62	40,509	3.67	41,573
Corporate debt securities	150	7.50	1,000	6.25	-	-	-	-	1,150	6.41	1,020
GSE mortgage-backed securities	-	-	-	-	34,869	3.12	121,600	3.17	156,469	3.16	157,497
Equity and other	-	-	-	-	-	-	207	5.90	207	5.90	297
Total investment securities	$150	7.50%	$1,786	5.50%	$55,789	2.95%	$161,606	3.32%	$219,331	3.24%	$221,406

Sources of Funds

General.  Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

Deposits.  We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms.  Our deposits consist of savings and checking accounts, money market deposit accounts, NOW accounts, demand accounts, and certificates of deposit.  We solicit deposits primarily in our market areas and rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.  In addition, we solicit brokered deposits when terms and rates are more favorable than those in the markets we serve.  At December 31, 2012, we had $56.2 million in brokered deposits, of which $46.0 million were one-way purchases of Certificate of Deposit Account Registry Service® or CDARS®, and $10.2 million were customer balances placed in the reciprocal CDARS® product.

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

Under regulations of the Board of Governors of the Federal Reserve System (“FRB”), we are required to maintain noninterest-bearing reserves at specified levels against our transaction accounts, primarily checking and NOW accounts.  At December 31, 2012, we were in compliance with these federal requirements and, as a result, would have been deemed to be in compliance with a similar reserve requirement under Georgia law.

The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Opening balance	$884,187	$534,243	$426,607
Net deposits and withdrawals	(19,049)	341,588	103,031
Interest credited	4,416	8,356	4,605

Ending balance	$869,554	$884,187	$534,243

Net increase/(decrease)	$(14,633)	$349,944	$107,636

Percent increase/(decrease)	(16.5)%	65.5%	25.23%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2012.

	Maturity as of December 31, 2012
	Three Months or Less	Over Three to Six Months	Over Six to Twelve Months	Over Twelve Months	Total
	(Dollars in thousands)
Time deposits of less than $100,000	$28,500	$28,062	$37,587	$39,853	$134,002
Time deposits of $100,000 or more	38,680	24,718	58,378	38,922	160,698
Total time deposits	$67,180	$52,780	$95,965	$78,775	$294,700

The following tables set forth the average dollar amount of deposits in the various types of non-interest bearing and interest-bearing deposit programs we offered during the periods indicated and the average rate paid on the interest-bearing accounts.

	For the twelve months ended December 31,
	2012		2011		2010
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

Non-interest bearing deposits	$96,077	N/A	$70,120	N/A	$41,446	N/A

Interest-bearing deposits:
Interest-bearing demand	$149,732	0.18%	$135,608	0.60%	$92,147	1.00%
Savings and money market accounts	316,222	0.34	288,378	0.82	186,870	1.09
Retail time deposits	262,703	1.27	271,634	1.54	159,366	1.60
Wholesale time deposits	36,630	0.49	11,666	1.60	11,293	2.29
Total interest-bearing deposits	$765,287	0.64%	$707,286	1.07%	$449,676	1.28%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	December 31,
	2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transaction and Savings Deposits:
Non-interest bearing demand	$116,272	13.37%	$78,823	8.91%	$44,769	8.38%
Interest bearing demand	144,954	16.67	151,765	17.16	109,329	20.46
Savings and money market	313,628	36.07	344,820	39.01	211,105	39.52
Total transaction and savings	574,854	66.11	575,408	65.08	365,203	68.36
Certificates:
0.00-1.99%	235,839	27.12	221,786	25.08	85,326	15.97
2.00-3.99%	51,628	5.94	73,587	8.32	70,743	13.24
4.00-5.99%	7,233	0.83	13,406	1.52	12,586	2.36
6.00% and over	-	-	-	-	385	0.07
Total certificates	294,700	33.89	308,779	34.92	169,040	31.64

Total deposits	$869,554	100.00%	$884,187	100.00%	$534,243	100.00%

The following table shows rate and maturity information for our certificates of deposit at December 31, 2012.

	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00% and over	Total	Percent of Total
	(Dollars in thousands)
Certificates maturing in quarter ending:
March 31, 2013	$63,068	$3,574	$538	$-	$67,180	22.80%
June 30, 2013	48,281	3,500	999	-	52,780	17.91
September 30, 2013	40,887	5,475	3,516	-	49,878	16.93
December 31, 2013	39,952	5,219	916	-	46,087	15.64
March 31, 2014	5,328	4,090	112	-	9,530	3.23
June 30, 2014	6,174	1,938	376	-	8,488	2.88
September 30, 2014	4,967	2,103	-	-	7,070	2.40
December 31, 2014	3,843	2,767	-	-	6,610	2.24
March 31, 2015	1,153	3,534	677	-	5,364	1.82
June 30, 2015	628	3,753	-	-	4,381	1.49
September 30, 2015	3,702	3,668	-	-	7,370	2.50
December 31, 2015	2,804	3,179	-	-	5,983	2.03
Thereafter	15,052	8,828	-	-	23,979	8.14
Total	$235,839	$51,628	$7,233	$-	$294,700	100.00%

Percent of Total	80.03%	17.52%	2.45%	0.00%	100.00%
Borrowings.  Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds, when we desire additional capacity to fund loan demand, or when they meet our asset/liability management goals.  Our borrowings consist of advances from the FHLB, federal funds purchased, and securities sold under repurchase agreements.  See Item 8 - Notes 14 and Note 15 to the Consolidated Financial Statements.

Advances from the FHLB require borrowing capacity supported by the pledging of certain loans or securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities, and call features.  At December 31, 2012, we had $60.0 million in FHLB advances outstanding and the ability to borrow an additional $63.4 million.

We have the ability to borrow from securities broker-dealers and customers by pledging investments.  These arrangements are known as securities sold under repurchase agreements.  These borrowings can be done on an overnight, short-term or long-term basis.  As of December 31, 2012, we had $30.0 million borrowed under long-term agreements with broker-dealers and $2.8 million borrowed under overnight agreements with customers.

We also have the ability to borrow up to $74.0 million from correspondent banks, pursuant to renewable lines of credit.  In addition, we also borrow from Chattahoochee Bank of Georgia on an overnight basis, depending on their liquidity needs.  At December 31, 2012, we had approximately $417,000 in federal funds purchased from that bank compared with $1.6 million at December 31, 2011.

We are authorized to borrow from the Federal Reserve Bank of Atlanta's “discount window" after we have exhausted other reasonable alternative sources of funds, including FHLB advances.

The following table sets forth the average and weighted average rate paid, period-end balance, maximum month-end balance and average balance of FHLB advances for the periods indicated.

	At or For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Maximum Balance:
FHLB advances	$60,000	$62,500	$62,500

Average Balance:
FHLB advances	$38,975	$46,473	$42,983

Average interest rate paid during the period	3.61%	3.19%	3.70%

End of Period Balance:
FHLB advances	$60,000	$35,000	$62,500

Weighted average interest rate of FHLB advances	2.58%	3.68%	2.65%

The following table sets forth the maximum month-end balance and average balance of federal funds purchased and securities sold under repurchase agreements for the periods indicated.

	At or For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Maximum Balance:
Federal funds purchased and securities sold under repurchase agreements	$37,227	$36,750	$35,446

Average Balance:
Federal funds purchased and securities sold under repurchase agreements	$33,528	$33,383	$34,097

Average interest rate paid during the period	3.98%	3.94%	2.71%

End of Period Balance:
Federal funds purchased and securities sold under repurchase agreements	$33,219	$35,049	$32,421

Weighted average interest rate of Federal funds purchased and securities sold under repurchase agreements	3.97%	3.77%	2.98%

Subsidiary and Other Activities

We are engaged in the sale of securities and insurance products to customers through an agreement with a third-party broker-dealer.  During the years ended December 31, 2012 and 2011, we earned $1.8 million and $1.4 million, respectively, in gross fees and commissions from this activity.  This activity is conducted in accordance with applicable provisions of federal and state insurance and securities laws.

In 2008, we acquired 4.9% of the outstanding shares of Chattahoochee Bank of Georgia, a de novo bank in Gainesville, Georgia, for approximately $1.0 million.  This investment provides us with the opportunity to further expand outside of southwest Georgia.  We also participate in loans generated by Chattahoochee Bank of Georgia that exceed its legal lending limits, allowing us to generate loan volume and exposure to the northeast Georgia market without incurring building and personnel costs.  O. Leonard Dorminey, our President and Chief Executive Officer, serves on the board of directors, executive committee and loan committee of Chattahoochee Bank of Georgia.  As of December 31, 2012, we had $4.7 million in loan participations with and $417,000 in federal funds purchased from Chattahoochee Bank of Georgia.

Other than HeritageBank, we currently do not have any active subsidiaries.

Employees

At December 31, 2012, we had a total of 321 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

How We Are Regulated

Set forth below is a brief description of material information regarding certain laws and regulations that are and will be applicable to Heritage and HeritageBank.

Heritage is a savings and loan holding company subject to regulation and supervision by the FRB.  The FRB requires that Heritage serve as a source of financial and managerial strength for HeritageBank, particularly when HeritageBank is in financial distress.  HeritageBank is a Georgia savings bank subject to regulation and supervision by the GDFB and the FDIC, which also insures our deposits.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) created the Consumer Financial Protection Bureau (“CFPB”) that has authority to promulgate regulations intended to protect consumers with respect to financial products and services, including those provided by HeritageBank, and to restrict unfair, deceptive or abusive conduct by providers of consumer financial products and services.  These regulations had previously been enacted by HeritageBank’s primary federal regulator.  As a public company, Heritage is subject to the regulation and reporting requirements of the SEC.

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

HeritageBank of the South

HeritageBank, as a Georgia savings bank, is subject to regulation and periodic examination by the GDBF and the FDIC.  This regulation extends to all aspects of its operations.  HeritageBank is required to maintain minimum levels of regulatory capital and is subject to some limitations on the payment of dividends to Heritage.  See “Regulatory Capital Requirements for HeritageBank” and “Limitations on Dividends and Other Capital Distributions” below.  State and federal laws and regulations prescribe the investment and lending authority and activities of Georgia savings banks.  The FDIC also insures the deposits of HeritageBank to the maximum extent permitted by law.  This regulation of HeritageBank is generally intended for the protection of depositors and the insurance of accounts fund and not for the purpose of protecting stockholders.

Georgia Regulation.  HeritageBank is subject to extensive regulation and supervision by the GDBF.  The GDBF regularly examines HeritageBank, often jointly with the FDIC.  As a Georgia savings bank, HeritageBank is required to have no more than 50% of its assets in commercial real estate and business loans.  HeritageBank is in compliance with this requirement.  Our lending and investment authority and other activities are governed by Georgia law and regulations and policies of the GDBF.  We are subject to a statutory lending limit for aggregate loans to one person or a group of persons combined because of certain common interests.  That limit is 15% of our statutory capital base, except for loans fully secured by good collateral or ample security, which includes real estate with an independent appraisal, in which case that limit is increased to 25%.  Our statutory capital base consists of our stock, paid-in-capital and surplus, capital debt and appropriated retained earnings, which is that portion of our retained earnings designated by the board of directors as not available for dividends, reduced by intangible assets.  We have not appropriated any retained earnings.  Georgia law limits our ability to invest in real estate, including a limit on fixed assets of 60% of our statutory capital base, except for temporary grants of authority to exceed that limit granted by the GDBF.  We are in compliance with limitations on our fixed assets as of December 31, 2012.

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

HeritageBank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government.  The basic deposit insurance is $250,000 per each separately insured depositor, as defined in FDIC regulations.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by insured institutions.  Our deposit insurance premiums for the year ended December 31, 2012 were approximately $915,000.  Those premiums have increased in recent years and may continue to increase in the future.  Also, if the Bank experiences financial distress or operates in an unsafe or unsound manner, these deposit premiums will increase based on the formula established by the FDIC.

On February 7, 2011, pursuant to the Dodd-Frank Act, the FDIC adopted new regulations, which became effective April 1, 2011, that redefined the “assessment base” used for calculating deposit insurance assessments. Unlike the previous system, in which the assessment base was calculated by using an insured depository institution’s domestic deposits less a few allowable exclusions, the new assessment base is calculated using the average consolidated total assets of an insured depository institution less the average tangible equity (Tier 1 capital) of such institution. The FDIC continues to utilize a risk-based assessment system in which institutions will be subject to assessment rates ranging from 2.5 to 45 basis points, subject to adjustments for unsecured debt and, in certain cases, brokered deposits. The new rules eliminated adjustments for secured liabilities.

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

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2012 it averaged 0.66 cents per $100 of average total assets less average tangible equity. These assessments will continue until the debt matures between 2017 and 2019.

The FDIC also may prohibit any insured institution from engaging in any activity that it determines by regulation or order to pose a serious risk to the deposit insurance fund and may terminate our deposit insurance if it determines we have engaged in unsafe or unsound practices or are in an unsafe or unsound condition.

Heritage

 As the holding company of a Georgia savings bank, Heritage is subject to regulation and periodic examination by the GDBF and the FRB.  This regulation extends to all aspects of its operations.  Our federal and state regulators impose minimum capital requirements on us and the other holding companies and financial institutions they regulate.  They also may impose higher capital requirements on an individualized basis if they believe the financial institution or holding company is subject to excessive risk.  See “Regulatory Capital Requirements for HeritageBank” and “Limitations on Dividends and Other Capital Distributions” below.

Heritage is subject to regulation, supervision and examination by the FRB.  Applicable federal law and regulations limit the activities of Heritage and require the approval of the FRB for any acquisition or divestiture of a subsidiary, including another financial institution or holding company thereof.  The Bank is required to file reports with the FRB and is subject to regulation and examination by the FRB, including regulations requiring that the Company serve as a source of financial and managerial strength for the Bank, particularly when the Bank is in financial distress.

Under federal law, if HeritageBank fails the qualified thrift lender test, Heritage must obtain the approval of the FRB prior to continuing, directly or through other subsidiaries, any business activity other than those approved for multiple savings association holding companies or their subsidiaries.  In addition, within one year of such failure, Heritage must register as, and will become subject to, the restrictions applicable to bank holding companies.  The qualified thrift lender test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.  Under either test, such assets primarily consist of residential housing related loans and investments.  At December 31, 2012, HeritageBank met the test.

The GDBF also has supervisory and examination authority over Heritage.  Under this authority, there are limits on the amount of debt that can be incurred by Heritage, and Heritage must file periodic reports and annual registration forms.

Regulatory Capital Requirements for HeritageBank.

HeritageBank is required to maintain minimum levels of regulatory capital under regulations of the FDIC and polices of the GDBF.  These regulations established two capital standards, a leverage capital requirement and a risk-based capital requirement.  The FDIC also may impose capital requirements in excess of these standards on individual institutions on a case-by-case basis based on the particular circumstances or risk profile of the institution.  See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources for information on the Bank’s compliance with these capital requirements.

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

Any institution that fails to comply with its capital plan or has Tier 1 risk-based or leverage capital ratios of less than 3% or a total risk-based capital ratio of less than 6% is considered "significantly undercapitalized" and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution.  An institution with tangible equity to total assets of less than 2% is "critically undercapitalized" and becomes subject to further mandatory restrictions on it.  The FDIC generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

Limitations on Dividends and Other Capital Distributions

The ability of the Bank to pay dividends depends on its earnings and capital levels and may be limited by FDIC or GDBF directives or orders.  Unless it meets certain financial criteria, HeritageBank must obtain the prior written approval of the GDBF before paying any dividend to Heritage.  Those financial criteria are having: (1) classified assets of no more than 80% of Tier 1 capital plus an allowance for loan losses at the time of its last examination; (2) paid no more than 50% of last calendar year's net income in dividends in the current calendar year, and (3) a Tier 1 leverage capital ratio of at least 6%.  Georgia law prohibits HeritageBank from paying a dividend if its debt to equity ratio is 30% or more or if it is not meeting its capital requirement.   HeritageBank paid $2.2 million in dividends in 2012 and no dividends in 2011.

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

The Dodd-Frank Act

The Dodd-Frank Act, which was enacted in July 2010, has had a broad impact on the financial services industry.  Its provisions include significant regulatory and compliance changes that are designed to improve the supervision, oversight, safety and soundness of the financial services sector.  Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the FRB, the Office of the Comptroller of the Currency and the FDIC.

Some of the Dodd-Frank Act’s most far-reaching provisions, such as those regulating derivatives and proprietary trading activity and hedge funds, providing for enhanced supervision of “systemically significant” institutions,  and phasing out Tier 1 capital treatment for trust preferred securities, apply only to institutions with over $10 billion in assets or to business lines in which we do not engage.  Certain provisions do, however, apply to or affect us, including provisions that:

•	Change the assessment base for federal deposit insurance from a deposit-based to an asset-based calculation as described in “—Insurance of Accounts and Regulation by the FDIC” above;

•	Make permanent the $250,000 limit for federal deposit insurance;

•	Repeal the federal prohibition on payment of interest on demand deposits;

•	Impose new mortgage lending requirements, including minimum underwriting standards, originator compensation restrictions, consumer protections for certain types of loans, and disclosure to borrowers;

•	Apply to bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions;

•	Permit de novo and interstate branching; and

•	Impose new limits on affiliate transactions as described in “—Restrictions on Transactions with Affiliates” above.

Basel III

In June 2012, federal regulators issued proposed rules to implement the capital adequacy recommendations of the Basel Committee on Banking Supervision first proposed in December 2010.  The proposed rules, known as “Basel III,” propose significant changes to the minimum capital levels and asset risk-weights for all depository institutions and depository institution holding companies (collectively, “banking organizations”) with total consolidated assets of $500 million or more.   Among the many changes in these proposed rules, banking organizations would be required to hold higher levels of capital, a significantly higher portion of which would be required to be Tier 1 capital.

Further, beginning in 2016, the ability of banking organizations to declare and pay dividends or pay discretionary bonuses to certain executive officers would become limited should the banking organization fail to maintain a “capital conservation buffer” composed of Tier 1 common equity that is 2.5% greater than applicable minimum capital requirements.  The proposed Basel III rules would also impose significant changes on the risk-weighting of many assets, including home mortgages with high loan to value ratios, certain acquisition, development and construction loans, and certain past due assets.  Finally, the proposed rules would also prevent trust preferred securities from counting as Tier 1 capital for the issuer following a ten-year phase out ending in 2022.   The final rule was expected to become effective on January 1, 2013; however, due to the volume and content of public comments received, the federal regulators announced on November 9, 2012 that the final rule would not be in effect on January 1, 2013.

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

Net Operating Loss Carryforwards.  A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after August 6, 1997.  At December 31, 2012, Heritage had no net operating loss carryforwards for federal income tax purposes.

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

State Taxation

Heritage and HeritageBank are subject to Georgia, Florida, and Alabama corporate income tax, which is assessed at the rate of 6% for Georgia and Florida and 6.5% for Alabama.  For this purpose, taxable income generally means federal taxable income subject to certain modifications provided for in Georgia, Florida, and Alabama law.  Heritage and HeritageBank also are subject to Georgia business occupation taxes computed on gross receipts after deducting exempt income and interest paid on deposits and other liabilities.  The tax rates assessed vary from one municipality to another.  The total occupation taxes expensed in 2012 was $292,000.

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

The United States experienced a severe economic recession beginning in 2008 and many of the effects of that recession are expected to continue in 2013.  While economic growth has resumed recently, the rate of growth has been slow and unemployment remains at very high levels and is not expected to improve greatly in the near future.  Furthermore, our primary market areas in southern Georgia and northern and central Florida have experienced unemployment rates higher than the national average.  Loan portfolio quality has deteriorated at many financial institutions reflecting, in part, the weak U.S. economy and high unemployment.  In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  The continuing real estate downturn also has resulted in reduced demand for the construction of new housing and increased delinquencies in construction, residential and commercial mortgage loans for many lenders.  Stock prices for financial institutions and their holding companies have declined substantially, and it is significantly more difficult for those entities to raise capital or borrow in the debt markets.

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

A key component of our strategy to grow and improve profitability is to expand our branch network into communities within or adjacent to Georgia, Florida and Alabama markets in which we currently conduct business.  In June 2012, we acquired a branch in Auburn, Alabama from AB&T National Bank.  We intend to continue to pursue a growth strategy for our business.  Operating branches outside of our original southwest Georgia market and beyond our current market areas may subject us to additional risk, including the local risks related to the new market areas, management of employees from a distance, additional credit risks, logistical operational issues and management time constraints.

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

In February 2011, we acquired a failed bank in east Georgia with $131.3 million in loans, and in August 2011, we acquired a failed bank in southeast Georgia with $99.2 million in loans.  In each of these transactions, we entered into a loss-share agreement under which the FDIC will reimburse us for 80% of the losses on covered loans and other real estate owned.  These loss-share agreements require us to follow specific servicing and reporting procedures.  Failure to properly follow these procedures or other breach of the loss-share agreements by us could result in the loss of the FDIC reimbursement of losses on covered loans and other real estate owned, which could have a material negative effect on our financial condition and results of operations.

At December 31, 2012, we had an FDIC loss-share receivable of $60.7 million associated with our loss-sharing agreements with the FDIC.  This receivable is periodically adjusted to reflect the present value of our expected losses related to FDIC-assisted acquisitions plus reimbursable expenses less recoveries.  The receivable is adjusted for improvements in cash flow by reducing the receivable through negative accretion.  Conversely, if losses are greater than anticipated, the receivable would be increased.

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

Our business may be affected adversely by credit risk associated with residential real estate.

As of December 31, 2012, residential real estate, including home equity loans and lines of credit, totaled $189.2 million, or 28.2%, of total loans.  This type of lending is generally sensitive to regional and local economic conditions that may significantly affect the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict.  The decline in residential real estate values resulting from the downturn in local housing markets has reduced the value of the real estate collateral securing the majority of our loans and has increased the risk that we would incur losses if borrowers default on their loans.  In addition, borrowers seeking to sell their homes may find that they cannot sell their properties for an amount equal to or greater than the unpaid principal balance of their loans.  Continued declines in both the volume of real estate sales and sales prices, coupled with high levels of unemployment, may result in higher loan delinquencies or problem assets, a decline in demand for our products and services or a decrease in our deposits.  These potential negative events may cause us to incur losses, which would adversely affect our capital and liquidity and could damage our financial condition and business operations.  These declines may have a greater impact on our earnings and capital than on the earnings and capital of financial institutions that have more diversified loan portfolios.

We are subject to credit risks in connection with the concentration of adjustable rate loans in our portfolio.

Adjustable rate loans totaled $129.7 million, or 19.4%, of our loan portfolio at December 31, 2012.  Borrowers with adjustable rate loans are exposed to increased monthly payments when the related interest rate adjusts upward under the terms of the loan to the rate computed in accordance with the applicable index and margin.  Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable-rate loans, increasing the possibility of default.  Borrowers seeking to avoid these increased monthly payments by refinancing their loans may no longer be able to find available replacement loans at comparably lower interest rates.  In addition, declining housing prices may prevent refinancing or a sale of the home because borrowers may then have insufficient equity in their homes.  These events, alone or in combination, may contribute to higher delinquency rates and negatively impact our earnings.

If our nonperforming assets increase, our earnings will be negatively impacted.

At December 31, 2012, our nonperforming assets (which consist of non-accrual loans, loans 90 days or more delinquent, nonperforming troubled debt restructurings and foreclosed real estate assets) totaled $17.3 million, which was an increase of $6.9 million or 66.3% over nonperforming assets at December 31, 2011.  Our nonperforming assets adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or real estate owned.  We must reserve for estimated credit losses, which are established through a current period charge to the provision for loan losses, and from time to time, if appropriate, we must write down the value of properties in our other real estate owned portfolio to reflect changing market values.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs including taxes, insurance and maintenance related to our other real estate owned.  Further, the resolution of nonperforming assets requires the active involvement of management, potentially distracting them from the overall supervision of our operations and other income-producing activities.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  Management recognizes that significant new growth in loan portfolios, new loan products, and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance.  Additions to our allowance decrease our net income.  Our allowance for loan losses, excluding loans acquired through FDIC-assisted acquisitions, was 1.55% of gross loans, excluding loans acquired through FDIC-assisted acquisitions, and 61.7% of non-performing loans at December 31, 2012, compared to 1.72% of gross loans, excluding loans acquired through FDIC-assisted acquisitions, and 106.4% of nonperforming loans at December 31, 2011.

 Our emphasis on originating commercial and residential real estate and commercial and industrial loans is one of the more significant factors in evaluating the allowance for loan losses.  As we continue to increase our originations of these loans, increased provisions for loan losses may be necessary, resulting in decreased earnings.

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

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings.  Fluctuations in market value may be caused by decreases in interest rates, lower market prices for securities and limited investor demand.  Our securities portfolio is evaluated for other-than-temporary impairment on at least a quarterly basis.  If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur.  Changes in interest rates can have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.  We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes.  At December 31, 2012, the net unrealized gain on securities available for sale was $2.1 million compared to a net unrealized gain of $2.4 million at December 31, 2011.

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

Changes in interest rates also affect the current fair value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At December 31, 2012, the fair value of our portfolio of available-for-sale securities totaled $221.4 million.  Gross unrealized gains on these securities totaled $2.9 million, while gross unrealized losses on these securities totaled $864,000, resulting in a net unrealized gain of $2.1 million at December 31, 2012.

At December 31, 2012, the Company’s internal simulation model indicated that our net portfolio value would decrease by 5.5% if there was an instantaneous parallel 200 basis point increase in market interest rates.  See the Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk.

Our strategies to modify our interest rate risk profile may be difficult to implement.

Our asset/liability management strategies are designed to decrease our interest rate risk sensitivity.  One such strategy is increasing the amount of adjustable rate and/or short-term assets.  We offer adjustable rate loan products as a means to achieve this strategy.  The availability of lower rates on fixed-rate loans would generally create a decrease in borrower demand for adjustable rate assets.  Additionally, these adjustable-rate assets may prepay.  At December 31, 2012, 19.4% of our loan portfolio consisted of adjustable-rate loans, compared to 19.1% at December 31, 2011.

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

Our agreements with investors to sell our loans generally contain covenants that require us to repurchase loans under certain circumstances, including some delinquencies, or to return premiums paid by those investors if the loans are paid off early.  If we are required to repurchase sold loans under these covenants, they may be deemed troubled loans, with the potential for charge-offs and/or loss provision changes, which could impact our earnings and asset quality ratios adversely.  We did not incur any losses in conjunction with these agreements in 2012.

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

Liquidity is essential to our business.  A tightening of the credit markets and the inability to obtain adequate funding to replace deposits and fund continued loan growth may affect asset growth, our earnings capability and capital levels negatively. We rely on a number of different sources in order to meet our potential liquidity demands.  Our primary sources of liquidity are increases in deposit accounts, including brokered deposits, as well as cash flows from loan payments and our securities portfolio.  The expiration of unlimited insurance coverage for noninterest bearing demand transaction accounts on December 31, 2012 may result in a run-off in such accounts to the extent that such accounts contain in excess of the $250,000 per depositor insurance coverage limit.  Borrowings, especially from the FHLB and repurchase agreements, also provide us with a source of funds to meet liquidity demands.  An inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a substantial negative effect on our liquidity.

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

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions, our financial performance, and a number of other factors, many of which are outside our control.  Accordingly, we cannot assure our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

At December 31, 2012, we held $62.5 million of bank-owned life insurance (“BOLI”) on key employees and executives, with a cash surrender value of $23.4 million.  The policies are maintained to fund amounts owed under executive supplemental retirement plans.  The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes.  We continually monitor the financial strength of the various companies with whom we carry these policies.  However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value.  If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

If our investment in the FHLB becomes impaired, our earnings and stockholders’ equity could decrease.

At December 31, 2012, we owned $4.3 million in FHLB stock.  We are required to own this stock to be a member of and to obtain advances from our FHLB.  This stock is not marketable and can only be redeemed by our FHLB.  Our FHLB’s financial condition is linked, in part, to the eleven other members of the FHLB System and to accounting rules and asset quality risks that could materially lower their capital, which would cause our FHLB stock to be deemed impaired, resulting in a decrease in our earnings and assets.

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

Increases in deposit insurance premiums and special FDIC assessments could negatively impact our earnings.

Our deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC and are subject to deposit insurance assessments to maintain deposit insurance.  As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. Although we cannot predict what the insurance assessment rates will be in the future, either deterioration in our risk-based capital ratios or adjustments to the base assessment rates could have a material adverse impact on our business, financial condition, results of operations, and cash flows.  See “How we are Regulated” and “HeritageBank of the South - Insurance of Accounts and Regulation by the FDIC.”

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

We rely on other companies to provide key components of our business infrastructure.

Our business operations rely on third party vendors, which provide services such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interfere with the vendor's ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

Implementation of our stock-based incentive plan may dilute stockholders’ ownership interests.

As of December 31, 2012, there were approximately 43,882 restricted shares and 98,012 stock options reserved for future awards under our two equity incentive plans.  These stock-based incentive plans may be funded either through open market purchases or from the issuance of authorized but unissued shares of Heritage common stock.  While our intention is to fund this plan through open market purchases, stockholders would experience approximately a 1.7% reduction in ownership interest in the event 141,894 newly issued shares of our common stock are issued upon exercise of stock options or issued as restricted stock under these plans.

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

Our directors and executive officers own 455,234 shares, or 5.6%, of the Company’s common stock and options for an additional 606,695 shares.  In addition, our employee stock ownership plan owns 7.8% of the outstanding shares of Heritage common stock.   This may result in management, directors, and employees controlling a significant percentage of shares of Heritage common stock.  If these individuals were to act together, they could have significant influence over the outcome of any stockholder vote.  This voting power may discourage a potential sale of Heritage that its public stockholders may desire.

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

We may be adversely affected by the lack of soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by Heritage cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to Heritage. Any such losses could have a material adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Properties

At December 31, 2012, our corporate headquarters are located at 721 N. Westover Boulevard, Albany, Georgia.  In addition to our corporate headquarters, we had 20 full-service branch locations, 13 mortgage offices, and 4 investment offices.  19 of the full-service branch locations were owned and six mortgage offices and three investment offices were located in existing full-service branch locations.  One full-service branch location, 7 mortgage offices, and one investment office were leased.  A complete list of all branch and ATM locations can be found on the Heritage’s website at www.eheritagebank.com.  For more information on our fixed assets, see Item 8 - Note 9 to the Consolidated Financial Statements.

Item 3.   Legal Proceedings

The Company is not a party to any pending claims or lawsuits that management believes would have a material effect on the Company's financial condition or results of operations.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq Global Market under the symbol “HBOS.”  The shares began trading on November 30, 2010.  Prior to that date, the shares of common stock of the Predecessor also traded on that market under the same symbol.  As of December 31, 2012, the Company estimates that it had approximately 2,135 stockholders, including approximately 1,017 beneficial owners holding shares in nominee or “street” name.

The following table sets forth the high and low sales prices of the shares of common stock of the Company and cash dividends paid to public stockholders.

	High	Low	Dividends Paid Per Share

2012
Fourth quarter (10/01/2012 through 12/31/2012)	$13.97	$11.83	$0.24
Third quarter (07/01/2012 through 09/30/2012)	14.03	12.42	0.04
Second quarter (04/01/2012 through 06/30/2012)	13.00	11.25	0.04
First quarter (01/01/2012 through 03/31/2012)	12.50	11.05	0.04

2011
Fourth quarter (10/01/2011 through 12/31/2011)	$11.93	$10.01	$0.03
Third quarter (07/01/2011 through 09/30/2011)	12.18	10.07	0.03
Second quarter (04/01/2011 through 06/30/2011)	12.97	11.00	0.03
First quarter (01/01/2011 through 03/31/2011)	13.52	11.15	0.03

During the fourth quarter of 2012, the Company paid a special one-time dividend of $0.20 in lieu of regular quarterly dividends that would have been anticipated to be paid in 2013. The Company intends to resume paying cash dividends on a quarterly basis in 2014.  The continued payment of dividends also will depend on a number of factors, including our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions.  No assurance can be given that we will continue to pay dividends or that they will not be reduced or eliminated in the future.

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

Maryland law generally limits dividends by Heritage to an amount equal to the excess of our capital surplus over payments that would be owed upon dissolution to stockholders whose preferential rights upon dissolution are superior to those receiving the dividend, and to an amount that would not make us insolvent.  Finally, pursuant to FRB regulations, during the three-year period following the second-step conversion, which closed on November 30, 2010, we may not take any action to declare an extraordinary dividend to stockholders that would be treated by recipients as a tax-free return of capital for federal income tax purposes.

The Company has two equity incentive plans providing for the issuance of stock options, restricted stock, restricted share units and stock appreciation rights.  The first is a plan that originally was adopted by the Predecessor in May 2006 and became the Company’s plan in the second-step conversion, when awards and available shares under the plan were adjusted to reflect the 0.8377 exchange ratio.  In June 2011, the Company’s stockholders approved the second equity incentive plan, which reserved an additional 573,481 shares of common stock for the issuance of stock options, restricted stock, restricted share units and stock appreciation rights.  The following table includes certain information with respect to certain awards and remaining shares available for awards under these equity incentive plans as of December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	765,132	$13.51	98,012
Equity compensation plans not approved by security holders	-	-	-

Total	765,132	$13.51	98,012

During 2012, the Company completed the repurchase of 481,910 shares authorized by the stock repurchase programs announced in 2011.  In October 2012, the Company’s Board of Directors authorized another stock repurchase program to acquire up to 397,000 shares.  Under this program 72,909 shares were repurchased during 2012 at a cost of $986,000.  The program will expire in October 2013 unless completed sooner or otherwise extended.

Information on the shares purchased during 2012 is a follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January	-	$-	-	481,910
February	18,279	11.95	18,279	463,631
March	25,000	12.05	25,000	438,631
April	-	-	-	438,631
May	70,000	12.20	70,000	368,631
June	108,505	12.35	108,505	260,126
July	-	-	-	260,126
August	10,197	13.35	10,197	249,929
September	249,929	13.55	249,929	-
October	-	-	-	397,000
November	-	-	-	397,000
December	72,909	13.50	72,909	324,091
Total	671,761	$12.70	671,761	324,091

Item 6.  Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA OF

HERITAGE FINANCIAL GROUP, INC. AND ITS SUBSIDIARY

The summary financial information presented below is derived in part from the consolidated financial statements of Heritage and its subsidiary.  The information at December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011, and 2010 is derived in part from the audited consolidated financial statements of Heritage that are included in Item 8.  The information at December 31, 2009 and 2008, and for the years ended December 31, 2008 and 2007, is derived in part from audited consolidated financial statements that are not included in this Form 10-K.  However, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of the operations for the unaudited periods have been made.  The following information is only a summary, and you should read it in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Consolidated Financial Statements.

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Financial Condition Data:

Total assets	$1,097,506	$1,089,852	$755,436	$571,948	$502,058
Loans, net	660,943	553,126	410,896	328,078	297,537
Securities available for sale, at fair value:
U.S. government and agency securities and U.S Treasury Securities	21,019	45,737	89,032	30,462	21,165
Corporate debt securities	1,020	1,956	1,700	1,910	1,789
Mortgage-backed securities	157,497	162,963	128,143	58,410	65,408
State and municipal	41,573	48,204	19,160	29,122	27,511
Equity and other investments	297	157	342	621	268
Federal Home Loan Bank stock, at cost	4,330	4,067	3,703	3,253	3,186
Other equity securities, at cost	1,010	1,010	1,010	1,010	1,010
Deposits	869,554	884,187	534,243	426,607	338,546
Federal Home Loan Bank advances	60,000	35,000	62,500	42,500	52,500
Federal funds purchased and securities sold under repurchase agreements	33,219	35,049	32,421	32,843	41,497
Stockholders’ equity	120,649	124,136	119,340	60,817	62,213

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)

Selected Operations Data:

Total interest income	$54,738	$39,449	$28,439	$23,401	$27,195
Total interest expense	7,613	10,350	8,274	8,793	12,494
Net interest income	47,125	29,099	20,165	14,608	14,701
Provision for loan losses	5,930	2,800	5,500	7,500	3,350
Net interest income after provision for loan losses	41,195	26,204	14,665	7,108	11,351
Fees and service charges	8,305	7,719	6,177	4,953	5,245
Mortgage banking activities	4,768	2,377	-	-	-
Impairment loss on securities	-	(43)	-	-	(3,119)
Gain on sales of investment securities	2,838	684	294	909	235
Life insurance proceeds	-	32	916	-	-
Bargain purchase gain	(56)	4,217	2,722	-	-
Accretion of FDIC Loss Share Receivable	(5,028)	381	-	-	-
Other noninterest income	2,869	2,100	2,375	1,925	2,227
Total noninterest income	13,696	17,467	12,484	7,787	4,588
Total noninterest expense	45,549	38,746	26,049	18,271	17,429
Income before tax expense (benefit)	9,342	4,925	1,099	(3,376)	(1,490)
Income tax expense (benefit)	2,585	1,100	(307)	(1,724)	(1,228)
Net income (loss)	$6,757	$3,825	$1,406	$(1,652)	$(262)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.63%	0.39%	0.22%	(0.34%)	(0.05%)
Return on average equity	5.42%	3.12%	2.09%	(2.62%)	(0.41%)
Dividend payout ratio	41.91%	25.80%	49.08%	NM	NM
Net interest spread	5.30%	3.58%	3.55%	3.31%	3.16%
Net interest margin	5.35%	3.62%	3.66%	3.49%	3.45%
Operating expense to average total assets(1)	4.25%	3.92%	4.04%	3.72%	3.55%
Average interest-earning assets to average interest-bearing liabilities	105.96%	103.63%	107.36%	108.97%	110.34%
Efficiency ratio	74.89%	83.21%	79.79%	81.59%	90.36%
Total loans to total deposits	77.05%	63.41%	78.43%	78.32%	89.35%

Asset Quality Ratios (excluding Loans acquired through FDIC-assisted acquisitions) (1) :
Nonperforming assets to total assets at end of period	1.58%	0.95%	1.80%	1.81%	1.87%
Nonperforming assets and troubled debt restructurings to total assets at end of period	1.58%	1.53%	2.67%	2.35%	1.87%
Nonperforming loans to total loans	2.51%	1.62%	2.49%	2.53%	2.41%
Nonperforming loans and troubled debt restructurings to total loans	2.51%	3.06%	4.14%	3.48%	2.41%
Allowance for loan losses to non-performing loans	61.73%	106.40%	81.79%	71.61%	67.99%
Allowance for loan losses to total loans	1.55%	1.72%	2.04%	1.81%	1.64%
Net charge offs to average loans outstanding(1)	0.19%	0.91%	0.87%	2.13%	1.58%

Capital Ratios:
Tangible equity to total assets at end of period	10.61%	10.95%	15.41%	10.36%	12.19%
Equity to total assets at end of period	10.99%	11.39%	15.80%	10.63%	12.39%
Average equity to average assets	12.63%	12.42%	10.46%	12.84%	13.05%

Common Share Data and Other Ratios:
Gross shares outstanding at year-end(3)	8,172,486	8,712,031	8,710,511	9,595,303	9,593,628
Less treasury stock(3)	-	-	-	883,843	832,253
Net shares outstanding at year-end(3)	8,172,486	8,712,031	8,710,511	8,711,460	8,761,375
Shares owned by Heritage, MHC(2) (3)	-	-	-	6,591,756	6,591,756
Public shares outstanding(3)	8,172,486	8,712,031	8,710,511	2,119,704	2,169,619
Unearned ESOP shares(3)	385,836	439,138	492,320	203,045	239,963

Book value per share(3)	$15.49	$15.01	$14.52	$7.14	$7.30
Tangible book value per share(3)	$14.95	$14.42	$14.17	$6.96	$7.18
Basic income (loss) per share(3)	$0.85	$0.47	$0.17	$(0.20)	$(0.03)
Diluted income (loss) per share(3)	$0.85	$0.47	$0.17	$(0.20)	$(0.03)

Cash dividends paid on public shares outstanding	$2,832,185	$986,434	$690,125	$720,775	$786,914
Cash dividends paid to Heritage MHC(2)	-	-	30,600	-	-
Cash dividends waived by Heritage MHC	-	-	2,802,195	2,518,040	2,203,285
Pro forma cash dividends that would have been paid without waiver(2)(3)	$2,832,185	$986,434	$3,522,920	$3,238,765	$2,990,199
Cash dividends per share (excluding shares held by Heritage MHC)(2)(3)	$0.36	$0.12	$0.43	$0.32	$0.33
Pro forma cash dividends per share (on all outstanding shares with no waiver by Heritage MHC) (3)	$0.36	$0.12	$0.08	$0.08	$0.07

Other Data:
Number of full-service offices	20	22	16	10	8
Mortgage loan production offices	13	11	1	-	-

1.	Loans acquired through FDIC-assisted acquisitions are recorded in our assets at a discount from the contractual principal value. See Item 8 – Notes 2 and 5 to the Consolidated Financial Statements.
2.	Effective November 30, 2010, Heritage MHC was eliminated in the second-step conversion, and all dividends declared from that date are paid to all stockholders.
3.	All prior year common share data and per share calculations have been adjusted to reflect the 0.8377 share exchange.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

General.  Heritage Financial Group, Inc. (“Heritage” or the “Company”) is a $1.1 billion holding company headquartered in Albany, Georgia.  Heritage primarily conducts commercial banking, retail banking and wealth management activities through its wholly owned subsidiary, HeritageBank of the South (“HeritageBank” or the “Bank”).  As of December 31, 2012, HeritageBank operated in south Georgia, north central Florida and eastern Alabama through 20 full-service branch locations, 13 mortgage offices and 4 investment offices. HeritageBank provides credit based products, deposit accounts, corporate cash management, investment support and other services to commercial and retail clients.

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

Retail Banking.  We currently operate a branch network with each office staffed with knowledgeable banking professionals who strive to deliver quality service.

Mortgage Lending.  Staffed with experienced mortgage originators and processors, our mortgage lending department originates residential mortgage loans that are primarily sold in the secondary market through 13 production offices throughout central and southern Georgia, north central Florida and east Alabama.  We collect a fee on the origination of these loans.

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

2011 marked a milestone in our expansion activity with the purchase and assumption of two FDIC-assisted acquisitions near Savannah, Georgia and in Statesboro, Georgia.  In April 2012, we opened a commercial banking office in Macon, Georgia, and in June 2012, we completed the purchase of a single branch in Auburn, Alabama.  The Auburn, Alabama branch purchase resulted in the transfer of $12 million in loans and $19 million in deposits.  In August 2012, we hired a new management team to operate our mortgage division which is expected to lead significant growth in our mortgage business, particularly in the Atlanta, Georgia market.  In March 2013, we completed the FDIC-assisted whole-bank purchase of Frontier Bank, a nine branch full service bank based in LaGrange, Georgia with approximately $111.0 million in loans and $224.0 million in deposits.

Critical Accounting Policies

We have established certain accounting and financial reporting policies to govern the application of accounting principles generally accepted in the United States of America (“GAAP”) in the preparation of our financial statements.  Our significant accounting policies are described in Item 8 - Notes to the Consolidated Financial Statements.  Certain accounting policies involve significant judgments and assumptions by management which has a material impact on the carrying value of certain assets and liabilities.  The judgments and assumptions used by management are based on historical experience and other factors that are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions made by management, actual results could differ from the judgments and estimates adopted by management, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.  We believe the following accounting policies applied by us represent critical accounting policies.  For more information on our accounting policies, see Item 8 - Note 1 to the Consolidated Financial Statements.

Acquisition Accounting.  GAAP require the use of fair value accounting in determining the carrying values of certain assets and liabilities acquired in business combinations and accordingly we recorded assets purchased and liabilities assumed in our FDIC-assisted acquisitions at their fair values. The fair value of the loan portfolios acquired in these transactions was recorded and is being accounted for under the principles prescribed by ASC 310.

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

FDIC Receivable for Loss-Share Agreements.  A significant portion of our acquired loan and other real estate assets are covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse the Company 80% of all losses as well as certain expenses incurred in connection with those assets.  We estimate the amount that we will receive from the FDIC under the loss share agreements that will result from losses incurred as covered loans and other real estate assets are disposed, and an estimate of the receivable from the FDIC is recorded. We discount the receivable for the expected timing and receipt of those cash flows using a risk free rate plus a premium for risk. The accretion of the FDIC receivable discount is recorded into noninterest income using the level yield method over the estimated life of the receivable.

The loss share agreements also include a provision whereby if losses do not exceed a calculated threshold, we are obligated to compensate the FDIC. This is referred to as a clawback liability and, if applicable, is paid at the end of ten years. The formula for the clawback liability varies from transaction-to-transaction and will be calculated using the formula provided in the individual loss share agreements and will not be consolidated into one calculation.  The FDIC receivable for loss-share agreements is measured separately from the related covered assets because it is not contractually embedded in the assets and is not transferable if the assets are sold. We will review and update the fair value of the FDIC receivable at each reporting date in conjunction with the re-estimation of cash flows. The FDIC receivable will fluctuate as loss estimates and expected cash flows related to covered loans and other real estate owned change.

Loans Held for Sale.  Loans held for sale consist of one-to-four family residential loans originated for sale in the secondary market and are carried at fair value  under ASC 825-10-25.  For residential mortgage loans, fair value is determined by outstanding commitments from investors for committed loans and on the basis of current delivery prices in the secondary mortgage market for uncommitted loans, if any.   Adjustments to reflect unrealized gains and losses resulting from changes in fair value of residential mortgage loans held-for-sale and realized gains and losses upon ultimate sale of the loans are classified as noninterest income in the Consolidated Statements of Operations.

We enter into interest rate lock commitments (“IRLCs”) with customers on mortgage loans with the intention to sell the loan in the secondary market. The Company classifies IRLCs on residential mortgage loans, which are derivatives under ASC 815-10-15, on a gross basis within other liabilities or other assets.  The derivatives arising from the IRLCs are recorded at fair value in other assets and liabilities and changes in that fair value are included in mortgage banking activities.

The fair value of the IRLC derivatives are determined by reference to quoted prices for loans with similar coupon rates and terms. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pullthrough” rates are based on historical data and the current interest rate environment and reflect the best estimate of the likelihood that a commitment will ultimately result in a closed loan.  Gains and losses on the sale of those loans are included in mortgage banking activities.

As a result of the adoption of SAB No. 109, the loan servicing value is also included in the fair value of IRLCs.    For further information on the fair value accounting for residential mortgages held for sale, see Item 8 - Note 23 to the Consolidated Financial Statements.

Allowance for Loan Losses (ALLL).  We established provisions for loan losses, which are charged to operations, at a level believed to reflect probable credit losses based on historical loss trends and an evaluation of specific credits in the loan portfolio.

In evaluating the level of the allowance for loan losses, we consider the types and amount of loans in the loan portfolio, five year historical loss experience, migration analysis, probability of default, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and past due status and trends.

We analyze the non-FDIC acquired loan portfolios through the use of pools of homogenous loan types and through a specific quarterly review of larger problem loans.  It is expected that a certain percentage of loans will move through the asset quality grades from pass, to classified and ultimately loss.  We evaluate the non-FDIC loan portfolio through review of four loan pool categories.

1.	Pass credits with risk ratings 1-5
2.	Special mention with risk ratings 6-7
3.	Substandard with risk rating 8 and still accruing
4.	Impaired loans with risk ratings 9-11 – Nonaccrual and troubled debt restructurings

Asset quality grades are described in Item 8 – Note 4 to the Consolidated Financial Statements.

The allowance consists of two components:

1.
A general amount –  We analyze the historical migration of loans through each risk rating category and analyze the history of losses as it relates to the various loan types and collateral types in order to evaluate and estimate the volume, magnitude and direction these events. These risk factors and other factors are applied to our review of the Pass credits with risk ratings 1-5 pool and other assets specially mentioned with risk rating 6-7 pool. These factors are applied to the substandard pool; however, in addition to reviewing the pool, a select group of individual loans are reviewed.  The results of the individual review are factored in with the historical loss analysis and applied to the pool.

2.
A specific amount – Impaired loans are reviewed individually for specific amounts that are representative of identified credit exposures that are readily predictable by the current performance of the borrower and underlying collateral. Impaired loans with balances lower than $500,000 are not typically reviewed on an individual basis due to their small size.  Instead, a historical loss analysis is used for these loans, which assumes the loan migration to default is likely, and the assumed loss is recorded as a specific amount.

Even though the ALLL is composed of two components, the entire ALLL is available to absorb any credit losses.

The allowance for loan losses is assessed on a quarterly basis and we make provisions for loan losses as necessary in order to maintain the proper level of allowance.  While we use available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, where such losses were both probable and reasonably estimable.  The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.  See Item 8 - Note 1 to the Consolidated Financial Statements for further information.

Income Taxes.  The income tax accounting guidance results in two components of income tax expense: current and deferred.  Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues.  We determine deferred income taxes using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

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

Estimates of Fair Value.  The estimation of fair value is significant to a number of our assets, including, but not limited to, investment securities, goodwill, other real estate owned and other repossessed assets.  These are all recorded at either fair value or at the lower of cost or fair value.  Fair values are volatile and may be influenced by a number of factors.  Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates.  Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary.

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

Recent Accounting Standards

For discussion of Recent Accounting Standards, please see Item 8 - Note 1 to the Consolidated Financial Statements.

Comparison of Financial Condition at December 31, 2012 and December 31, 2011

General.  Total assets increased by $7.7 million, or 0.7%, to $1.098 billion at December 31, 2012, from $1.090 billion at December 31, 2011.  Cash and due from banks decreased $10.5 million, or 30.5%, to $24.0 million at December 31, 2012 from $34.5 million at December 31, 2011.  Total interest-earning assets increased $34.8 million, or 3.9%, to $926.7 million at December 31, 2012, from $891.9 million at December 31, 2011.  Loans, including loans held for sale, increased $109.4 million, securities available for sale decreased $37.6 million, federal funds decreased $17.4 million, and interest-bearing deposits in banks decreased $27.7 million.  At the same time, deposits decreased by $14.6 million, federal funds purchased and securities sold under repurchase agreements decreased by $1.8 million, other borrowings increased by $25.0 million, and stockholders’ equity decreased by $3.5 million.

Cash and Securities.  We decreased our liquidity position as a percentage of total assets to utilize excess liquidity to grow interest earning assets primarily through organic loan growth in 2012.  Cash and securities (including bank deposits and federal funds sold) decreased in the aggregate $93.3 million, or 26.0%, to $265.1 million, or 24.2% of total assets, at December 31, 2012, from $358.4 million, or 32.9% of total assets, at December 31, 2011.

	At December 31,		Amount	Percent
	2012	2011	Change	Change
	(Dollars in thousands)
Cash and due from banks	$23,993	$34,521	$(10,528)	(30.50)%
Interest-bearing deposits in banks	15,393	43,101	(27,708)	(64.29)
Federal funds sold	4,306	21,753	(17,447)	(80.21)
Securities available for sale, at fair value	221,406	259,017	(37,611)	(14.52)
Total	$265,098	$358,392	$(93,294)	(26.03)%

At December 31, 2012, our securities portfolio consisted of $21.0 million in U.S. Government agency sponsored securities, $157.5 million U.S. government agency mortgage-backed securities, $41.6 million in state and municipal securities, and $1.3 million in corporate debt and equity securities.  These corporate debt and equity securities had a net unrealized loss based on fair value of $40,000.  We currently intend on holding these securities to maturity.  We believe it is probable that we will be able to collect the amounts due under the contractual terms of the securities portfolio.  Therefore we do not believe any securities experienced other than temporary impairment at December 31, 2012.  See Item 8 - Note 3 to the Consolidated Financial Statements for additional information.

We expect to continue lowering our excess liquidity balance on a percent of total assets basis in cash, funds due from banks, federal funds sold, and securities in 2013, but at a much slower pace than 2012.  We believe that utilizing some of our excess liquidity to increase our loan portfolio is a prudent strategy to maintain through 2013.

Loans.  Our loan portfolio increased $109.4 million, or 19.5%, to $670.0 million at December 31, 2012, from $560.6 million at December 31, 2011.  Overall, this increase reflects increases in organic loan growth across our market footprint of $140.3 million and $11.0 million in loans acquired in connection with our Auburn branch acquisition, offset in part by a reduction in FDIC acquired loans of $41.9 million.

The following table reflects the changes in the types of loans in our portfolio at the end of 2012 as compared to the end of 2011.

	December 31,		Amount	Percentage
	2012	2011	Change	Change
Commercial real estate:
Nonresidential	$212,570	$138,970	$73,600	52.96%
Multifamily	21,293	15,797	5,496	34.79
Farmland	20,141	17,921	2,220	12.39
Total commercial real estate loans	254,004	172,688	81,316	47.09

Construction and land	33,340	26,804	6,536	24.38

Residential real estate:
Mortgage loans, 1-4 families	161,883	129,745	32,138	24.77
Home equity	27,345	26,154	1,191	4.55
Total residential real estate loans	189,228	155,899	33,329	21.38

Consumer and other:
Indirect auto loans	1,304	3,741	(2,437)	(65.14)
Direct auto loans	6,801	6,430	371	5.77
Other	17,393	13,701	3,692	26.95
Total consumer loans	25,498	23,872	1,626	6.81

Commercial and industrial loans	83,659	55,179	28,480	51.61

	585,729	434,442	151,287	34.82
Loans acquired through FDIC-assisted acquisitions
Non-Covered	11,850	18,721	(6,781)	(36.70)
Covered	72,425	107,457	(35,032)	(32.60)
Total loans	$670,004	$560,620	$109,384	19.51%

Overall, the change in the loan portfolio is consistent with our strategy to grow our loans organically through our nonresidential, commercial and industrial, and residential lending and to work through our FDIC acquired loan portfolio. We continue to emphasize commercial lending as noted with the growth in nonresidential and commercial and industrial loans coupled with an emphasis on residential real estate lending for mortgage loans, 1-4 families.  Outside of FDIC acquired loans, the only loan category to report a reduction was indirect auto loans driven by our strategic decision to exit that line of business.

Due to our renewed focus on finding new lending relationships from high-quality borrowers in 2012, we expanded our core loan portfolio by $140.3 million.  We also see more opportunities to take market share from the regional and community banks competing within our market footprint.  We continue to seek opportunities to grow our loan portfolio through organic growth, branch acquisitions, loan purchases, FDIC-assisted opportunities, and whole bank acquisitions.

At December 31, 2012, we had approximately $15.6 million in loans held for sale, which are mortgage loans generated to be sold to investors, as compared to $7.5 million at the end of 2011.  The increase was driven by our continued focus on this product and our election, during the third quarter of 2012, to account for these loans under ASC 825-10-25.  We typically hold these loans for less than ninety days and earn the stated rate on the note until they are purchased by the investor.  See Item 8 – Notes 1 and 23 of the Consolidated Financial Statements for additional information.

Delinquencies and Nonperforming Assets.  As of December 31, 2012, our total loans delinquent for 30 to 89 days was $2.1 million or 0.32% of total loans, excluding FDIC acquired loans.  See Item 1 - Asset Quality - Delinquent Loans and - Classified Assets for additional information.

At December 31, 2012, our nonperforming assets totaled $17.9 million, or 1.58% of total assets, compared to $10.4 million, or 0.95% of total assets at December 31, 2011.  This $7.5 million, or 72.3%, increase was primarily driven by the migration of two relationships totaling $6.0 million to non-performing status during the third quarter of 2012.  One of the relationships totaling $3.5 million was classified a troubled-debt restructuring and additional collateral of $6.1 million has been secured.  The other relationship was a Chapter 11 bankruptcy where the collateral deficiency is fully reserved as of year-end.  Both of these relationships were previously identified as criticized assets.

Our loan portfolio has included FDIC acquired loans since December 2009, which are generally recorded at a deep discount from the contractual principal value and accounted for under ASC 310-30.  These loans acquired through FDIC-assisted acquisitions are excluded from the delinquent loan tables below because they are accounted for in a different manner.  See Item 8 - Note 5 to the Consolidated Financial Statements for more information concerning our FDIC acquired loans.    Included in non-accruing loans at December 31, 2012, are troubled debt restructurings of $6.9 million, which involve forgiving a portion of interest or principal on loans or making loans at a rate materially below market.

The table below sets forth the amounts and categories of non-performing assets in our loan portfolio, excluding loans and foreclosed assets acquired through FDIC-assisted acquisitions, at the dates indicated.

	Non-Performing Assets at December 31,
	2012	2011	Amount Change	Percent Change
	(Dollars in thousands)
Non-accruing loans	$14,677	$7,043	$7,634	108.4%
Foreclosed assets	2,620	3,356	(736)	(21.9)
Total non-performing assets	$17,297	$10,399	$(6,898)	66.3%

Non-performing loans increased to 2.5% of total loans at the end of 2012 from 1.6% at the end of 2011 primarily driven by the migration of $6.0 million of criticized assets to nonaccrual, as discussed above.  Foreclosed assets, excluding assets acquired through FDIC-assisted acquisitions, decreased from $3.4 million at December 31, 2011 to $2.6 million at December 31, 2012.  We continue to aggressively confront credit quality issues in our loan portfolio.  Foreclosed assets, which consist almost entirely of OREO, experienced a slight reduction driven by a combination of sales and write downs in excess of additions for 2012.  We believe the current value of each foreclosed asset represents our estimated disposition value based on current appraisals and market data, and all of these properties are being marketed actively for disposition.  During 2012, we had gross proceeds on sales of OREO, excluding assets acquired through FDIC-assisted acquisitions, of approximately $2.4 million and recorded net losses of approximately $219,000 on those sales.  See Item 1 - Asset Quality - Delinquent Loans and - Classified Assets for additional information.

Our internally criticized (watch list) and classified assets, excluding FDIC acquired loans, totaled $28.2 million at December 31, 2012, compared to $33.2 million at December 31, 2011.  This includes loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.  These balances include the aforementioned nonperforming loans, OREO, and repossessed assets.  These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

Our internal loan review processes strive to identify weaknesses in loans prior to performance issues.  However, our processes do not always provide sufficient time to work out plans with borrowers that would avoid foreclosure and/or losses.  We have taken actions to prevent losses in our current portfolio with our special assets committee.  We have also taken steps to better evaluate the capital and liquidity positions of our commercial loan guarantors, particularly those involved in commercial real estate construction and development.

Allowance for Loan Losses.  Our allowance for loan losses at December 31, 2012 was $9.1 million compared to $7.5 million at December 31, 2011.  Excluding FDIC acquired loans, the allowance for loan losses to total loans was 1.55% at December 31, 2012 and 1.72% at December 31, 2011.  This decrease reflects improving credit trends in our loan portfolio; however, we are cautiously optimistic the improvement will continue into 2013.

The following table sets forth asset quality information, excluding FDIC acquired loans for the periods indicated:

	At and For the Year Ended
	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Allowance for loan losses to total loans	1.55%	1.72%
Allowance for loan losses to average loans	1.62	1.32
Allowance for loan losses to non-performing loans	61.73	106.40

Loans 30 to 89 days past due and still accruing	$2,131	$371

Nonaccrual loans	$14,677	$7,043
Loans 90 days past due and still accruing	-	-
Total non-performing loans	14,677	7,043
Other real estate owned and repossessed assets	2,620	3,356
Total non-performing assets	$17,297	$10,399

Non-performing loans to total loans	2.51%	1.62%
Non-performing assets to total assets	1.58	0.95
Net charge-offs to average loans (annualized)	0.19	0.91
Net charge-offs	$933	$3,502

We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses as necessary in order to maintain the proper level of allowance.  While we use available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.  The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.  See Item 8 – Note 4 to the Consolidated Financial Statements for additional information.

Premises and Equipment. Premises and equipment increased $3.5 million, or 11.8%, at December 31, 2012, primarily driven by an Auburn, Alabama branch purchase and completed construction on a Valdosta, Georgia branch and a Macon, Georgia branch at $1.7 million, $2.4 million and $733,000, respectively, during 2012. Additionally, we closed branches in Guyton, Georgia and Collins, Georgia and transferred $458,000 to premises held for sale.  See Item 8 – Note 9 to the Consolidated Financial Statements for additional information.

FDIC Loss-Share Receivable. The FDIC loss-share receivable was $60.7 million at December 31, 2012 and represents the present value of 80% of our expected losses and reimbursable expenses associated with the covered assets acquired through FDIC-assisted acquisitions.  During 2012, $17.1 million in reimbursements from the FDIC had been recorded and net negative accretion totaled $5.0 million.  See Item 8 – Note 6 to the Consolidated Financial Statements for additional information.

Intangible Assets, Goodwill and Other Assets.  Intangible assets and goodwill decreased from $4.8 million by $613,000 to $4.2 million, primarily related to the amortization expense of $781,000 related to core deposit intangibles in 2012.

Cash surrender value of bank owned life insurance (“BOLI”) increased from $15.6 million at December 31, 2011 to $23.4 million at December 31, 2012 primarily resulting from 2012 purchases of life insurance to cover additional key members of the Company that were not previously covered under the program.  Other assets decreased $1.4 million during 2012, primarily due to a reduction in receivables from an OREO settlement and from the FDIC related to our 2011 FDIC-assisted transactions.

Deposits.  Total deposits decreased $14.6 million, or 1.7%, to $869.6 million at December 31, 2012 compared with $884.2 million at December 31, 2011, primarily driven by planned deposit runoff of $33.3 million in part offset by acquired deposits of $18.7 million related to the Auburn branch acquisition.  A summary of deposit accounts with the corresponding weighted average cost of funds is presented below (in thousands).

	As of December 31, 2012		As of December 31, 2011
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Checking (noninterest)	$116,272	0.00%	$78,823	0.00%
NOW (interest)	144,954	0.10	151,765	0.28
Savings	67,391	0.05	60,552	0.16
Money Market	246,237	0.36	284,268	0.56
Certificates	294,700	1.17	308,779	1.67
Total	$869,554	0.52%	$884,187	0.89%

Borrowings and Other Liabilities.  The total amount of other borrowings increased $25.0 million from $35.0 million at the end of 2011 to $60.0 million at the end of 2012, as we took advantage of low borrowings rates to fund loan growth.  The weighted average rate on these advances was 3.61% in 2012 compared to 3.68% in 2011.  Federal funds purchased decreased by $1.1 million and securities sold under agreements to repurchase decreased by $692,000 for a net decrease of $1.8 million, or 5.2%, as a result of a decrease in our federal funds purchased from Chattahoochee Bank of Georgia and due to the reduced commercial accounts with corresponding repurchase agreements.  See Item 8 – Note 15 to the Consolidated Financial Statements for additional information.

Equity.  Total equity decreased $3.5 million to $120.6 million at December 31, 2012, compared with $124.1 million at December 31, 2011, primarily driven by the repurchase of common shares of $7.2 million, dividends of $2.8 million paid during the year, and other comprehensive loss of $1.8 million, offset in part by net income of $6.8 million, stock-based compensation of $858,000, and the allocation of $669,000 in ESOP shares.

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

	Year Ended December 31,
	2012				2011				2010
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Loans	$608,722		$49,807	8.18%	$517,093		$33,725	6.52%	$379,696		$23,810	6.28%
Investment securities	240,198		5,186	2.16	220,163		5,416	2.46	142,301		4,455	3.35
Other short term investments	38,782		137	0.35	78,430		308	0.39	43,547		174	0.40
Total interest-earning assets	887,702		55,130	6.21	815,686		39,449	4.89	565,544		28,439	5.03
Non-interest earning assets	183,373				172,810				78,853
Total assets	1,071,075				988,496				644,397

Interest-Bearing Liabilities:
Interest checking, money market and savings	465,954		1,347	0.29	423,986		3,185	0.75	279,017		2,947	1.06
Time deposits	299,333		3,528	1.18	283,300		4,365	1.54	170,659		2,812	1.65
Total interest bearing-deposits	765,287		4,875	0.64	707,286		7,550	1.07	449,676		5,759	1.28
Securities sold under repurchase and borrowings	72,503		2,739	3.78	79,856		2,800	3.51	77,081		2,515	3.26
Total interest- bearing liabilities	837,790		7,614	0.91	787,142		10,350	1.31	526,757		8,274	1.57

Noninterest Bearing Liabilities:
Demand deposits	96,077				71,852				41,503
Other liabilities	12,615				6,775				8,659
Total non-interest bearing liabilities	108,692				78,627				50,162
Total liabilities	946,482				865,769				576,919
Shareholder’s equity	124,593				122,727				67,478
Total liabilities and shareholder’s equity	1,071,075				988,496				644,397

Net interest income			$47,516				$29,099				$20,165
Net interest rate spread				5.30%				3.58%				3.55%
Net earning assets	$49,912				$28,544				$38,787
Net interest margin				5.35%				3.62%				3.66%

Average interest- earning assets to average interest-bearing liabilities	1.06	x			1.04	x			1.07	x

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

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2012 vs. 2011			2011 vs. 2010			2010 vs. 2009
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$5,976	$10,106	$16,082	$7,867	$2,048	$9,915	$4,837	$417	$5,254
Investment securities	493	(723)	(230)	1,734	(773)	961	767	(1,090)	(323)
Other short-term investments	(156)	(15)	(171)	117	17	134	111	(4)	107

Total interest-earning assets	$6,313	$(9,368)	$15,681	$9,718	$1,292	$11,010	$5,715	$(677)	5,038

Interest-bearing liabilities:
Interest checking, money market and savings	315	(2,153)	(1,838)	1,336	(1,098)	238	1,378	(517)	861
Wholesale time deposits	247	(1,084)	(837)	2,509	(956)	1,553	(349)	(1,226)	(1,575)
Total interest-bearing deposits	562	(3,237)	(2,675)	3,845	(2,054)	1,791	1,029	(1,743)	(714)
Borrowings	(258)	197	(61)	135	150	285	(146)	340	194
Total interest-bearing liabilities	$304	(3,040)	(2,736)	$3,980	(1,904)	$2,076	$883	(1,403)	(520)

Net interest income			$18,417			$8,934			$5,558

Comparison of Operating Results for the Year Ended December 31, 2012 and December 31, 2011

General.  During the year ended December 31, 2012, we recorded net income of $6.8 million, or $0.85 basic and diluted earnings per share, compared to a net income of $3.8 million, or $0.47 basic and diluted earnings per share, for the year ended December 31, 2011.  This $3.0 million improvement in operating results reflects an increase in net interest income and a decrease in loan loss provision expense, excluding FDIC acquired loans, partially offset by an increase in FDIC acquired loan loss provision expense, a decrease in noninterest income, and  an increase in noninterest expense.

Interest Income.  Total interest income for 2012 increased $15.3 million, or 38.8%, to $54.7 million, compared to $39.4 million during 2011.  The increase was due to a $72.0 million, or 8.8%, increase in average interest-earning assets during 2012 primarily driven by organic loan growth to $887.7 million, compared to $815.7 million during 2011.  Also positively impacting interest income was the balance sheet structural shift from lower yielding short-term investments to higher yielding loans as a percentage of interest-earning assets.  Moreover, the yield on interest-earning assets improved by 132 basis points to 6.21% during 2012 as compared to 4.89% in 2011.

Interest income on loans for 2012 was $49.8 million compared to $33.7 million for 2011.  The $16.1 million increase in interest income on loans was primarily driven by the increase in yield compared to the prior year on FDIC acquired loans, which carry a higher interest rate as compared to traditional loans.  Also benefiting our increased interest income on loans was organic loan growth driven by our expansion into the Valdosta, Statesboro, Macon and Auburn markets during 2012.   Our expansion into these new markets helped increase our average loan portfolio balance by $91.6 million while the 166 basis point increase in the weighted average yield on loans to 8.18% for 2012 compared to 6.52% in 2011 was driven by improved accretion on FDIC acquired loans for 2012.

Interest income on investment securities for 2012 was $5.2 million compared to $5.4 million in 2011.  The weighted average yield on investments for 2012 declined 30 basis points to 2.16% compared to 2.46% for 2011.  However, growth in the average balance of investment securities of $20.0 million for 2012 positively impacted the interest income on investment securities as excess liquidity was invested.  We continue to anticipate the yield on our investment portfolio to decline during 2013 as a result of this low interest rate environment as maturing investments are replaced with lower yielding investments.

Interest income on other short-term investments for 2012 decreased to $137,000 compared to $308,000 in 2011.  The decline was driven by a reduction in the average balance of other short-term investments of $39.6 million as excess liquidity was used to fund organic loan growth.  The average yield on other short-term investments modestly declined 4 basis points to 0.35% for 2012 compared to 0.39% for 2011.

Interest Expense.  Total interest expense for 2012 decreased $2.7 million, or 26.4%, to $7.6 million compared to $10.3 million for 2011.  The decrease in interest expense was primarily the result of a decline in the weighted average cost of interest-bearing liabilities for 2012 of 40 basis points to 0.91% compared to 1.31% for 2011.  The decrease in interest expense was in part offset by growth in the average balance of interest-bearing liabilities for 2012 of $50.6 million, or 6.4%, compared to 2011.  We anticipate the change in the cost of interest-bearing liabilities to be minimal in 2013 unless market interest rates either increase or decrease significantly.

Interest expense on deposits for 2012 was $4.9 million compared to $7.6 million for 2011.  The decrease in interest expense on deposits for 2012 was driven by a decline in the weighted average cost on deposits of 43 basis points to 0.64% compared to 1.07% for 2011, due to a decrease in market rates of interest.  The decrease in interest expense was in part offset by growth in interest-bearing deposits primarily the result of the deposits acquired in our FDIC-assisted transactions and our expansion into the Valdosta, Statesboro, Macon and Auburn markets, which was reflected in the increase in the average balance of the interest-bearing deposits portfolio for 2012 of $58.0 million compared to 2011.

Interest expense on other borrowings, consisting of FHLB advances, federal funds purchased and securities sold under agreement to repurchase, decreased $61,000 compared to 2011.  The decrease in the interest expense on other borrowings for 2012 was primarily driven by a reduction in the average balance of other borrowings of $7.4 million compared to 2011.  The decrease in interest expense for 2012 was offset in part by an increase in the weighted average rate paid on these borrowings 27 basis points to 3.78% compared to 3.51% for 2011.

Net Interest Income.  Net interest income for 2012 increased $18.0 million, or 62.0%, to $47.1 million compared to $29.1 million for 2011.  The overall increase was primarily driven by an increase in the yield and balance of interest-earning assets on top of a decline in the cost of interest-bearing liabilities partially offset by balance growth in interest-bearing liabilities.  The net interest spread for 2012 increased 172 basis points to 5.30% compared to 3.58% for 2011.  The net interest margin for 2012 improved 173 basis points to 5.35% from 3.62% for 2011.  The primary reason the net interest margin increased significantly for 2012 was the result of increased loan accretion for FDIC acquired loans increasing the weighted average yield on loans 166 basis points compared to 2011.  We also expect loan accretion for FDIC acquired loans to continue to positively impact the net interest margin for 2013.

Our asset-liability management policy seeks to mitigate interest rate risk by making our balance sheet as neutral as possible to changes in interest rates.  Although our goal is to be neutral to changes in rates, we will not take undue risk to achieve this goal.  Therefore, we remain exposed to fluctuation in interest rates.  See Item 7a.  -Quantitative and Qualitative Disclosures about Market Risk

Provision for Loan Losses.  During 2012, we recorded provision for loan losses expense of $5.9 million compared to $2.9 million for 2011.  The increase in provision expense was primarily driven by FDIC acquired provision expense for 2012 of $3.4 million where 80% of the expense related to covered loans is reimbursable from the FDIC.  The remaining provision expense for noncovered loan losses, excluding FDIC acquired, trended lower for 2012 compared to 2011 primarily driven by a reduction in annualized net charge-offs offset in part by organic loan growth. We include five years of historical losses in our allowance calculation for all periods.  The use of this timeframe has recently resulted in an overall increase in historical losses.  However, offsetting the upward trend in losses is a change in the portfolio mix where loan growth has occurred.  Specifically, positive growth occurred in nonresidential loans as a percentage of the loan portfolio which carries a lower historical loss rate compared to other loan categories.  In addition, criticized and classified loans have decreased as a percentage of the overall loan portfolio. The following table presents the provision for loan expense in more detail for the periods indicated.

	For the Year Ended December 31,
	2012	2011

Provision for loan losses – noncovered	$2,500	$2,895
Provision for loan losses – FDIC acquired noncovered	12	-
Provision for loan losses – noncovered	2,512	2,895
Provision for loan losses- FDIC acquired covered	3,418	-
Provision for loan losses	$5,930	$2,895

For further information on the loan portfolio and allowance for loan losses, see Item 8 – Notes 4 and 5 to the Consolidated Financial Statements.

Noninterest Income.  A summary of noninterest income, excluding securities transactions, bargain purchase gains, and gain on BOLI life insurance proceeds, follows:

	Year Ended December 30,
	2012	2011	$ Chg	% Chg
	(Dollars in thousands)

Service charges on deposit accounts	$4,748	$4,777	$(29)	(0.6	) %
Bankcard services income	3,231	2,637	594	22.5
Other service charges, commissions and fees	326	305	21	6.9
Brokerage fees	1,838	1,386	452	32.6
Mortgage banking activities	4,768	2,377	2,391	100.0
Bank-owned life insurance	771	588	183	31.1
Accretion of FDIC loss-share receivable	(5,028)	381	(5,409)	(100.0)
Other	260	126	134	100.0
Total noninterest income	$10,914	$12,577	$(1,663)	(13.22	) %
Noninterest income as a percentage of average assets	1.02%	1.27%

The decrease in service charges on deposit accounts was primarily driven by a per account reduction in overdraft fees offset in part by an increase in fees for services per account and an overall increase in the customer base.   The bankcard services income was primarily driven by our increased customer base and usage. The improvement in brokerage fees was primarily driven by our expansion of brokerage offices. The increase in mortgage banking activities was primarily driven by increased volume resulting in an increase of $2.1 million and the fair value election on mortgage loans held for sale resulting in an increase of $336,000 for 2012.

Accretion for FDIC loss-share receivable in 2012 turned negative $5.0 million compared to positive accretion of $381,000 for 2011.  The accretion turned negative as a result of improvement in the expected cash flows of the FDIC acquired performing loan pools and the FDIC true-up liability accrual of $703,000 for 2012 in part offset by increased provision expense on individually assessed covered loans of $3.4 million compared to no provision expense for individually assessed covered loans for the same period in 2011.  See Item 1 - Accounting for FDIC Acquired Loans.

Noninterest Expense. A summary of noninterest expense follows:

	Year Ended
	December 31,
	2012	2011	$ Chg	% Chg
	(Dollars in thousands)

Salaries and employee benefits	$23,543	$20,393	$3,150	15.4%
Equipment	2,700	1,996	704	35.3
Occupancy	2,932	2,279	653	28.7
Advertising and marketing	656	785	(129)	(16.4)
Legal and accounting	804	588	216	36.7
Directors fees and retirement	713	699	14	2.0
Consulting and other professional fees	515	716	(201)	(28.1)
Telecommunications	976	829	147	17.7
Supplies	562	547	15	2.7
Data processing fees	3,665	2,846	819	28.8
Loss on sales and write-downs of other real estate owned	219	771	(552)	(71.6)
Gain on sales and write-downs of FDIC other real estate owned	(313)	(383)	70	(18.3)
Foreclosed asset expenses	970	725	245	33.8
Foreclosed FDIC acquired asset expenses	1,767	118	1,649	100.0
FDIC insurance and other regulatory fees	1,037	954	83	8.7
Acquisition related expenses	418	1,309	(891)	(68.1)
Deposit intangible expenses	781	692	89	12.9
Other operating expense	3,604	2,882	722	25.1
Total noninterest expenses	$45,549	$38,746	$6,803	17.6%
Noninterest expenses as a percentage of average assets	4.25%	3.92%
Efficiency ratio	74.89%	83.21%

The increase in salaries and employee benefits was primarily due to the increase, on average, of 18 FTE’s, or 6.0%, from the prior year related to our acquisition activity and a one-time, early retirement charge for 2012 of $641,000.  The increase in equipment, occupancy, data processing, and other operating expenses is due to the expanded branch network.  The decrease in acquisition related expenses is the result of elevated expenses experienced in 2011 related to the Citizens and First Southern FDIC-assisted acquisitions.  During 2012, we recorded a loss on the sale of OREO, excluding FDIC acquired, lower than in 2011.  During 2012, we recorded gains on the sale of FDIC acquired OREO assets lower than in 2011.  Foreclosed asset expense for FDIC acquired assets increased from the prior year related to the improved resolution process for these assets.

Income Tax Expense.  For 2012, we recorded an income tax expense of $2.6 million, compared to $1.1 million during 2011.  Our effective tax rate 2012 was 27.7% compared to 22.3% for 2011.  See Item 8 – Note 16 to the Consolidated Financial Statements for additional information.

Comparison of Operating Results for the Year Ended December 31, 2011 and December 31, 2010

General.  During the year ended December 31, 2011, we recorded net income of $3.8 million, or $0.47 basic and diluted earnings per share, compared to a net income of $1.4 million, or $0.17 basic and diluted earnings per share, for the year ended December 31, 2010.  This $2.4 million improvement in operating results reflected an increase in net interest income, a decrease in loan loss provision expense, and an increase in noninterest income, which were partially offset by an increase in noninterest expense.

Interest Income.  Total interest income for 2011 increased $11.0 million, or 38.7%, to $39.4 million, compared to $28.4 million during 2010.  The increase was due to a $250.1 million, or 44.2%, increase in average interest-earning assets during 2011 to $815.7 million, compared to $565.5 million during 2010.  This increase in average interest-earning assets was due primarily to the two FDIC-assisted acquisitions completed in 2011 and, to a lesser extent, organic loan growth.  This increase in the average balance of earning assets was offset by a 23 basis point decrease in yield on interest-earning assets to 4.89% during 2011 as compared to 5.12% in 2010, as a result of the effects of the rate cuts by the FRB since 2007.

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

Interest income on investment securities for 2011 was $5.4 million compared to $4.4 million in 2010.  Our average investment securities increased by $77.9 million to $220.2 million for 2011 as a result of increased purchases and $35.7 million in securities acquired through FDIC-assisted acquisitions.  The weighted average yield on investments for 2011 declined 89 basis points to 2.46% compared to 3.35% for 2010.

Interest income on short-term investments for 2011 was $308,000 compared to $174,000 in 2010.  Our average short-term investments increased $34.9 million to $78.4 million as a result of the growth in liquid assets from our FDIC-assisted acquisitions.  The average yield on short-term investments decreased 1 basis point for 2011.

Interest Expense.  Total interest expense increased $2.1 million or 25.3% to $10.4 million for 2011, compared to $8.3 million during 2010.  The cost of interest-bearing liabilities decreased 26 basis points to 1.31% during 2011 compared with 1.57% during 2010, as a result of the continued downward trends in the rate cycle.  This decrease in costs was offset by an increase in the average balance of interest-bearing liabilities during 2011 to $787.1 million, an increase of $260.3 million compared to $526.8 million during 2010 primarily driven by the deposits acquired through two FDIC-assisted acquisitions occurring in 2011.

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

Provision for Loan Losses.  During 2011, we recorded a $2.9 million provision for loan losses, which is a decrease of $2.6 million, or 47.3%, compared to the $5.5 million provision recorded during 2010.  The primary difference in provision expense was due to improvement in the underlying credit trends in the loan portfolio.

Our loan portfolio includes $126.2 million of loans acquired through FDIC-assisted acquisitions, which are generally recorded at a deep discount and subject to accounting under ASC 310-30.  These FDIC acquired loans were not subject to provision expense for 2011.

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

Accretion of FDIC loss-share receivable resulted in $381,000 in noninterest income in 2011, which consisted of $903,000 in present value adjustments partially offset by $522,000 of negative accretion associated with improvement in expected cash flows associated with the performing loan pools acquired through FDIC-assisted transactions.

Noninterest Expense. A summary of noninterest expense follows:

	Year Ended
	December 31,
	2011	2010	$ Chg	% Chg
	(Dollars in thousands)

Salaries and employee benefits	$20,393	$12,676	$7,717	60.9%
Equipment	1,996	1,131	865	76.5%
Occupancy	2,279	1,512	767	50.7%
Advertising and marketing	785	593	192	32.4%
Legal and accounting	588	616	(28)	(4.5)%
Directors fees and retirement	699	563	136	24.2%
Consulting and other professional fees	716	364	352	96.7%
Telecommunications	829	517	312	60.3%
Supplies	547	350	197	56.3%
Data processing fees	2,846	2,190	656	30.0%
Loss (gain) on sales and write-downs of other real estate owned	388	(18)	406	2255.6%
Foreclosed asset expenses	725	1,013	(288)	(28.4)%
FDIC insurance and other regulatory fees	954	924	30	3.3%
Acquisition related expenses	1,309	627	682	108.8%
Deposit intangible expenses	692	276	416	150.7%
Other operating expense	3,000	1,715	1,285	74.9%
Total noninterest expenses	$38,746	$25,049	$13,697	54.7%
Noninterest expenses as a percentage of average assets	3.92%	3.89%
Efficiency ratio	83.21%	79.79%

The increase in salaries and employee benefits was due to an increase in the number of full-time equivalent employees to 327 for 2011, compared to 217 for 2010, primarily related to our FDIC-assisted acquisitions and our mortgage banking expansion.  We added approximately 57 employees associated with the two FDIC-assisted acquisitions and added approximately 20 employees associated with our mortgage banking expansion.  Equipment and occupancy expenses increased primarily due to the two FDIC-assisted acquisitions occurring in 2011.  Consulting and other professional fees increased in 2011, because we hired outside advisors to assist us in evaluating expansion and acquisition opportunities and in integrating our recently acquired branches. The increase in telecommunications expenses and supplies is related to our acquisition and expansion activity.  The increase in data processing fees reflects our expanded operations and the increased use of debit and ATM cards; however, this cost was more than offset by the income we received on these transactions.

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

Income Tax Expense.  For 2011, we recorded an income tax expense of $1.1 million, compared to a tax benefit of $307,000 during 2010.

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

Liquidity management involves the matching of cash flow requirements of customers, who may be either depositors desiring to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs and the ability to manage those requirements.  We strive to maintain an adequate liquidity position by managing the balances and maturities of interest earning assets and interest bearing liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds.

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

If additional liquidity were needed, we would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our unpledged investment portfolio.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At December 31, 2012, HeritageBank had total federal funds credit lines with six correspondent banks of $74.0 million, with no outstanding advances.  The Bank also maintains a credit facility with the FHLB of $123.4 million with total outstanding advances of $60.0 million at December 31, 2012.

At December 31, 2012, total deposits decreased $14.6 million, or 1.7%, to $869.6 million compared to $884.2 million for 2011 primarily driven by planned runoff of time deposit customers.  Federal funds purchased and securities sold under agreements to repurchase decreased $1.8 million, or 5.2%, to $33.2 million for 2012 compared to $35.0 million for 2011.  Also, FHLB advances increased $25.0 million to $60.0 million for 2012 compared to $35.0 million for 2011.

The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Risk Management Committee with day to day responsibility delegated to the Asset/ Liability Management Committee (“ALCO”) and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at December 31, 2012, were considered satisfactory.  At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds.  The Company is aware of no events or trends likely to result in a negative material change in liquidity.

The consolidated statements of cash flows for 2012 detail cash flows from operating, investing and financing activities.  For 2012, net cash used in investing activities and financing activities were $26.4 million and $20.0 million, respectively, offset in part by net cash provided by operating activities of $35.8 million, resulting in a net decrease in cash of $10.5 million as compared to 2011.

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

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates.  In addition to the commitments below, we had overdraft protection available in the amounts of $12.3 million at December 31, 2012.

	December 31, 2012
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(In thousands)
Contractual obligations:
FHLB advances	$-	$20,000	$25,000	$15,000	$60,000
Repurchase agreement	417	-	15,000	15,000	30,417
Other borrowings	2,802	-	-	-	2,802
Operating leases (premises)	416	890	582	1,778	3,666
Total advances and operating Leases	3,635	20,890	40,582	31,778	96,885

Off-balance sheet loan commitments:
Undisbursed portions of loans closed	-	-	-	-	-
Commitments to originate loans	36,887	-	-	-	36,887
Unused lines of credit	57,180	8,482	3,441	18,492	87,595
Total loan commitments	$94,067	$8,482	$3,441	$18,492	$124,482
Total contractual obligations and loan commitments					$221,367

Capital Resources

Heritage and HeritageBank are subject to minimum capital requirements imposed by the GDBF, FDIC and FRB.  Based on their capital levels at December 31, 2012, Heritage and HeritageBank exceeded these state and federal requirements.  Consistent with our goals to operate a sound and profitable organization, our policy is for HeritageBank to maintain a "well-capitalized" status under the capital categories of the FDIC.  Based on capital levels at December 31, 2012, HeritageBank was considered to be well-capitalized.

As reflected in the following table, Heritage and HeritageBank exceeded the minimum capital ratios at December 31, 2012:

	Actual		For Capital Adequacy Purposes		Minimum Required to be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital to Risk-Weighted Assets:
Heritage Consolidated	$128,381	18.4%	$55,697	8.0%	N/A	-
HeritageBank	$111,762	16.4%	$54,359	8.0%	$67,949	10.0%

Tier I Capital to Risk-Weighted Assets:
Heritage Consolidated	$119,881	17.2%	$27,849	4.0%	N/A	-
HeritageBank	$103,248	15.2%	$27,180	4.0%	$40,769	6.0%

Tier I Capital to Average Total Assets:
Heritage Consolidated	$119,881	11.0%	$43,498	4.0%	N/A	-
HeritageBank	$103,248	9.6%	$43,186	4.0%	$53,982	5.0%

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

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability, and capital targets, we have focused our strategies on:

•	Limiting the percentage of long-term fixed-rate loans within our portfolio;

•	Originating a mix of variable-rate and shorter term fixed-rate loans;

•	Extending time deposit and other borrowings duration; and

•	Managing loan and deposit pricing to optimize ALCO strategies.

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

The Company’s strategy is to mitigate interest risk to the greatest extent possible. Based on our analysis of the Company’s overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk such as the interest rate swap derivative executed in 2012.  See Item 8 – Note 19 in the Consolidated Financial Statements.  These strategies aim to achieve neutrality to interest rate risk.  Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates.  As of December 31, 2012, a drop in interest rates would decrease our net interest income and an increase in rates would increase our net interest income, also known as being “asset sensitive.”  The asset sensitivity position was in part driven by our strategic decision to extend other borrowings and continue improving the balance sheet mix.  We plan to improve the asset sensitivity position by focusing our efforts to extend liabilities and increase variable rate assets.  We feel the level of interest rate risk is at an acceptable level, and is within our internal policy limits.

The following table sets forth the distribution of the repricing of our earning assets and interest-bearing liabilities as of December 31, 2012, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	December 31, 2012
	Maturing or Repricing Within
	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
	(Dollars in thousands)

Earning assets:
Short-term assets	$19,699	$-	$-	$-	$19,699
Investment securities	19,259	40,065	96,082	66,000	221,406
Loans held for sale	15,608	-	-	-	15,608
Loans	102,003	131,553	345,363	82,024	660,943
	156,569	171,618	441,445	148,024	917,656

Interest-bearing liabilities:
Interest-bearing demand deposits	(144,954)	-	-	-	(144,954)
Savings and money market	(313,628)	-	-	-	(313,628)
Time deposits	(65,466)	(150,993)	(78,241)	-	(294,700)
Other borrowings	(33,219)	-	-	-	(33,219)
Federal Home Loan Bank advances	-	-	(45,000)	(15,000)	(60,000)
	(557,267)	(150,993)	(123,241)	(15,000)	(846,501)

Interest rate sensitivity gap	$(400,698)	$20,625	$318,204	$133,024	$73,957
Cumulative interest rate sensitivity gap	$(400,698)	$(380,073)	$(61,869)	$71,155
Interest rate sensitivity gap ratio	0.28	1.14	3.58	9.87
Cumulative interest rate sensitivity gap ratio	0.28	0.46	0.93	1.08

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

Market Rate Change	Effect on Net Interest Income
+400	6.4%
+300	6.1%
+200	5.5%
+100	4.4%
-100	-2.3%

Quarterly Financial Summary - Unaudited

The following table presents condensed information relating to quarterly periods presented.

	For the Three Months Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(dollars in thousands expect per share data)
Results of Operations:
Net interest income	$14,530	$12,713	$10,159	$9,724	$9,211
Provision for loan losses	2,507	1,934	1,091	400	595
Net interest income after provision for credit losses	12,023	10,779	9,068	9,324	8,616
Total noninterest income	2,873	4,361	3,679	2,783	3,173
Total noninterest expense	12,095	11,978	10,674	10,801	10,528
Income before provision (benefit) for income taxes	2,801	3,162	2,073	1,306	1,261
Provision (benefit) for income taxes	373	1,164	713	335	(90)
Net income	$2,428	$1,998	$1,360	$971	$1,351

Per Share Data:
Weighted average shares – basic	7,720,839	7,942,852	8,071,354	8,144,382	8,229,293
Weighted average shares – diluted	7,722,867	7,944,983	8,702,935	8,145,730	8,230,206

Basic earnings per share	$0.31	$0.25	$0.17	$0.12	$0.17
Diluted earnings per share	0.31	0.25	0.17	0.12	0.17
Cash dividend declared per share	0.24	0.04	0.04	0.04	0.03

Item 8.  Financial Statements and Supplementary Data

See page 75 for our unaudited quarterly results of operations and the pages beginning with F-1 for our audited consolidated financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) under the Securities Exchange Act (the “Exchange Act”)) as of December 31, 2012 was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective in ensuring that the information required to disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including its Chief Executive Officer and Chief Financial Officer) in a timely manner; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b)           Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

The Company’s independent registered public accounting firm has issued an audit report on Heritage’s internal control over financial reporting.  This report can be found in Item 8 – Report of Independent Registered Public Accounting Firm.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Directors

Information concerning the Directors of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 22, 2013, a copy of which will be filed not later than 120 days after the close of the 2012 fiscal year.

Executive Officers

Information concerning the Executive Officers of the Company is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 22, 2013, a copy of which will be filed not later than 120 days after the close of the 2012 fiscal year.

Audit Committee Matters and Audit Committee Financial Expert

The Board of Directors of the Company has a standing Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of that committee are Directors Burger (chair), McGinley and Stanley, all of whom are considered independent under Nasdaq listing standards.  The Board of Directors has determined that Director Burger is an “audit committee financial expert” as defined in applicable SEC rules.  Additional information concerning the Audit Committee is incorporated herein by reference from the Company’s definitive proxy statement for its annual meeting of stockholders to be held May 22, 2013 (except for information contained under the heading “Report of the Audit Committee”), a copy of which will be filed not later than 120 days after the close of the 2012 fiscal year.

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

Under the Bylaws of the Company, in order for a stockholder nominee to be eligible for election a director of the Company, the nomination (i) must have been agreed to by the Board of Directors or Nominating Committee -or (ii) must have been made by a stockholder who (1) is a stockholder of record on the date of giving the public notice of the date of the meeting as noted below and on the record date for the determination of stockholders entitled to vote at the meeting, and (2) complies with the notice procedures below.  Stockholder nominations must be made by timely notice in writing to the Secretary of the Company.  To be timely, a stockholder's notice shall be delivered or mailed to and received by the Secretary at the principal executive offices of the Company not less than 90 days or more than 120 days prior to the date of the meeting; provided, however, that in the event that less than 100 days' notice or public announcement of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the tenth day following the day on which such notice of the date of the meeting was mailed or otherwise transmitted or the day on which public announcement of the date of the meeting was first made by the Company, whichever shall first occur.  A stockholder's notice must be in writing and set forth (a) as to each person whom the stockholder proposes to nominate for election as a director, all information relating to such person that is required to be disclosed in connection with solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act or any successor rule or regulation; and (b) as to the stockholder giving the notice: (i) the name and address of such stockholder as they appear on the Company 's books and of the beneficial owner, if any, on whose behalf the nomination is made; (ii) the class or series and number of shares of capital stock of the Company that are owned beneficially or of record by such stockholder and such beneficial owner; (iii) a description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder; (iv) a representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the persons named in its notice; and (v) any other information relating to such stockholder that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Regulation 14A under the Exchange Act or any successor rule or regulation.   Such stockholder notice must be accompanied by a written consent of each proposed nominee to be named as a nominee and to serve as a director if elected.  No person shall be eligible for election as a director of the Company unless nominated in accordance with these requirements.  The officer of the Company or other person presiding at the meeting shall, if the facts so warrant, determine that a nomination was not made in accordance with such provisions and, if he or she should so determine, he or she shall so declare to the meeting and the defective nomination shall be disregarded.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock, file with the SEC initial reports of ownership and reports of changes in ownership of the Company's common stock.  Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To the Company's knowledge, no late reports occurred during the fiscal year ended December 31, 2012, and all other Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with.

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

Item 11.  Executive Compensation

Information concerning executive compensation required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 22, 2013, a copy of which will be filed not later than 120 days after the close of the 2012 fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 22, 2013, a copy of which will be filed not later than 120 days after the close of the 2012 fiscal year.

See Item 5 for information regarding shares available under the Company’s equity incentive compensation plans.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 22, 2013, a copy of which will be filed not later than 120 days after the close of the 2012 fiscal year.

Information concerning the independence of our directors required by this item is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 22, 2013, a copy of which will be filed not later than 120 days after the close of the 2012 fiscal year.

Item 14.  Principal Accountant Fees and Services

Information concerning fees and services by our principal accountants required by this item is incorporated herein by reference from our definitive proxy statement for the annual meeting of stockholders to be held on May 22, 2013, a copy of which will be filed not later than 120 days after the close of the 2012 fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8 of this Form 10-K:

Reports of Independent Registered Public Accounting Firm

Consolidated Balances Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Other Comprehensive Income (Loss) for the Years Ended December 31, 2012, 2011, and 2010

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011, and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

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
h
2.6	Purchase and Assumption Agreement dated February 23, 2010, between HeritageBank of the South and The Park Avenue Bank	e
2.7	Purchase and Assumption Agreement dated April 6, 2012, between HeritageBank of the South and AB&T National Bank	l
2.8	Purchase and Assumption Agreement dated as of March 8, 2013 by and among the FDIC, receiver of Frontier Bank, LaGrange, Georgia; HeritageBank of the South; and the FDIC in its corporate capacity.	n
3.0	Form S-3	m
3.1	Articles of Incorporation of Heritage Financial Group, Inc.	a
3.2	Bylaws of Heritage Financial Group, Inc.	a
4	Form of Heritage Financial Group, Inc. Common Stock Certificate	a
10.1	Employment Agreement between O. Leonard Dorminey and HeritageBank	b*
10.2	Employment Agreement between O. Leonard Dorminey and Heritage Financial Group	b*
10.3	Employment Agreement between Carol W. Slappey and HeritageBank	b*
10.4	Deferred Compensation and Excess/Matching Contribution Plans	b
10.5	Supplemental Executive Retirement Plan	b
10.6	Directors’ Retirement Plan	b
10.7	Employee Stock Ownership Plan	b
10.8	Heritage Financial Group 2006 Equity Incentive Plan	c
10.9	Awards made to directors and executive officers under the Heritage Financial Group 2006 Equity Incentive Plan on July 1, 2006 and the forms and agreement in Exhibit 10.10.	c
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
		j
12.1	Ratio of Earnings to Fixed Charges	12.1
14	Code of Business Conduct and Ethics	k
21	Subsidiaries of the Company	k
23	Consent of Accountants	23
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	31.2
32	Section 1350 Certifications	32
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

a	Filed as an exhibit to the Heritage Financial Group, Inc. Registration Statement on Form S-1 (File No. 333-123581) filed on May 23, 2010.
b	Filed as an exhibit to the Registration Statement of Heritage Financial Group (the Predecessor) on Form SB-2 (File No. 333-123581) filed on March 25, 2005.
c	Included as Exhibit 10.11 to the Form 10-KSB for the year ended December 31, 2006, filed by Heritage Financial Group (the Predecessor) with the SEC on March 27, 2007.
d	Included as an exhibit to the Form 8-K filed by Heritage Financial Group (the Predecessor) with the SEC on December 8, 2009.
e	Included as an exhibit to the Form 8-K filed by Heritage Financial Group (the Predecessor) with the SEC on February 25, 2010.
f	Filed as an exhibit to Pre-Effective Amendment No. 1 to the Heritage Financial Group, Inc. Registration Statement on Form S-1 (File No. 333-123581) filed on August 9, 2010.
g	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on February 24, 2011.
h	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on August 22, 2011.
i	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on April 21, 2011.
j	Included as an exhibit to the Form 10-Q filed by Heritage Financial Group, Inc. with the SEC on August 15, 2011.
k	Included as an exhibit to the Form 10-K filed by Heritage Financial Group, Inc. with the SEC on March 31, 2011.
l	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on April 11, 2012.
m	Form S-3 was filed by Heritage Financial Group, Inc. with the SEC on October 25, 2012.
n	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on March 12, 2013.
*	Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP, INC.

Date:	March 15, 2013	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 15, 2013	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	March 15, 2013	/s/ Antone D. Lehr
Antone D. Lehr, Chairman of the Board

Date:	March 15, 2013	/s/ Joseph C. Burger
Joseph C. Burger, Vice Chairman of the Board

Date:	March 15, 2013	/s/ Douglas J. McGinley
Douglas J. McGinley, Director

Date:	March 15, 2013	/s/ Carol W. Slappey
Carol W. Slappey, Director

Date:	March 15, 2013	/s/ J. Keith Land
J. Keith Land, Director

Date:	March 15, 2013	/s/ J. Lee Stanley
J. Lee Stanley, Director

Date:	March 15, 2013	/s/ T. Heath Fountain
T. Heath Fountain, Executive Vice President
Chief Administrative Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

***

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Heritage Financial Group, Inc.
and Subsidiary
Albany, Georgia

We have audited the accompanying consolidated balance sheets of Heritage Financial Group, Inc. and Subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Financial Group, Inc. and Subsidiary as of December 31, 2012 and 2011, and the results of their income and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting

/s/ Mauldin & Jenkins, LLC
Albany, Georgia
March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Heritage Financial Group, Inc.
and Subsidiary
Albany, Georgia

We have audited the internal control over financial reporting of Heritage Financial Group, Inc. and subsidiary (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 15, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ Mauldin & Jenkins, LLC
Albany, Georgia
March 15, 2013

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2012	2011
Assets

Cash and due from banks	$23,993	$34,521
Interest-bearing deposits in banks	15,393	43,101
Federal funds sold	4,306	21,753
Total cash and cash equivalents	43,692	99,375
Securities available for sale, at fair value	221,406	259,017
Federal Home Loan Bank Stock, at cost	4,330	4,067
Other equity securities, at cost	1,010	1,010
Loans held for sale	15,608	7,471
Loans	597,579	453,163
Covered loans	72,425	107,457
Less allowance for loan losses	9,061	7,494
Loans, net	660,943	553,126

Other real estate owned	3,242	3,362
Covered other real estate owned	9,467	10,047
Total other real estate owned	12,709	13,409

FDIC loss-share receivable	60,731	83,901
Premises and equipment, net	33,015	29,532
Goodwill and intangible assets	4,235	4,848
Cash surrender value of bank owned life insurance	23,382	15,611
Other assets	16,445	18,485
	$1,097,506	$1,089,852

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$116,272	$78,823
Interest-bearing	753,282	805,364
Total deposits	869,554	884,187
Federal funds purchased and securities sold under repurchase agreements	33,219	35,049
Other borrowings	60,000	35,000
Other liabilities	14,084	11,480
Total liabilities	976,857	965,716
Commitment and Contingencies (Note 20)
Stockholders' equity
Preferred stock, par value; $0.01; 5,000,000 shares authorized;none issued, respectively	-	-
Common stock, par value $0.01; 45,000,000 shares authorized;8,172,486 and 8,712,031 shares issued, respectively	82	87
Capital surplus	82,154	88,393
Retained earnings	46,299	42,374
Accumulated other comprehensive loss, net of tax of $2,566 and $1,384	(3,849)	(2,076)
Unearned employee stock ownership plan (ESOP) shares,385,836 and 439,138 shares	(4,037)	(4,642)
Total stockholders' equity	120,649	124,136

	$1,097,506	$1,089,852

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Interest income
Interest and fees on loans	$49,798	$33,725	$23,810
Interest on taxable securities	3,681	4,536	3,495
Interest on nontaxable securities	1,123	880	960
Interest on federal funds sold	30	60	45
Interest on deposits in other banks	106	248	129
	54,738	39,449	28,439
Interest expense
Interest on deposits	4,874	7,550	5,759
Interest on other borrowings	2,739	2,800	2,515
	7,613	10,350	8,274
Net interest income	47,125	29,099	20,165
Provision for loan losses	5,930	2,895	5,500
Net interest income after provision for loan losses	41,195	26,204	14,665

Noninterest income
Service charges on deposit accounts	4,748	4,777	4,113
Bankcard services income	3,231	2,637	1,709
Other service charges, commissions and fees	326	305	355
Brokerage fees	1,838	1,386	1,070
Mortgage banking activities	4,768	2,377	606
Bank owned life insurance	771	588	610
Gain on bank owned life insurance	-	32	916
Other-than-temporary impairment losses	-	(159)	-
Portion of impairment loss recognized in other comprehensive income	-	(116)	-
Net impairment losses recognized in earnings	-	(43)	-
Gain on sales of securities	2,838	684	294
Gain (loss) on acquisitions	(56)	4,217	2,722
Accretion of FDIC loss share receivable	(5,028)	381	-
Other income	260	126	88
	13,696	17,467	12,484
Noninterest expense
Salaries and employee benefits	23,543	20,393	12,676
Equipment and occupancy	5,632	4,275	2,643
Advertising and marketing	656	785	593
Professional fees	1,319	1,304	980
Information services expenses	4,641	3,675	2,707
(Gain) loss on sales and write-downs of other real estate owned	219	771	(18)
Gain on sales and write-downs of FDIC acquired other real estate owned	(313)	(383)	-
Foreclosed asset expenses	970	725	1,013
Foreclosed FDIC acquired asset expenses	1,767	118	-
FDIC insurance and other regulatory fees	1,037	954	924
Impairment loss on intangible asset	-	-	1,000
Acquisition related expenses	418	1,309	627
Deposit intangible expenses	781	692	276
Other operating	4,879	4,128	2,627
	45,549	38,746	26,049
Income before income taxes (benefit)	$9,342	$4,925	$1,099

Applicable income tax expense (benefit)	2,585	1,100	(307)

Net income	$6,757	$3,825	$1,406
Earnings per common share:
Basic earnings per share	$0.85	$0.47	$0.17
Diluted earnings per share	$0.85	$0.47	$0.17
Weighted average-common shares outstanding
Basic	7,969,104	8,188,843	8,424,394
Diluted	7,970,903	8,190,062	8,432,282

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Thousands)

	Years Ended December 31,
	2012	2011	2010

Net income	$6,757	$3,825	$1,406

Other comprehensive income (loss):
Accretion of realized gain on terminated cash flow hedge, net of tax of $65 , $99,and $141	(98)	(149)	(211)
Unrealized loss on cash flow hedge, net of tax benefit of $863, $- and $-	(1,295)	-	-
Net unrealized holding gains (losses) arising during period, net of tax (benefit) of $1,514, $2,474 and $695	1,514	3,710	(1,043)
Reclassification adjustment for gains and securities impairment included in net income, net of tax $1,135, $273 and $118	(1,703)	(410)	(176)
Adjustment to recognize funded status of pension plan, net of tax of $127, $875 and $65	(191)	(1,313)	(97)

Total other comprehensive income (loss)	(1,773)	1,838	(1,527)

Comprehensive income (loss)	$4,984	$5,663	$(121)

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in Thousands, except per share data)

							Other
					Unearned		Compre-
	Common Stock		Capital	Retained	ESOP	Treasury	hensive
	Shares	Par Value	Surplus	Earnings	Shares	Stock	Income (Loss)	Total

Balance, December 31, 2009	11,454,344	$115	$40,610	$38,984	$(2,424)	$(14,080)	$(2,387)	$60,818
Net income	-	-	-	1,406	-	-	-	1,406
Cash dividend declared,$0.36 per share	-	-	-	(854)	-	-	-	(854)
Stock-based compensation expense	-	-	810	-	-	-	-	810
Repurchase of 1,578 shares of stock for the treasury	-	-	-	-	-	(19)	-	(19)
Issuance of 1,075 shares of common stock from the treasury	-	-	(4)	-	-	14	-	10
Items relating to conversion and stock offering:
Merger of Heritage MHC	(7,868,875)	(79)	102	-	-	-	-	23
Treasury stock retired	(1,055,587)	(11)	(14,074)	-	-	14,085	-	-
Common stock exchanged for cash in lieu of issuing fractional shares	(411,127)	(4)	4	-	-	-	-	-
Proceeds from stock offering, net offering expenses ($4,459)	6,591,756	66	61,393	-	-	-	-	61,459
Purchase of ESOP shares (327,677)	-	-	-	-	(3,277)	-	-	(3,277)
Other comprehensive loss	-	-	-	-	-	-	(1,527)	(1,527)
Tax benefit from stock-based compensation plans	-	-	(14)	-	-	-	-	(14)
ESOP shares earned, 38,403 shares	-	-	3	-	456	-	-	459
Tax benefit on ESOP expense	-	-	46	-	-	-	-	46
Balance, December 31, 2010	8,710,511	$87	$88,876	$39,536	$(5,245)	$-	$(3,914)	$119,340
Net income	-	-	-	3,825	-	-	-	3,825
Cash dividend declared,$0.12 per share	-	-	-	(987)	-	-	-	(987)
Issuance of 121,530 shares of restricted common stock	121,530	1	(1)	-	-	-	-	-
Forfeiture of 3,068 of restricted common stock	(3,068)	-	-	-	-	-	-	-
Repurchase of 116,942 shares of common stock	(116,942)	(1)	(1,309)	-	-	-	-	(1,310)
Stock-based compensation expense	-	-	728	-	-		-	728
Other comprehensive income	-	-	-	-	-	-	1,838	1,838
Tax benefit from stock-based compensation plans	-	-	(8)	-	-	-	-	(8)
ESOP shares earned, 53,182 shares	-	-	17	-	603	-	-	620
Tax benefit on ESOP expense	-	-	90	-	-	-	-	90
Balance, December 31, 2011	8,712,031	$87	$88,393	$42,374	$(4,642)	$-	$(2,076)	$124,136

(Continued)

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(Dollars in Thousands, except per share data)

						Accumulated
						Other
					Unearned	Compre-
	Common Stock		Capital	Retained	ESOP	hensive
	Shares	Par Value	Surplus	Earnings	Shares	Loss	Total
Balance, December 31, 2011	8,712,031	$87	$88,393	$42,374	$(4,642)	$(2,076)	$124,136
Net income	-	-	-	6,757	-	-	6,757
Cash dividend declared, $0.36 per share	-	-	-	(2,832)	-	-	(2,832)
Issuance of 15,600 shares of restricted common stock	15,600	-	-	-	-	-	-
Forfeiture of 326 shares of restricted common stock	(326)	-	-	-	-	-	-
Repurchase of 554,819 shares of common stock	(554,819)	(5)	(7,215)	-	-	-	(7,220)
Stock-based compensation expense	-	-	858	-	-	-	858
Other comprehensive loss	-	-	-	-	-	(1,773)	(1,773)
Tax benefit from stock-based compensation plans	-	-	7	-	-	-	7
ESOP shares earned 53,302 shares	-	-	64	-	605	-	669
Tax benefit on ESOP expense	-	-	47	-	-	-	47
Balance, December 31, 2012	8,172,486	$82	$82,154	$46,299	$(4,037)	$(3,849)	$120,649

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$6,757	$3,825	$1,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,110	1,522	946
Amortization of deposit intangibles	781	692	276
Impairment loss on intangible assets	-	-	1,000
Provision for loan losses	5,930	2,895	5,500
ESOP compensation expense	669	620	459
Provision for deferred (taxes) benefit	(384)	(270)	955
Stock-based compensation expense	858	728	810
Accretion of gain on termination of cash flow hedge	(163)	(248)	(352)
Amortization of available for sale discounts and premiums, net	3,761	2,533	1,904
Impairment on securities available for sale	-	43	-
Gain on sales of securities available for sale, net	(2,838)	(684)	(294)
(Gain) loss on sales and write-downs of other real estate owned	219	771	(18)
(Gain) on sales and write-downs of FDIC acquired other real estate owned	(313)	(383)	-
Net gain on sales or disposal of premises and equipment	-	(4)	(4)
Increase in bank owned life insurance	(771)	(587)	(267)
Excess tax benefit related to stock-based compensation plans	(7)	8	14
Excess tax expense related to ESOP	(47)	(90)	(46)
Decrease in FDIC loss share receivable	18,143	3,494	-
Accretion of FDIC loss share receivable	5,028	(381)	-
(Increase) decrease in interest receivable	1,131	(1,782)	116
Increase (decrease) in interest payable	(291)	270	(43)
Increase in loans held for sale	(8,137)	(7,246)	(225)
Decrease in prepaid FDIC assessment	344	840	837
Gain on bank owned life insurance	-	(32)	(916)
Bargain purchase (gain) loss	56	(4,217)	(2,722)
Net other operating activities	2,964	2,547	(2,010)
Total adjustments	29,043	1,039	5,920
Net cash provided by operating activities	35,800	4,864	7,326

INVESTING ACTIVITIES
(Increase) decrease in interest-bearing deposits in banks	27,708	(32,190)	32,325
Purchases of securities available for sale	(170,043)	(135,484)	(256,281)
Proceeds from maturities of securities available for sale	94,697	98,185	98,224
Proceeds from sales of securities available for sale	111,720	55,935	36,566
Purchase of bank owned life insurance	(7,000)	-	-
Increase (decrease) in Federal Home Loan Bank stock	(263)	1,202	(450)
(Increase) decrease in federal funds sold	17,447	(19,053)	8,640
Increase in loans, net	(113,821)	(8,876)	(39,858)
Purchases of premises and equipment	(4,311)	(9,562)	(3,334)
Net cash received from acquisition activity	5,831	67,704	40,553
Proceeds from sales of premises and equipment	-	19	17
Proceeds from sales of other real estate owned	11,665	8,851	2,628
Net cash provided by (used in) investing activities	(26,370)	26,731	(80,970)

(Continued)

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2012	2011	2010
FINANCING ACTIVITIES
Increase (decrease) in deposits	$(33,130)	$6,454	$10,573
Increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(1,830)	2,628	(422)
Proceeds from other borrowings	25,000	-	20,000
Repayment of other borrowings	-	(32,744)	-
Excess tax benefit related to stock-based compensation plans	7	(8)	(14)
Excess tax related to ESOP	47	90	46
Purchase of shares, net	(7,220)	(1,310)	(8)
Net proceeds from common stock offering and reorganization	-	-	61,482
Purchase of common shares for ESOP	-	-	(3,277)
Dividends paid to stockholders	(2,832)	(987)	(854)

Net cash provided by (used in) financing activities	(19,958)	(25,877)	87,526

Net increase (decrease) in cash and due from banks	(10,528)	5,718	13,882

Cash and due from banks at beginning of year	34,521	28,803	14,921

Cash and due from banks at end of year	$23,993	$34,521	$28,803

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid (received) during the year for:
Interest	$7,879	$10,080	$8,278
Income taxes paid (received)	$2,925	$-	$(807)

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$10,847	$4,557	$4,560
Pension liability increase (decrease)	$(191)	$1,313	$97

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank.  The total of those reserve balance requirements was approximately $1.2 million and $18.7 million at December 31, 2012 and 2011, respectively.

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

Loans Held for Sale

Loans held for sale consist of one-to-four family residential loans originated for sale in the secondary market and are carried at fair value under ASC 825-10-25. For residential mortgage loans, fair value is determined by outstanding commitments from investors for committed loans and on the basis of current delivery prices in the secondary mortgage market for uncommitted loans, if any.  Adjustments to reflect unrealized gains and losses resulting from changes in fair value of residential mortgage loans held-for-sale and realized gains and losses upon ultimate sale of the loans are classified as noninterest income in the Consolidated Statements of Income.

The Company enters into interest rate lock commitments (“IRLCs”) with customers on mortgage loans with the intention to sell the loan in the secondary market. The Company classifies IRLCs on residential mortgage loans, which are derivatives under ASC 815-10-15, on a gross basis within other liabilities or other assets.  The derivatives arising from the IRLCs are recorded at fair value in other assets and liabilities and changes in that fair value are included in mortgage banking activities.

The fair value of the IRLC derivatives are determined by reference to quoted prices for loans with similar coupon rates and terms. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pullthrough” rates are based on both the Company’s historical data and the current interest rate environment and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan.  Gains and losses on the sale of those loans are included in mortgage banking activities.

As a result of the adoption of SAB No. 109, the loan servicing value is also included in the fair value of IRLCs.    For further information on the fair value accounting for residential mortgages held for sale, see Note 23.

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

Purchased loans acquired in business acquisitions are recorded at the fair value at the acquisition date.  Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date.

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

Covered Loans

The portion of the Company’s loan portfolio covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse the Company 80% of all losses as well as certain expenses incurred in connection with those assets. For further information of accounting for covered loans refer to the Acquisition Accounting and FDIC receivable for Loss Share Agreements sections within this Note 1.

Allowance for Loan Losses

The Company establishes provisions for loan losses, which are charged to income, at a level Management believes will reflect probable credit losses based on historical loss trends and an evaluation of specific credits in the loan portfolio.  For further information on the accounting for Allowance for Loan Losses, see Note 4 for further information.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment

Land is carried at cost.  Premises and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives:

Years

Buildings	40
Furniture and equipment	3-7

Intangible Assets

Intangible assets consist of core deposit intangibles acquired in connection with business acquisitions.  The core deposit intangibles are initially recognized based on a valuation performed as of the consummation date.  The core deposit intangibles are amortized over the average remaining life of the acquired customer deposits, or approximately 7 years.  Intangible assets were evaluated for impairment as of December 31, 2012 and based on that evaluation there was no impairment.

Goodwill

Goodwill recorded represents the excess of the purchase price over the fair value of the net assets acquired in acquisitions. Goodwill acquired in a business acquisition is determined to have an indefinite useful life and is not amortized, but tested for impairment at least annually.
Goodwill is tested for impairment on an annual basis and between annual tests if events occur, or if circumstances change, that would more likely than not reduce the fair value below its carrying amount. The annual impairment test is based on discounted cash flow models that incorporate variables including growth in net income, discount rates, and terminal values. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized as a non-cash charge.  Goodwill was evaluated for impairment during the fourth quarter of 2012, and based on that evaluation there was no impairment.

Other Real Estate Owned (“OREO”)

OREO, consisting of properties obtained through foreclosure or through a deed in lieu of foreclosure in satisfaction of loans, is reported at the lower of cost or fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs. Management also considers other factors, including changes in absorption rates, length of time the property has been on the market and anticipated sales values, which have resulted in adjustments to the collateral value estimates indicated in certain appraisals.  At the time of foreclosure or initial possession of collateral, any excess of the loan balance over the fair value of the real estate held as collateral is treated as a charge against the allowance for loan losses.

Subsequent declines in the fair value of OREO below the new cost basis are recorded through valuation adjustments. Significant judgments and complex estimates are required in estimating the fair value of other real estate, and the period of time within which such estimates can be considered current is significantly shortened during periods of market volatility. In response to market conditions and other economic factors, management may utilize liquidation sales as part of its problem asset disposition strategy. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from sales transactions could differ significantly from appraisals, comparable sales, and other estimates used to determine the fair value of other real estate.  Management reviews the value of other real estate periodically and adjusts the values as appropriate. Revenue and expenses from OREO operations as well as gains or losses on sales and any subsequent adjustments to the value are recorded as a component of non-interest expense.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Covered OREO

The portion of OREO covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse the Company 80% of all losses as well as certain expenses incurred in connection with those assets.   For further information of accounting for covered loans refer to the Acquisition Accounting and FDIC receivable for Loss Share Agreements sections within this Note 1.

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

Income Taxes (continued)

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

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of December 31, 2012, there were no accruals for uncertain tax positions and no accruals for interest and penalties. The Company and its subsidiary file a consolidated United States federal income tax return, as well as income tax returns  in Georgia, Florida, Alabama and Maryland.  The Company's filed income tax returns are no longer subject to examination by taxing authorities for years prior to 2009.

Earnings Per Share

Basic earnings per share represent net income available to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unearned shares of the Employee Stock Ownership Plan and unvested shares of stock.  Diluted earnings per share are computed by dividing net income by the sum of the weighted-average number of shares of common stock outstanding and dilutive potential common shares. Potential common shares consist only of stock options and unvested restricted shares.

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

Derivative Instruments

The Company enters into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. In addition, certain contracts and commitments are defined as derivatives under generally accepted accounting principles.

All derivative instruments are carried at fair value on the balance sheet. Special hedge accounting provisions are provided, which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in the fair value of the derivative, see Note 19 for additional information.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments (continued)

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedged transaction.

Reclassification

Certain amounts in the consolidated financial statements presented in the year ended December 31, 2011 have been reclassed to conform to the December 31, 2012 presentation, with no effect on total assets or net income.

Recent Accounting Standards

The following are summaries of recently issued accounting pronouncements that impact the accounting and reporting practices of the Company:

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs to amend the Fair Value Measurement topic of the Accounting Standards Codification by clarifying the application of existing fair value measurement and disclosure requirements and by changing particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments were effective for the Company beginning January 1, 2012 and did not have a material impact on the Company’s financial position, results of income or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in equity is eliminated. The guidance is effective for the Company for the first quarter of 2012, and did not have a material impact on the Company’s results of income or financial position. It did not result in a change of disclosure, as the Company currently presents other comprehensive income in the separate statement following the Consolidated Statements of Income.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill Impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). Based on the qualitative assessment, if an entity determines that the fair value of a reporting unit is more than its carrying amount, the two-step goodwill impairment test is not required. The new guidance is effective for the Company beginning January 1, 2012, and did not have a material impact on the Company’s results of income or financial position.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (continued)

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities which is intended to enhance disclosures resulting in improved information being available to users of financial information about financial instruments and derivative instruments that are subject to offsetting (“netting”) in statements of financial position whether the statements are prepared using U.S. GAAP or International Financial Reporting Standards. ASU 2011-11 requires disclosure of both gross information and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting agreement. In addition to the quantitative disclosures, reporting entities also are required to provide a description of rights of setoff associated with recognized assets and recognized liabilities subject to enforceable master netting arrangements or similar agreements. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The required disclosures should be provided retrospectively for all comparative periods presented. The Company is evaluating the impact that the adoption of ASU 2011-11 will have on its financial position, results of income and cash flows.

In October 2012, ASU 2012-06, “Business Combinations (Topic 805) - Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force).” ASU 2012-06 clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. Under ASU 2012-06, when a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and, subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs (as a result of a change in cash flows expected to be collected on the assets subject to indemnification), the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement (that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets). The amendments are effective for fiscal years beginning on or after December 15, 2012 and early adoption is permitted. The amendments are to be applied prospectively to any new indemnification assets acquired after the date of adoption and to indemnification assets existing as of the date of adoption arising from a government-assisted acquisition of a financial institution. The Company adopted this standard on October 1, 2012. The effect of adopting this standard did not have a material effect on the consolidated financial statements.

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

Single Branch of AB&T National Bank

On June 30, 2012, the Company completed an acquisition of a single branch of AB&T National Bank located in Auburn, Alabama.  The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

	Acquired	Fair Value and Other Adjustments		As Recorded by Heritage Financial Group
Assets	(dollars in thousands)
Cash and cash equivalents	$146	$5,685	(a)	$5,831
Premises and equipment	1,741	-		1,741
Loans	10,890	(117)	(b)	10,773
Core deposit intangibles	-	168	(c)	168
Other assets	43	-		43
Total Assets	$12,820	$5,736	(e)	$18,556

Liabilities
Noninterest-bearing deposits	$1,636	$-		$1,636
Interest-bearing deposits	16,810	50	(d)	16,860
Other liabilities	26	-		26
Total Liabilities	$18,472	$50	(e)	$18,522

Explanations

(a)	The adjustment represents the cash received from AB&T to reflect the acquisition of excess liabilities assumed over assets purchased.
(b)	The adjustment represents the adjustment to fair market value of the loans assumed in the transaction.
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

The Company elected to account for loans acquired in the Citizens acquisition under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Topic 310-30 applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. Topic 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans that fall under its scope.

The following table presents information regarding the loan portfolio acquired on February 18, 2011 at fair value (dollars in thousands):

	Loans With Deterioration of Credit Quality	Loans Without A Deterioration of Credit Quality	Total Loans, at Fair Value

Construction and land	$5,641	$7,454	$13,095
Farmland	1,272	2,362	3,634
Residential real estate	3,804	14,936	18,740
Commercial real estate	4,635	15,551	20,186
Commercial and industrial	1,787	11,643	13,430
Consumer	31	3,604	3,635
	$17,170	$55,550	$72,720

The following table presents purchased loans accounted for under ASC Topic 310-30 as of the Closing Date:

February 18, 2011
(dollars in thousands)

Contractually-required principal and interest	$172,568
Non-accretable difference	(63,694)
Cash flows expected to be collected	108,874
Accretable yield	(36,154)
Fair value of loans accounted for under ASC 310-30	$72,720

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

The following table presents information regarding the loan portfolio acquired on August 19, 2011 at fair value (dollars in thousands):

	Loans with deterioration of credit quality	Loans without deterioration of credit quality	Total loans, at fair value
Construction and land	$4,888	$3,604	$8,492
Farmland	-	4,709	4,709
Residential real estate	2,058	26,302	28,360
Commercial real estate	2,517	9,814	12,331
Commercial and industrial	76	8,897	8,973
Consumer	44	5,175	5,219
	$9,583	$58,501	$68,084

The following table presents purchased loans accounted for under ASC Topic 310-30 as of the Closing Date:

August 19, 2011
(dollars in thousands)

Contractually-required principal and interest	$127,042
Non-accretable difference	(36,994)
Cash flows expected to be collected	$90,048
Accretable yield	(21,964)
Fair value of loans accounted for under ASC 310-30	$68,084

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

The table below represents the refinements to the Company’s initial fair value adjustments allowed by ASC 820, recorded subsequent to the date of acquisition, as of December 31, 2010:

(dollars in thousands)	As Recorded by Heritage Financial Group	Adjusted Fair Value		As Recorded by Heritage Financial Group
Assets
Cash and cash equivalents	$40,562	$-		$40,562
Premises and equipment	3,448	-		3,448
Loans	51,792	(749)	(a)	51,043
Core deposit intangibles	1,130	781	(b)	1,911
Other assets	245	(63)		182
Total Assets	$97,177	$(31)		$97,146

Liabilities
Noninterest-bearing deposits	$15,564	$-		$15,564
Interest-bearing deposits	81,557	(31)	(c)	81,526
Other liabilities	56	-		56
Total Liabilities	97,177	$(31)		$97,146
Explanations

(a)	The adjustment represents a refinement to the fair market value of the loans assumed in the transaction.
(b)	The adjustment represents a refinement to the value of the core deposit intangible assumed in the acquisition. The core deposit intangible was recorded as an identifiable intangible asset and will be amortized over the average life of the related deposit portfolio, estimated to be seven years.
(c)	The adjustment represents a refinement to fair value of the CD's acquired and will be amortized to reduce interest expense over the average life of the portfolio.

The Company did not acquire any loans with deteriorated credit quality as of the acquisition date in the PAB branch transaction.  Accordingly, the Company accounts for the loans acquired in this transaction under FASB ASC 805, Business Combinations.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	SECURITIES

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2012:	(dollars in thousands)
U. S. Government sponsored agencies (GSEs)	$20,996	$50	$(27)	$21,019
State and municipal securities	40,509	1,362	(298)	41,573
Corporate debt securities	1,150	-	(130)	1,020
GSE residential mortgage-backed securities	156,469	1,434	(406)	157,497
Total debt securities	219,124	2,846	(861)	221,109
Equity securities	207	93	(3)	297
Total securities	$219,331	$2,939	$(864)	$221,406

December 31, 2011:
U. S. Government sponsored agencies (GSEs)	$45,141	$598	$(2)	$45,737
State and municipal securities	47,167	1,494	(457)	48,204
Corporate debt securities	2,160	-	(204)	1,956
GSE residential mortgage-backed securities	161,954	1,461	(452)	162,963
Total debt securities	256,422	3,553	(1,115)	258,860
Equity securities	207	66	(116)	157
Total securities	$256,629	$3,619	$(1,231)	$259,017

The amortized cost and fair value of debt securities available for sale by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	December 31, 2012		December 31, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
One year or less	$150	$150	$1,007	$890
One to five years	1,786	1,661	5,361	5,322
Five to ten years	20,920	21,264	11,501	11,812
Over ten years	40,006	40,834	76,599	77,873
Mortgage-backed securities	156,469	157,497	161,954	162,963
	$219,331	$221,406	$256,422	$258,860

Securities with a carrying value of approximately $94.6 million and $96.3 million at December 31, 2012 and 2011, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.  The balance of pledged securities in excess of the pledging requirements was $18.0 million and $26.0 million at December 31, 2012 and 2011, respectively.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	SECURITIES (Continued)

The gross realized gains and losses recognized in income are reflected in the following table:

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands)

Gross gains	$3,068	$684	$324
Gross losses	(230)	-	(30)
Net realized gains	$2,838	$684	$294

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
December 31, 2012 :
U.S. Government sponsored agencies (GSEs)	$5,481	$(27)	$-	$-	$5,481	$(27)
State and municipal securities	10,981	(226)	1,377	(72)	12,358	(298)
Corporate debt securities	-	-	1,020	(130)	1,020	(130)
GSE residential mortgage-backed securities	62,235	(337)	4,634	(69)	66,869	(406)
Subtotal, debt securities	78,697	(590)	7,031	(271)	85,728	(861)
Equity securities	-	-	204	(3)	204	(3)
Total temporarily impaired securities	$78,697	$(590)	$7,235	$(274)	$85,932	$(864)

December 31, 2011 :
U.S. Government sponsored agencies (GSEs)	2,498	$(2)	$-	$-	$2,498	$(2)
State and municipal securities	2,976	(64)	2,047	(393)	5,023	(457)
Corporate debt securities	920	(80)	1,036	(124)	1,956	(204)
GSE residential mortgage-backed securities	58,883	(452)	-	-	58,883	(452)
Subtotal, debt securities	65,277	(598)	3,083	(517)	68,360	(1,115)
Equity securities	-	-	91	(116)	91	(116)
Total temporarily impaired securities	$65,277	$(598)	$3,174	$(633)	$68,451	$(1,231)

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	SECURITIES (Continued)

At December 31, 2012, total securities with unrealized losses improved to $864,000, or 1.0% of the securities, compared to $1.2 million, or 1.8% of the securities, at December 31, 2011.  The unrealized losses in 2012 relate principally to five agencies, 33 state and municipal obligations, three corporate debt securities and 50 mortgage-backed securities.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition, and the issuer's anticipated ability to pay the contractual cash flows of the investments.

The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2012. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.  At December 31, 2012, the Company held certain investment securities having continuous unrealized loss positions for more than 12 months.  All of these losses were in two corporate securities, one single issue trust preferred, nine mortgage-backed securities, and five municipal securities. The unrealized loss arose from changes in interest rates and market conditions as of December 31, 2012.

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

The Company holds Freddie Mac (“FHLMC”) preferred stock, and OTTI was recorded in the amount of the investment after the U.S. Government placed the company into conservatorship in September 2008.  The preferred stock has been reduced to a nominal book value for tracking purposes.  The investment is currently valued at $93,000. During the twelve months ended December 30, 2008 the Company recognized a write-down of $1.5 million through non-interest income representing other-than-temporary impairment on the investment.

The Company holds a single issue trust preferred security issued by Royal Bank of Scotland (“RBS”).  The security suspended payments under the EU agreement for 24 months beginning April 1, 2011.  The Company valued the security by projecting estimated cash flows using the Moody’s Ba2 marginal default rate.  The difference in the present value and the carrying value of the security was the OTTI credit portion.  During the twelve months ended December 31, 2011 the Company recognized a write-down of $43,000 through non-interest income representing OTTI on the security.  At December 31, 2012, the book value of the security was recorded at $207,000 which agrees to the present value of the security and therefore no OTTI was recorded in 2012.  At December 31, 2012, the fair value of the security was $203,000 with $4,000 of an unrealized loss recorded in other comprehensive

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	SECURITIES (Continued)

The following table presents more detail on selective Company security holdings as of year-end 2012.  These details are listed separately due to the inherent level of risk for OTTI on these securities.

		Current Credit	Book	Fair	Unrealized	Present Value Discounted
Description	Cusip#	Rating	Value	Value	Loss	Cash Flow

Marketable equity securities
FHLMC Preferred Stock	313400657	Ca	$-	$93	$-	$93

Trust preferred securities
RBS Capital Fund	74928K208	B3	207	203	(4)	207

The following table presents a roll-forward of the cumulative amount of credit losses on the Company’s investment securities that have been recognized through earnings.

	December 31, 2012	December 31, 2011	December 31, 2010
Beginning balance of credit losses	$1,543	$1,500	$1,500
Other-than-temporary impairment credit losses	-	43	-

Ending balance of cumulative credit losses recognized in earnings	$1,543	$1,543	$1,500

Restricted Equity Securities

The investment in the common stock of the Federal Home Loan Bank of Atlanta is accounted for by the cost method, which also represents par value, and is made for long-term business affiliation reasons.  In addition, this investment is subject to restrictions relating to sale, transfer or other disposition.  Dividends are recognized in income when declared.  The carrying value of this investment at December 31, 2012 and 2011 is $4.3 million and $4.1 million, respectively.   The estimated fair value of this investment is $4.3 million as of December 31, 2012, and therefore is not considered impaired.

Other equity securities represent an investment in the common stock of the Chattahoochee Bank of Georgia (“Chattahoochee”), a de novo bank in Gainesville, Georgia.  The Company accounts for this investment by the cost method.  This investment represents approximately 4.9% of the outstanding shares of Chattahoochee.  Since its initial capital raise, Chattahoochee has not had any stock transactions, and therefore, no fair market value is readily available.  The carrying value of this investment at December 31, 2012 is $1.0 million.  The Company plans to hold this investment for the foreseeable future, and did not consider it impaired as of December 31, 2012.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC ACQUIRED LOANS)

The composition of loans is summarized as follows:

	December 31,
	2012	2011
Commercial real estate:
Nonresidential	$212,570	$138,970
Multifamily	21,293	15,797
Farmland	20,141	17,921
Total commercial real estate loans	254,004	172,688

Construction and land	33,340	26,804

Residential real estate:
Mortgage loans, 1-4 families	161,883	129,745
Home equity	27,345	26,154
Total Residential real estate loans	189,228	155,899

Consumer and other:
Indirect auto loans	1,304	3,741
Direct auto loans	6,801	6,430
Other	17,393	13,701
Total consumer loans	25,498	23,872

Commercial and industrial loans	83,659	55,179

	585,729	434,442
Loans acquired through FDIC-assisted acquisitions
Non-Covered	11,850	18,721
Covered	72,425	107,457
Total loans	670,004	560,620

Total allowance for loan losses	(9,061)	(7,494)
Loans, net	$660,943	$553,126

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES(EXCLUDING FDIC ACQUIRED LOANS) (Continued)

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

Residential real estate
Residential real estate lending consist of loans secured by first mortgages on one- to four-family residences, including home equity lines of credit, in our lending area, and on occasion, outside our lending area for customers whose primary residences are within the Company’s lending area.

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

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates.  Changes in related party loans are summarized as follows:

	As of December 31
	2012	2011
	(dollars in thousands)

Balance, beginning of year	$9,316	$9,121
Advances	13,929	15,951
Repayments	(12,295)	(15,738)
Changes in related parties	-	(18)
Balance, end of year	$10,950	$9,316

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES(EXCLUDING FDIC ACQUIRED LOANS) (Continued)

Activity in the allowance for loan losses and recorded investment in loans by segment:

	Commercial Real Estate	Residential Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)

Balance, January 1, 2012	$1,878	$2,440	$1,270	$1,551	$355	$7,494
Add (deduct):
Charge-offs	(166)	(498)	(81)	(208)	(188)	(1,141)
Recoveries	-	75	1	35	97	208
Provision*	1,032	1,234	(212)	346	100	2,500
Balance, December 31, 2012	$2,744	$3,251	$978	$1,724	$364	$9,061

Allowance:
Ending balance: specific	$429	$1,294	$304	$206	$68	$2,301
Ending balance: collective	$2,315	$1,957	$674	$1,518	$296	$6,760

Loans:
Ending balance: individually evaluated for impairment	$4,938	$4,596	$3,881	$1,149	$120	$14,684
Ending balance: collectively evaluated for impairment	$249,066	$184,632	$29,459	$82,510	$25,378	$571,045

*Refer to Note 5 for the FDIC acquired loan provision expense details.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES(EXCLUDING FDIC ACQUIRED LOANS) (Continued)

Activity in the allowance for loan losses and recorded investment in loans by segment:

	Commercial Real Estate	Residential Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)

Balance, January 1, 2011	$1,721	$2,197	$1,977	$1,601	$605	$8,101
Add (deduct):
Charge-offs	(573)	(3,177)	(18)	(330)	(264)	(4,362)
Recoveries	495	18	2	-	148	663
Credit mark transfer in	197	-	-	-	-	197
Provision	38	3,402	(691)	280	(134)	2,895
Balance, December 31, 2011	$1,878	$2,440	$1,270	$1,551	$355	$7,494

Allowance:
Ending balance: specific	$100	$811	$525	$389	$79	$1,904
Ending balance: collective	$1,778	$1,629	$745	$1,162	$276	$5,590

Loans:
Ending balance: individually evaluated for impairment	$1,094	$6,864	$3,961	$1,179	$177	$13,275
Ending balance: collectively evaluated for impairment	$171,594	$149,035	$22,843	$54,000	$23,695	$421,167

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES(EXCLUDING FDIC ACQUIRED LOANS) (Continued)

Impaired loans by class are presented below for 2012:

					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	YTD 2012
	(dollars in thousands)
Loans with no related allowance recorded
Commercial real estate:
Nonresidential	$-	$-	$-	$-	$-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	3,443	3,469	-	4,606	134
Residential real estate:
Mortgage loans, 1-4 families	535	553	-	324	19
Home equity	-	-	-	-	-
Consumer and other:
Indirect auto loans	-	-	-	-	-
Direct auto loans	-	-	-	-	-
Other	-	-	-	-	-
Commercial and industrial loans	877	878	-	769	11

Loans with related allowance recorded
Commercial real estate:
Nonresidential	$4,938	$5,195	$429	$4,975	$101
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	438	504	304	472	-
Residential real estate:
Mortgage loans, 1-4 families	3,782	4,061	1,054	4,414	52
Home equity	279	321	240	290	8
Consumer and other:
Indirect auto loans	30	43	-	35	1
Direct auto loans	23	36	16	28	0
Other	67	77	52	75	4
Commercial and industrial loans	272	278	206	282	13

Total
Commercial real estate	$4,938	$5,195	$429	$4,975	$101
Construction and land	3,881	3,973	304	5,078	134
Residential real estate	4,596	4,935	1,294	5,028	60
Consumer and other	120	156	68	138	5
Commercial and industrial loans	1,149	1,156	206	1,051	24
Total	$14,684	$15,415	$2,301	$16,270	$324

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES(EXCLUDING FDIC ACQUIRED LOANS) (Continued)

Impaired loans by class are presented below for 2011:

					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	YTD 2011
	(dollars in thousands)
Loans with no related allowance recorded
Commercial real estate:
Nonresidential	$620	$620	$-	$623	$30
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	-	-	-	-	-
Residential real estate:
Mortgage loans, 1-4 families			-		-
Home equity	11	11	-	13	1
Consumer and other:
Indirect auto loans	-	-	-	-	-
Direct auto loans	-	-	-	-	-
Other	-	-	-	-	-
Commercial and industrial loans	839	886	-	876	5

Loans with related allowance recorded
Commercial real estate:
Nonresidential	$361	$373	$99	$362	$4
Multifamily	2	4	1	89	6
Farmland	111	114	-	112	-
Construction and land	3,961	3,961	525	3,984	167
Residential real estate:
Mortgage loans, 1-4 families	6,781	8,989	710	7,557	129
Home equity	72	75	101	76	4
Consumer and other:
Indirect auto loans	83	98	-	103	4
Direct auto loans	55	67	41	65	2
Other	39	40	38	42	2
Commercial and industrial loans	340	437	389	425	15

Total
Commercial real estate	$1,094	$1,111	$100	$1,186	$40
Construction and land	3,961	3,961	525	3,984	167
Residential real estate	6,864	9,075	811	7,646	134
Consumer and other	177	205	79	210	8
Commercial and industrial loans	1,179	1,323	389	1,301	20
Total	$13,275	$15,675	$1,904	$14,327	$369

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES(EXCLUDING FDIC ACQUIRED LOANS) (Continued)

Below is an analysis of the age of recorded investment in loans that are past due as of December 31, 2012.

	30-59	60-89	Greater	Total
	Days	Days	Than	Past		Total
	Past Due	Past Due	90 Days	Due	Current	Loans
	(dollars in thousands)
Commercial real estate:
Nonresidential	$-	$744	$4,938	$5,682	$206,888	$212,570
Multifamily	-	-	-	-	21,293	21,293
Farmland	-	-	-	-	20,141	20,141
Total commercial real estate loans	-	744	4,938	5,682	248,322	254,004

Construction and land	-	-	3,881	3,881	29,459	33,340

Residential real estate:
Mortgage loans, 1-4 families	1,233	-	4,475	5,708	156,175	161,883
Home equity	50	-	114	164	27,181	27,345
Total residential real estate loans	1,283	-	4,589	5,872	183,356	189,228

Consumer and other:
Indirect auto loans	5	5	30	40	1,264	1,304
Direct auto loans	2	6	23	31	6,770	6,801
Other	72	-	67	139	17,254	17,393
Total consumer and other loans	79	11	120	210	25,288	25,498

Commercial and industrial loans	14	-	1,149	1,164	82,495	83,659
Total	$1,376	$755	$14,677	$16,809	$568,920	$585,729

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES(EXCLUDING FDIC ACQUIRED LOANS) (Continued)

Below is an analysis of the age of recorded investment in loans that are past due as of the year ended December 31, 2011.

	30-59	60-89	Greater	Total
	Days	Days	Than	Past		Total
	Past Due	Past Due	90 Days	Due	Current	Loans
	(dollars in thousands)
Commercial real estate:
Nonresidential	$111	$-	$361	$472	$138,498	$138,970
Multifamily	-	-	2	2	15,795	15,797
Farmland	-	-	111	111	17,810	17,921
Total commercial real estate loans	111	-	474	585	172,103	172,688

Construction and land	-	-	442	442	26,362	26,804

Residential real estate:
Mortgage loans, 1-4 families	93	-	4,667	4,760	124,985	129,745
Home equity	54	24	105	183	25,971	26,154
Total residential real estate loans	147	24	4,772	4,943	150,956	155,899

Consumer and other:
Indirect auto loans	23	-	83	106	3,635	3,741
Direct auto loans	-	-	55	55	6,375	6,430
Other	6	-	38	44	13,657	13,701
Total consumer and other loans	29	-	176	205	23,667	23,872

Commercial and industrial loans	60		1,179	1,239	53,940	55,179
Total	$347	$24	$7,043	$7,414	$427,028	$434,442

There were no accruing loans that were greater than 90 days past due at December 31, 2012 and 2011.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES(EXCLUDING FDIC ACQUIRED LOANS) (Continued)

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

At December 31, 2012, the Company had troubled debt restructurings totaling $6.9 million, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.  Included in nonaccruing loans at December 31, 2012, are troubled debt restructurings of $6.9 million.  In addition, at that date the Company had troubled debt restructurings totaling $7,000 that were performing in accordance with their modified terms and are not included in nonaccruing loans.

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

Troubled Debt Restructurings for the periods ended:

	December 31, 2012
		Recorded
	Number	Investment
	of Modifications	Prior to Modifications	Recorded Investment
	(dollars in thousands)

Commercial real estate	3	$1,071	$997
Residential real estate	5	7,268	2,409
Construction and land	1	3,574	3,443
Commercial and industrial loans	1	17	14
Consumer and other	-	-	-
Total	10	$11,930	$6,863

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES(EXCLUDING FDIC ACQUIRED LOANS) (Continued)

	As of December 31, 2011
		Recorded
	Number	Investment
	of Modifications	Prior to Modifications	Recorded Investment

Commercial real estate	2	$852	$843
Residential real estate	5	7,268	5,206
Construction and land	1	3,574	3,519
Commercial and industrial loans	1	920	839
Consumer and other	-	-	-
Total	9	$12,614	$10,407
Troubled Debt Restructuring Modifications that Subsequently Defaulted for the periods ended:

	December 31, 2012
	Number
	of	Recorded Investment
	Modifications
	(dollars in thousands)

Commercial real estate	3	$997
Residential real estate	4	2,402
Construction and land	1	3,443
Commercial and industrial loans	1	14
Consumer and other	-	-
Total	9	$6,856

	As of December 31, 2011
	Number
	of	Recorded Investment
	Modifications

Commercial real estate	1	$223
Residential real estate	3	3,114
Construction and land	-	-
Commercial and industrial loans	1	839
Consumer and other	-	-
Total	5	$4,176

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES(EXCLUDING FDIC ACQUIRED LOANS) (Continued)

Allowance for Loan and Lease Losses (ALLL)

The Company establishes provisions for loan losses, which are charged to income, at a level the Company believes will reflect probable credit losses based on historical loss trends and an evaluation of specific credits in the loan portfolio.

In evaluating the level of the allowance for loan losses, the Company considers the types of loans and the amount of loans in the loan portfolio, five year historical loss experience, migration analysis, probability of default, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and past due status and trends.

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

1.	Pass credits with risk ratings 1-5
2.	Special mention with risk ratings 6-7
3.	Substandard with risk rating 8 and still accruing
4.	Impaired Loans 9-11 – Nonaccrual and troubled debt restructurings

Asset quality grades are described in detail subsequently.

The allowance consists of two components:

1.
A general amount – The Company analyzes the historical migration of loans through each risk rating category and analyzes the history of losses as it relates to the various loan types and collateral types in order to evaluate and estimate the volume, magnitude and direction of these events. These risk factors and other factors are applied to our review of the Pass credits with risk ratings 1-5 pool and other assets specially mentioned with risk rating 6-7 pool. These factors are applied to the substandard pool; however, in addition to reviewing the pool, a select group of individual loans are reviewed.  The results of the individual review are factored in with the historical loss analysis and applied to the pool.

2.
A specific amount – Impaired loans are reviewed individually for specific amounts that are representative of identified credit exposures that are readily predictable by the current performance of the borrower and underlying collateral. Impaired loans with balances lower than $500,000 are not typically reviewed on an individual basis due to their small size.  Instead, a historical loss analysis is used for these loans, which assumes the loan migration to default is likely, and the assumed loss is recorded as a specific amount.

Even though the ALLL is composed of two components, the entire ALLL is available to absorb any credit losses.

The Company assesses the allowance for loan losses on a quarterly basis and we make provisions for loan losses as necessary in order to maintain the proper level of allowance.  While the Company uses available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require the Company to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, where such losses were both probable and reasonably estimable.  The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES(EXCLUDING FDIC ACQUIRED LOANS) (Continued)

Credit Quality

In September 2012, the Company modified its asset quality grading system by dividing it into eleven categories instead of eight.  This modification added one new pass level, an additional criticized level and a new classified level. The new grading system did not cause a change to the allowance methodology for loan losses and was created to help the Company better manage credit quality.

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES(EXCLUDING FDIC ACQUIRED LOANS) (Continued)

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

Loss 11-Loss - Loans in this category are considered uncollectible and of such little value that their continuance as active assets of the Bank is not warranted.  This classification does not mean that the loss has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing it off.  Once the loan is placed in this category, any determined loss will be charged-off within 30 days

Credit quality indicators for loans by class are presented below for December 31, 2012 and 2011.

December 31, 2011 credit quality numbers have been presented using the eleven scale credit quality for comparison purposes.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES(EXCLUDING FDIC ACQUIRED LOANS) (Continued)

	As of December 31, 2012
				Construction
	Non-			and
	Residential	Multifamily	Farmland	Land
	(dollars in thousands)
Commercial Real Estate Credit Exposure
Pass 1	$-	$-	$-	$-
Pass 2	-	-	-	68
Pass 3	63,944	3,820	6,459	7,202
Pass 4	135,189	15,214	12,258	16,732
Pass 5	4,711	41	1,275	5,332
Special Mention 6	907	-	-	-
Special Mention elevated 7	-	1,707	-	-
Substandard 8	2,881	511	149	125
Impaired Loans 9	4,938	-	-	3,881
Doubtful 10	-	-	-	-
Loss 11	-	-	-	-
Total	$212,570	$21,293	$20,141	$33,340

	As of December 31, 2011
				Construction
	Non-			and
	Residential	Multifamily	Farmland	Land
	(dollars in thousands)
Commercial Real Estate Credit Exposure
Pass 1	$-	$-	$-	$-
Pass 2	-	-	-	76
Pass 3	39,543	479	6,032	6,432
Pass 4	85,425	12,996	9,049	11,707
Pass 5	7,262	2,183	2,163	3,927
Special Mention 6	4,564	-	161	465
Special Mention elevated 7	-	-	-	-
Substandard 8	1,923	139	405	3,756
Impaired Loans 9	253	-	111	441
Doubtful 10	-	-	-	-
Loss 11	-	-	-	-
Total	$138,970	$15,797	$17,921	$26,804

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES(EXCLUDING FDIC ACQUIRED LOANS) (Continued)

As of December 31, 2012
Commercial
(dollars in thousands)
Commercial Credit Exposure
Pass 1	$1,194
Pass 2	366
Pass 3	29,447
Pass 4	46,916
Pass 5	3,781
Special Mention 6	86
Special Mention elevated 7	6
Substandard 8	713
Impaired Loans 9	1,150
Doubtful 10	-
Loss 11	-
Total	$83,659

As of December 31, 2011
Commercial
(dollars in thousands)
Commercial Credit Exposure
Pass 1	$1,095
Pass 2	299
Pass 3	17,902
Pass 4	29,056
Pass 5	4,440
Special Mention 6	802
Special Mention elevated 7	47
Substandard 8	637
Impaired Loans 9	901
Doubtful 10	-
Loss 11	-
Total	$55,179

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES(EXCLUDING FDIC ACQUIRED LOANS) (Continued)

	As of December 31, 2012
	Mortgage	Home Equity
	(dollars in thousands)
Residential real estate Credit Exposure
Pass 1-5	$154,067	$26,922
Special Mention 6	357	-
Special Mention elevated 7	-	-
Substandard 8	3,202	144
Impaired Loans 9	4,257	279
Doubtful 10	-	-
Loss 11	-	-
Total	$161,883	$27,345

	As of December 31, 2011
	Mortgage	Home Equity
	(dollars in thousands)
Residential real estate Credit Exposure
Pass 1-5	$119,809	$25,682
Special Mention 6	154	262
Special Mention elevated 7	-	-
Substandard 8	5,716	90
Impaired Loans 9	4,066	120
Doubtful 10	-	-
Loss 11	-	-
Total	$129,745	$26,154

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	LOANS AND ALLOWANCE FOR LOAN LOSSES(EXCLUDING FDIC ACQUIRED LOANS) (Continued)

	As of December 31, 2012
	Indirect	Direct
	Auto	Auto	Other
	(dollars in thousands)
Consumer and Other Credit Exposure
Pass 1-5	$1,252	$6,778	$17,280
Special Mention 6	-	-	-
Special Mention elevated 7	-	-	1
Substandard 8	22	-	45
Impaired Loans 9	30	23	67
Doubtful 10	-	-	-
Loss 11	-	-	-
Total	$1,304	$6,801	$17,393

	As of December 31, 2011
	Indirect	Direct
	Auto	Auto	Other
	(dollars in thousands)
Consumer and Other Credit Exposure
Pass 1-5	$3,610	$6,385	$13,624
Special Mention 6	18	-	20
Special Mention elevated 7	-	-	-
Substandard 8	49	1	49
Impaired Loans 9	64	44	8
Doubtful 10	-	-	-
Loss 11	-	-	-
Total	$3,741	$6,430	$13,701

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	FDIC ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

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

Loans not covered by loss -sharing agreements:	December 31,
	2012	2011
	(dollars in thousands)
Commercial real estate	$6,359	$7,632
Residential real estate	2,110	2,304
Construction and land	494	1,512
Commercial and industrial	1,574	3,320
Consumer and other	1,313	3,953
	11,850	18,721

Loans covered by loss-sharing agreements:	December 31,
	2012	2011
	(dollars in thousands)
Commercial real estate	$21,820	$31,951
Residential real estate	32,846	44,189
Construction and land	14,248	19,789
Commercial and industrial	2,670	9,515
Consumer and other	841	2,013
	72,425	107,457

The Bank entered into loss-sharing agreements as part of the acquisitions of Citizens and First Southern.  The covered loans above are covered pursuant to the FDIC loss-share agreements.  Those agreements provide for the FDIC to reimburse the Company for 80% of covered losses associated with these loans, pursuant to the terms of the agreements.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	FDIC ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table represents the loans receivable as of December 31, 2012 and reflects reclassifications from the balances reported at December 31, 2011:

	Acquired Loans Without Specific Evidence of Deterioration in Credit Quality	Acquired Loans With Specific Evidence of Deterioration in Credit Quality	Total Loans Acquired
	(dollars in thousands)
Contractually required principal and interest	$132,934	$26,223	$159,157
Non-accretable difference	(32,867)	(13,133)	(46,000)
Cash flows expected to be collected	100,067	13,090	113,157
Accretable yield	(27,335)	(1,547)	(28,882)
Basis in acquired loans	$72,732	$11,543	$84,275

The following table is a summary of changes in the accretable yields of acquired loans since the acquisition date and reflect refinements to the Company's initial estimate:

(dollars in thousands)	Accretable Yield

Balance at December 31, 2010	4,598
Additions	58,118
Reclassification from non-accretable difference	8,016
Accretion included in interest income	(7,985)
Adjustments to estimates of expected cash flows	(31,651)
Balance at December 31, 2011	$31,096
Additions	-
Reclassification from non-accretable difference	22,349
Accretion included in interest income	(23,251)
Adjustments to estimates of expected cash flows	(1,312)
Balance at December 31, 2012	$28,882

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	FDIC ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following is a summary of the allowance for loan losses for the FDIC acquired loans for 2012:

	Commercial Real Estate	Residential Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)
	-	-
Balance, January 1, 2012	$-	$-	$-	$-	$-	$-
Add (deduct):
Charge-offs	(1,114)	(951)	(907)	(433)	(26)	(3,431)
Recoveries	-	-	-	-	-	-
Provision for loan losses - noncovered	-	-	-	-	12	12
Provision for loan losses - covered	1,114	951	907	433	14	3,419
Balance, December 31, 2012	$-	$-	$-	$-	$-	$-

Allowance:
Ending balance: specific	$-	$-	$-	$-	$-	$-
Ending balance: collective	$-	$-	$-	$-	$-	$-

Loans:
Ending balance: individually evaluated for impairment	$8,149	$3,562	$6,573	$153	$46	$18,483
Ending balance: collectively evaluated for impairment	$20,030	$31,394	$8,169	$4,091	$2,108	$65,792

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	FDIC LOSS SHARE RECEIVABLE

A significant portion of the Company’s loan and other real estate assets are covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse the Company 80% of all covered losses as well as certain expenses incurred in connection with those assets. The Company estimated the amount that will be received from the FDIC under the loss share agreements that will result from losses incurred as the Company disposes of covered assets, and the Company’s recorded the estimate as a receivable from the FDIC. The Company discounted the receivable for the expected timing and receipt of those cash flows using a risk free rate plus a premium for risk. The accretion of the FDIC receivable discount is recorded into noninterest income using the level yield method over the estimated life of the receivable.

The FDIC receivable for loss share agreements is measured separately from the related covered assets because it is not contractually embedded in the assets and is not transferable if the Company sells the assets. The Company reviews and updates the fair value of the FDIC receivable at each reporting date in conjunction with the re-estimation of cash flows. Increases in expected cash flows on covered FDIC acquired loans impact the FDIC loss share receivable by reducing the receivable over the shorter of the estimated life of the loan or the expected life of the indemnification asset.  Conversely, decreases in expected cash flows first impact accretable discounts to the extent available and then impact the allowance for loan losses while also increasing the FDIC loss share receivable.  The FDIC receivable fluctuates as loss estimates and expected cash flows related to covered loans and other real estate owned change.

The following tables provide changes in the loss-share receivable from the FDIC for the periods indicated.

For the year ended December 31, 2012:

(dollars in thousands)

Balance, December 31, 2011	$83,901
Decrease in expected losses on covered assets	(1,042)
Accretion included in noninterest income	(5,028)
Reimbursements from FDIC	(17,100)
Balance, December 31, 2012	$60,731

For the year ended December 31, 2011:

(dollars in thousands)

Balance, December 31, 2010	$-
FDIC loss share receivable recorded for Citizens	58,164
FDIC loss share receivable recorded for First Southern	30,464
Decrease in expected losses on covered assets	(1,932)
Accretion included in noninterest income	381
Reimbursements from FDIC	(3,176)
Balance, December 31, 2011	$83,901

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.	ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of the following for the periods indicated:

	December 31,
	2012	2011

Loans	$2,599	$3,047
Other interest earning assets	2	22
GSE residential mortgage-backed securities	500	666
Other investment securities	500	954
Subtotal, securities	1,000	1,620
	$3,601	$4,689

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	OTHER REAL ESTATE OWNED

The following table provides a summary of information pertaining to OREO for periods ended December 31, 2012 and 2011.

	OREO	Covered OREO	Total
	(dollars in thousands)
Balance, December 31, 2011	$3,362	$10,047	$13,409
Additions	2,695	8,152	10,847
Sales	(2,366)	(7,969)	(10,335)
Writedowns	(449)	(763)	(1,212)
Balance, December 31, 2012	$3,242	$9,467	$12,709

	OREO	Covered OREO	Total
	(dollars in thousands)
Balance, December 31, 2010	$3,689	$-	$3,689
Acquired in Citizens acquisition	-	7,540	7,540
Acquired in First Southern acquisition	-	4,644	4,644
Additions	2,230	1,610	3,840
Sales	(1,699)	(3,747)	(5,446)
Writedowns	(858)	-	(858)
Balance, December 31, 2011	$3,362	$10,047	$13,409

The covered OREO above is covered pursuant to the FDIC loss-share agreements which are discussed in Note 2 Acquisition Activity, and is presented net of the related fair value discount.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2012	2011

Land and improvements	$10,970	$9,895
Buildings	21,667	18,131
Furniture and equipment	14,978	13,453
Construction in progress	-	573
	47,615	40,052
Accumulated depreciation	(14,600)	(12,520)
	$33,015	$29,532

Premises held for sale	$1,538	$1,080

The Company completed the acquisition of the Auburn, Alabama branch purchase during the second quarter of 2012 at $1.7 million.  The Company also completed the construction of new branches in Valdosta, Georgia and Macon, Georgia during 2012.  The construction of the Valdosta and Macon branches was completed and placed in service at approximately $2.4 million and $733,000, respectively.  Additionally, during the fourth quarter, the Company closed branches in Guyton, Georgia and Collins, Georgia. As of December 31, 2012, these premises, approximately $458,000, were held for sale.   Depreciation and amortization expense was $2.1 million, $1.5 million, and $946,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	PREMISES AND EQUIPMENT (Continued)

Leases

In 2012, the Company entered into a 9 year lease agreement for a location in Atlanta, Georgia as part of the mortgage loan production expansion.  Additionally, the Company had 5 leases agreements, with remaining lease terms between 4 to 33 months, for mortgage loan productions office locations as of December 31, 2012.

In 2012, the Company entered into a 3 year ATM branding leasing agreement for an ATM in Albany, Georgia.

The Company entered into various operating agreements for office equipment, primarily printers, as a result of the increase in operation locations in 2012 and 2011. The average term of these agreements is 36 months.

The Company has a lease agreement for its investment division operations located in Albany, Georgia on a month to month lease.

The Company also has an assignment of a 99 year land lease associated with a branch office in Ocala, Florida with a remaining life of approximately 60 years.

Rental expense under all operating leases amounted to approximately $986,000, $543,000 and $121,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum lease commitments on noncancelable operating leases, excluding any renewal options, are summarized as follows:

(dollars in thousands)
2013	$416
2014	515
2015	375
2016	303
2017	278
Thereafter	1,779
$3,666

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	GOODWILL AND INTANGIBLE ASSETS

During 2010, the Company recorded goodwill associated with the Lake City branch acquisition.  As of December 31, 2012 and 2011, the goodwill was carried at $552,000.  The fair value was greater than the carrying amount of goodwill based on the discounted cash flow model, and, as such, resulted in no impairment of the goodwill in 2012.  See Note 1 for additional information.

Intangible assets consist of core deposit intangibles acquired in connection with business acquisitions.

In February 2011, the Company recorded $1.8 million core deposit intangible with the FDIC-assisted acquisition of Citizens.  Additionally, the Company recorded $850,000 core deposit intangible with the FDIC-assisted acquisition of First Southern Bank in August 2011.

In June 2012, the Company recorded $169,000 core deposit intangible with the acquisition of the Auburn branch.

Following is a summary of information related to the intangible assets associated with these acquisitions based on the Company's allocations:

	As of December 31, 2012		As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
The Tattnall Bank	$263	$133	$263	$73
Lake City, Florida, branch	460	146	460	128
PAB branches	1,912	651	1,912	429
Citizens Bank of Effingham	1,778	590	1,778	283
First Southern National Bank	850	211	850	55
Auburn, Alabama, branch	169	18	-	-
Core deposit intangibles	$5,432	$1,749	$5,263	$968

The estimated amortization expense for each of the next five years as of December 31, 2012 is as follows:

(dollars in thousands)
2013	$709
2014	649
2015	593
2016	538
2017	482
2018 and beyond	712
$3,683

There was $781,000, $692,000 and $276,000 of amortization expense recorded during the year ended December 31, 2012, 2011 and 2010.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.	DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2012 and 2011 was $160.1 million and $154.7 million, respectively.

The scheduled maturities of time deposits at December 31, 2012 are as follows:

2013	$215,925
2014	31,699
2015	23,097
2016	12,504
2017 and beyond	11,475
$294,700

Overdraft deposit accounts reclassified to loans totaled $316,000 and $586,000 at December 31, 2012 and 2011, respectively.

The Company had $56.2 million and $45.2 million in brokered deposits as of December 31, 2012 and 2011, respectively.  The increase in brokered deposited resulted from the Company’s purchase of CDARS One Way Buy deposits of approximately $49.0 million during the third and fourth quarters of 2012; offset by a decline due to the Company’s cancelation of the 2006 brokered MMA agreement which resulted in a decline of brokered MMA accounts of $34.8 million as of December 31, 2011 to $0 as of December 31, 2012.

The depositors of the Bank are insured by the FDIC.  This insurance coverage generally insures each depositor up to $250,000.  Amounts in excess of $250,000 are generally not insured.

The following table presents the interest expense for each major category of deposits for periods indicated:

	Years Ended December 31,
	2012	2011	2010
Interest Expense
Interest bearing demand	$270	$818	$917
Savings and money market	1,139	2,367	2,030
Retail time deposits	3,349	4,178	2,554
Wholesale time deposits	116	187	258
	$4,874	$7,550	$5,759

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	EMPLOYEE BENEFIT PLANS

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

	December 31,
	(dollars in thousands)
	2012	2011	2010
Changes in benefit obligations:
Obligations at beginning of year	$11,776	$9,851	$8,327
Service cost	818	709	702
Interest cost	522	507	489
Benefits paid	(1,192)	(1,076)	(530)
Actuarial loss	1,267	1,785	863
Obligations at end of year	$13,191	$11,776	$9,851

Changes in plan assets:
Fair value of assets at beginning of year	$8,097	$8,184	$6,233
Actual return on assets	960	(95)	861
Company contributions	1,000	1,085	1,620
Benefits paid	(1,192)	(1,076)	(530)
Fair value of assets at end of year	$8,865	$8,098	$8,184

Funded status at end of year, included in other liabilities	$4,326	$3,678	$(1,667)

Pretax amounts recognized in accumulated other comprehensive income consist of:
Net loss	$6,191	$5,863	$3,666
Prior service cost	139	149	158
	$6,330	$6,012	$3,824

Accumulated benefit obligation	$10,895	$9,736	$8,265

Net periodic benefit cost:
Service cost	$819	$709	$702
Interest cost	521	507	489
Expected return on plan assets	(585)	(636)	(475)
Amortization of prior losses	565	319	306
Amortization of service costs	9	9	9
Net periodic benefit cost	$1,329	$908	$1,031

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	EMPLOYEE BENEFIT PLANS (Continued)

Pension Plan (Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

	December 31,
	2012	2011	2010
	(dollars in thousands)
Current year actuarial loss	$892	$2,516	$477
Amortization of prior losses	(565)	(319)	(306)
Amortization of prior service cost	(9)	(9)	(9)
Total recognized in other comprehensive income (loss)	$318	$2,188	$162

	December 31,
	2012	2011
Assumptions used in computations:
In computing ending obligations:
Discount rate	4.25%	4.75%
Rate of compensation increase	3.00%	3.00%
In computing expected return on plan assets	7.50%	7.50%

To determine the expected rate of return on plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.  The approximate allocation of plan assets as of December 31, 2012 and 2011 is as follows:

	2012	2011

Fixed income	21.3%	35.6%
Equities	37.7%	54.6%
Balanced	26.1%	-
Cash and cash equivalents	13.1%	6.1%
Other	1.8%	3.7%

Plan fiduciaries set investment policies and strategies for the plan assets.  Long-term strategic investment objectives include capital appreciation through balancing risk and return.

The Company expects to contribute $1.0 million to the plan during 2013.

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2013 are as follows:

Prior service cost	$9
Net loss	580
$589

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	EMPLOYEE BENEFIT PLANS (Continued)

Pension Plan (Continued)

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Fiscal Year	Amount
(dollars in thousands)
2013	$484
2014	454
2015	426
2016	727
2017	604
2018-2022	9,565

401(K) Plan

The Company has also established a salary deferral plan under Section 401(k) of the Internal Revenue Code.  The plan allows eligible employees to defer a portion of their compensation up to 25%, subject to certain limits based on federal tax laws.  Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds.  The Company matches 50% of employee’s contributions up to 4% of their salary.  Total expense recorded for the Company’s match was approximately $205,000, $157,000 and $123,000 for the fiscal years ended December 31, 2012, 2011 and 2010, respectively.

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

Contributions to the ESOP during 2012, 2011 and 2010 amounted to $1.0 million, $726,000 and $488,000,  respectively.

Compensation expense for shares committed to be released under the Company’s ESOP for the fiscal years ended December 31, 2012, 2011 and 2010 were $669,000, $620,000 and $459,000, respectively.  Shares held by the ESOP were as follows:

	Years Ended December 31,
	2012	2011	2010

Shares released for allocation	311,014	257,713	204,531
Unearned	385,837	439,138	492,320
Total ESOP shares	696,851	696,851	696,851

Fair value of unearned shares	$5,320,688	$5,181,828	$6,114,617

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	DEFERRED COMPENSATION PLANS

The Company has entered into separate deferred compensation arrangements with certain executive officers and directors.  The plans call for certain amounts payable at retirement, death or disability.  The estimated present value of the deferred compensation is being accrued over the remaining expected service period.  The Company has purchased life insurance policies which they intend to use to finance this liability.  Cash surrender value of life insurance of $23.4 million and $15.6 million December 31, 2012 and 2011, respectively, is separately stated on the consolidated balance sheets.  The Bank is generally limited by regulatory guidance to an investment in cash surrender value of Bank owned life insurance (“BOLI”) of no more than 25% of Tier I capital at the time of purchase.  The Bank was in compliance with this regulatory guidance at the time of purchase.   In September of 2007, the Company accelerated vesting under its deferred compensation agreements with each of its currently serving covered directors and executives.  Under this acceleration, each covered director and executive is fully vested in their plan balance.

Accrued deferred compensation $3.1 million at December 31, 2012 and 2011, respectively, is included in other liabilities.

The Company has also entered into deferred salary agreements with certain officers electing to defer a portion of their salary.  These amounts are expensed and the plan accumulates the deferred salary plus earnings.  At December 31, 2012 and 2011, the liability for these agreements was $814,000 and $707,000 respectively, and is included in other liabilities.

Aggregate compensation expense under the plans was $49,000, $42,000 and $58,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

	December 31,
	2012	2011
	(dollars in thousands)

Federal funds purchased from Chattahoochee Bank of Georgia with interest at 0.15% maturing daily.	$417	$1,555
Sold in overnight agreements maturing in one to four days.	2,802	3,494
Sold in a structured agreement due January 25, 2018 with a rate of 3.78% fixed until maturity.	5,000	5,000
Sold in a structured agreement due March 3, 2018 with a rate of 3.45% fixed until maturity.	5,000	5,000
Sold in a structured agreement due March 3, 2018 with a variable rate, that resets quarterly, of 4.37% at December 31, 2012.	5,000	5,000
Sold in a structured agreement due March 8, 2017 with a fixed rate of 4.85% until maturity.	10,000	10,000
Sold in a structured agreement due August 21, 2017 with a fixed rate of 4.75% until maturity.	5,000	5,000
	$33,219	$35,049

The federal funds purchased from Chattahoochee are under similar terms and conditions as would be available with other third parties.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	OTHER BORROWINGS

Other borrowings consist of the following:

	December 31,
	2012	2011
	(dollars in thousands)

Advance from Federal Home Loan Bank with interest at a fixed rate of 3.71%, due September 17, 2014	$5,000	$5,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 4.23%, due August 17, 2015	5,000	5,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 2.74%, due July 23, 2018	10,000	10,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 4.54%, due October 31, 2016	15,000	15,000
Advance from Federal Home Loan Bank with interest at a fixed rate of 0.41%, November 5, 2014	5,000	-
Advance from Federal Home Loan Bank with interest at a fixed rate of 0.57%, November 5, 2015	5,000	-
Advance from Federal Home Loan Bank with interest at a fixed rate of 0.76%, November 7, 2016	5,000	-
Advance from Federal Home Loan Bank with interest at a fixed rate of 1.00%, November 6, 2017	5,000	-
Advance from Federal Home Loan Bank with interest at a fixed rate of 1.21%, November 5, 2018	5,000	-
	$60,000	$35,000

Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at December 31, 2012, were approximately $262.9 million which allows the Company a total borrowing capacity at FHLB of approximately $123.4 million. After accounting for advances totaling $60.0 million, the Company had unused net credit available with the FHLB in the amount of approximately $63.4 million at December 31, 2012.

The other borrowings at December 31, 2012 have maturities in future years as follows:

2013	$-
2014	10,000
2015	10,000
2016	20,000
2017	5,000
Later years	15,000
$60,000

The Company and the Bank have available unused lines of credit with various financial institutions, including the FHLB, totaling approximately $137.4 million and $114.8 million December 31, 2012 and 2011, respectively.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.	INCOME TAXES

The income tax expense (benefit) in the consolidated statements of income consists of the following:

	Years Ended December 31,
	2012	2011	2010

	(dollars in thousands)
Current	$1,705	$1,983	$346
Deferred	880	(883)	(653)
	$2,585	$1,100	$(307)

The Company's income tax expense (benefit) differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	Years Ended December 31,
	2012		2011		2010

	(dollars in thousands)
Tax at federal income tax rate	$3,176	34.00%	$1,674	34.00%	$374	34.00%
Increase (decrease)resulting from:
Tax-exempt interest	(368)	(3.95)%	(283)	(5.75)%	(323)	(29.38)%
Gain on bank owned life insurance death benefit	-	-	(11)	(0.22)%	(312)	(28.33)%
Bank owned life insurance	(262)	(2.81)%	(200)	(4.06)%	(208)	(18.88)%
Employee Stock Ownership Plan	(39)	(0.42)%	(76)	(1.55)%	(39)	(3.59)%
Other	78	0.83%	(4)	(0.08)%	201	18.28%
Provision for income tax expense (benefits)	2,585	27.65%	1,100	22.34%	(307)	(27.90)%
Pre-tax income for each period	$9,342		$4,925		$1,099

For the year ended December 31, 2010, the Company recorded an income a tax benefit despite having recorded net income.  The sources of nontaxable income, primarily from tax-exempt interest and bank owned life insurance and benefit exceeded the total taxable income for the period, and therefore caused an income tax benefit to be recorded.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.	INCOME TAXES (Continued)

The components of deferred taxes are summarized as follows:

	December 31,
	2012	2011
	(dollars in thousands)
Deferred tax assets:
Loan loss reserves	$3,624	$2,800
Deferred compensation	1,581	1,522
Pension liability	2,531	2,404
Unrealized loss on derivative	863	-
Impairment loss on securities available for sale	556	556
Stock-based compensation	593	494
Nonaccrual loans	126	139
Premises held for sale	201	201
Other real estate owned	665	452
Core deposit intangible	391	351
Deferred loans costs	41	(111)
Other	13	238
	11,185	9,046
Deferred tax liabilities:
Bargain gain purchase	1,506	-
Depreciation and amortization	923	278
Realized gains on terminated cash flow hedges	-	65
Deferred pension costs	200	337
Goodwill	44	30
Unrealized gains on securities available for sale	829	955
	3,502	1,665

Net deferred tax assets	$7,683	$7,381

Management performed an analysis related to the Company’s deferred tax assets for the year ended December 31, 2012 and 2011. In its analysis, the Company considered all available evidence, both positive and negative, to determine whether estimated future taxable income will be sufficient to realize these assets. The tax operating losses have been carried back against prior years’ taxable income, resulting in the tax benefits from the losses being fully realized. Based on current tax laws, there are no more income taxes that may be recovered from prior years. As a result, the realization of the deferred tax assets is solely dependent upon future taxable income.  The primary positive evidence considered was sustained taxable income for both  2012 and 2011, internal projections, economic and industry trends, historical and projected loan loss trends, the impact of regulatory reform and demographic data for the Company’s markets.  Based upon this analysis, the Company believes that future taxable income will more likely than not be sufficient to realize these assets, and thus, no valuation allowances were deemed necessary for the periods indicated above.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.	EARNINGS PER SHARE

Basic earnings per share represent income available attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan and unvested shares of issued restricted stock.  Stock options, where the exercise price was greater than the average market price of the common shares, were not included in the computation of net income per diluted share as they would have been anti-dilutive.  These out-of-the-money options were 387,744, 557,613 and 379,726 at December 31, 2012, 2011 and 2010.

The components used to calculate basic and diluted earnings per share follows:

	Years Ended December 31,
	2012	2011	2010
	(dollars in thousands, except per share data)
Basic earnings and shares:
Net income	$6,757	$3,825	$1,406

Weighted-average basic shares outstanding	7,969,104	8,188,843	8,424,394

Basic earnings per share	$0.85	$0.47	$0.17

Diluted earnings and shares:
Net income	$6,757	$3,825	$1,406

Weighted-average basic shares outstanding	7,969,104	8,188,843	8,424,394
Add: Effect of dilutive outstanding equity-based shares	1,799	1,219	7,888
Weighted-average diluted shares outstanding	7,970,903	8,190,062	8,432,282

Diluted earnings per share	$0.85	$0.47	$0.17

NOTE 18.	STOCK PLANS AND STOCK-BASED COMPENSATION

EQUITY INCENTIVE PLANS

On May 17, 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “Plan”).  The purpose of the Plan is to promote the long-term growth and profitability of Heritage Financial Group, Inc, to provide directors, advisory directors, officers and employees of Heritage Financial Group, Inc. and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence, and to provide such individuals with an equity interest in Heritage Financial Group, Inc.  Under the Plan, the Compensation Committee of the Board of Directors has discretion to award up to 645,990 shares, of which 461,422 were available as stock options or stock appreciation rights and 184,568 shares were available as restricted stock awards.  As of December 31, 2012, there were approximately 12,800 restricted stock awards and 49,593 options available to be granted from the 2006 Plan.

On June 22, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (the “2011 Plan”).  Under the 2011 Plan, the Compensation Committee has the discretion to award up to 573,481 shares, of which 409,429 were available as stock options or stock appreciation rights and 163,852 were available as restricted stock awards.  As of December 31, 2012, there were approximately 31,082 restricted stock awards and 48,419 options available to be granted from the 2011 Plan.

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

 STOCK OPTIONS

A summary of the status of the two plans, along with changes during the periods then ended, follows:

	December 31,
	2012		2011		2010
	(dollars in thousands, except per share data)
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Number	Price	Number	Price	Number	Price
Under option, beginning of period	738,560	$13.51	416,791	$14.90	416,791	$14.90
Granted	31,900	13.25	346,870	11.95	-	-
Exercised	-	-	-	-	-	-
Forfeited	5,326	11.99	(7,219)	14.55	-	-
Expired	-	-	(17,882)	15.44	-	-
Under option, end of period	765,132	$13.51	738,560	$13.51	416,791	$14.90

Exercisable at end of period	456,940	$14.48	386,091	$14.94	323,787	$14.99

Weighted average fair value per option of options granted during period		$282		$2,692		$-

Total grant date fair value of options vested during the period		$535		$300		$305

Total intrinsic value of options exercised during the period		$-		$-		$-

Shares available for grant		98,012		117,673		36,446

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.	STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)

STOCK OPTIONS (continued)

The following table presents information on stock options outstanding for the period shown, less estimated forfeitures:

	Years Ended December 31,
	2012	2011	2010

Stock options vested and expected to vest:
Number	765,132	738,560	416,791
Weighted Average Exercise Price	$13.51	$13.51	$14.90
Aggregate Intrinsic Value	-	-	-
Weighted Average Contractual Term of Options	5.9 years	6.8 years	5.5 years

Stock options vested and currently exercisable:
Number	456,940	386,091	323,787
Weighted Average Exercise Price	$14.48	$14.94	$14.99
Aggregate Intrinsic Value	-	-	-
Weighted Average Contractual Term of Options	4.1 years	4.4 years	5.4 years

A further summary of the options outstanding at December 31, 2012 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Contractual Life in Years	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price

$14.97	377,214	3.6	$14.97	377,214	$14.97
$19.85	2,094	4.1	$19.85	2,094	$19.85
$13.43	7,788	5.2	$13.43	6,363	$13.43
$8.32	5,026	7.1	$8.32	3,015	$8.32
$12.35	12,000	8.2	$12.35	2,400	$12.35
$11.94	329,110	8.7	$11.94	65,854	$11.94
$13.26	31,900	9.8	$13.26	-	$13.26
	765,132	5.9	$13.51	456,940	$14.48

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.	STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)

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

The Company granted 31,900 options on October 1, 2012 from the 2011 Equity Incentive Plan.  In 2011, the Company granted 12,000 options on January 1, 2011 from the 2006 Equity Incentive Plan, and, on July 1, 2011, the Company granted 334,870 options from the new 2011 Equity Incentive Plan. There were no options granted during the year ended December 31, 2010.  The assumptions listed in the table below were used for the options granted in the period indicated.

	Years Ended December 31,
	2012	2011	2010

Weighted-average risk-free interest rate	1.25%	2.55%	-
Weighted average expected life of the options	7.5 years	7.5 years	-
Weighted average expected dividends (as a percent of the fair value of the stock)	1.82%	1.64%	-
Weighted-average expected volatility	87.71%	80.46%	-

For the years ended December 31, 2012, 2011, and 2010 the Company recognized pre-tax compensation expense related to stock options of approximately $549,000, $392,000, and $312,000, respectively.   At December 31, 2012, there was approximately $2.1 million of unrecognized compensation related to stock options.

RESTRICTED STOCK

The Company also grants restricted stock periodically for the benefit of employees and directors.  The 2006 plan reserved 184,568 shares of common stock for restricted stock grants and, under the 2011 plan, 163,852 shares of common stock are reserved for restricted stock grants.

At December 31, 2012, restricted stock grants covering 171,934 shares of common stock had been issued less 166 shares forfeited in 2012 leaving 12,800 shares available for grant from the 2006 Equity Incentive Plan.  Additionally, at December 31, 2012, restricted stock grants covering 132,930 shares of common stock had been issued, 160 had been forfeited and 31,082 shares were available for grant from the 2011 Equity Incentive Plan

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.	STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)

RESTRICTED STOCK (continued)

Restricted stock grants are made at the discretion of the Board of Directors. Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period which is currently five years for all grants issued.  Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  The restriction is based upon continuous service. The Company awarded 15,600 shares of restricted stock on October 1, 2012 from the 2011 Equity Incentive Plan.   In 2011, the Company awarded 4,000 shares of restricted stock on January 1, 2011 from the 2006 Equity Incentive Plan and 117,530 shares of restricted stock from the 2011 Equity Incentive Plan on July 1, 2011.  Restricted stock consists of the following:

	December 31, 2012		December 31, 2011		December 31, 2010
		Weighted		Weighted		Weighted
		Average		Average		Average
		Market		Market		Market
	Restricted	Price	Restricted	Price	Restricted	Price
	Shares	at Grant	Shares	at Grant	Shares	at Grant
Balance, beginning of period	123,910	$11.94	37,705	$14.60	71,213	$14.74
Granted	15,600	13.26	121,530	11.95	-	-
Vested	(25,389)	11.95	(32,256)	14.85	(33,508)	14.90
Forfeited	(326)	12.70	(3,069)	14.50	-	-
Balance, end of period	113,795	$12.12	123,910	$11.94	37,705	$14.60

The balance of unearned compensation related to these restricted shares as of December 31, 2012 is $1.2 million which is expected to be recognized over a weighted-average of 3.69 years.  Total compensation expense recognized for the restricted shares granted to employees and directors for the year ended December 31, 2012, 2011, and 2010 was approximately $309,000, $336,000 and $497,000, respectively.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.	DERIVATIVE FINANCIAL INSTRUMENTS

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

In March 2008, the Company terminated these swap agreements for a cash payment from its counterparty in the amount of $898,725.  This gain, net of tax, is reported as a component of other comprehensive income, and will be accreted to interest income over the remaining life of the swap agreements.  As of December 31, 2012 and 2011 the Company had a balance of $- and $163,000, respectively, of unaccreted gain related to these swap agreements.

For the year ended December 31, 2012, 2011 and 2010, the Company recorded interest income of $163,000, $248,000, $352,000, respectively, on the accretion of terminated cash flow hedges.

During the first quarter 2012, the Company entered into a forward starting interest rate swap agreement with a notional amount of $50.0 million to protect against variability in the expected future cash flows attributed to changes in the benchmark interest rate Libor beginning February 1, 2016 and ending February 1, 2024 on the designated notional amount of variable rate Bank debt.

The Company recognized an after-tax unrealized loss on its cash flow hedge in other comprehensive income of $1.3 million for the year ended December 31, 2012.

The Company recognized a $2.2 million cash flow hedge liability in other liabilities on the balance sheet at December 31, 2012.  There was no ineffectiveness in the cash flow hedge during the year ended December 31, 2012.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes.  As of December 31, 2012, the Company was required to provide collateral of $2.3 million for the derivative.  Also, the Company has a netting agreement with the counterparty.

Derivative Instruments – Mortgage Lending Activities

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to Interest Rate Lock Commitments (“IRLCs”) and mortgage loans held-for-sale for which the fair value option has been elected. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing rights. Derivative instruments used include forward commitments, mandatory commitments and best effort commitments. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. A net gain of $287,000 was recorded for all related commitments as of December 31, 2012, which is the first period fair value was adopted by the Company.

The Company’s risk management derivatives are based on underlying risks primarily related to interest rates and forward sales commitments. Forwards are contracts for the delayed delivery or net settlement of an underlying instrument, such as a mortgage loan, in which the seller agrees to deliver on a specified future date, either a specified instrument at a specified price or yield or the net cash equivalent of an underlying instrument. These hedges are used to preserve the Company’s position relative to future sales of loans to third parties in an effort to minimize the volatility of the expected gain on sale from changes in interest rate and the associated pricing changes, see Note 23 Fair Value for further information.

Credit and Market Risk Associated with Derivatives

Derivatives expose the Company to credit risk. If the counterparty fails to perform, the credit risk at that time would be equal to the net derivative asset position, if any, for that counterparty. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by the Company’s Risk Management area. The Company’s derivative positions were as follows

	Contract Amount
	December 31, 2012	December 31, 2011
	(dollars in thousands)

Fannie Mae mortgage-backed securities Forward commitments	$13,500	$-
Mandatory loan sale commitments	17,241	-
Best efforts sale commitments	18,366	7,471
Total commitments	$49,107	$7,471

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.	COMMITMENTS AND CONTINGENCIES

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

The Company's exposure to credit loss is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  A summary of the Company's commitments is as follows:

	December 31,
	2012	2011

	(dollars in thousands)
Commitments to extend credit	$98,492	$82,165
Commitments to originate loans	36,887	-
Standby letters of credit	1,371	501
	$136,750	$82,666

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

At December 31, 2012 and 2011, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant.  The Company has not been required to perform on any financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the year ended December 31, 2012 and 2011.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements at December 31, 2012.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.	CONCENTRATIONS OF CREDIT

The Company makes commercial, residential, construction, agricultural, agribusiness and consumer loans to customers primarily in counties in south and central Georgia and north central Florida.  A majority of the Company's customers' abilities to honor their contracts is dependent on the business economy in the geographical areas served by the Bank.

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

Based on the capital level at December 31, 2012, the maximum amount under Georgia law that the Bank could loan to any one borrower and the borrower's related entities was $21.0 million for fully secured loans and $12.6 million for all other loans.  Internally, management has set a limit of $5.0 million.  These internal limits may be exceeded by approval of the Board of Directors.

NOTE 22.	REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2012, there was approximately $3.7 million available for  dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined.  Management believes, as of December 31, 2012 and 2011, the Company and the Bank met all capital adequacy requirements to which they are subject.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22.	REGULATORY MATTERS (Continued)

As of December 31, 2012 and 2011, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  Prompt corrective action provisions are not applicable to bank holding companies.

The Company and the Bank’s actual capital amounts and ratios are presented in the following table.

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
December 31, 2012
Total Capital to Risk Weighted Assets
Consolidated	$128,381	18.4%	$55,697	8.0%	$	N/A	-
Heritage Bank of the South	111,762	16.4%	54,359	8.0%		67,949	10%
Tier I Capital to Risk Weighted Assets
Consolidated	$119,881	17.2%	$27,849	4.0%	$	N/A	-
Heritage Bank of the South	103,248	15.2%	27,180	4.0%		40,769	6.0%
Tier I Capital to Average Assets:
Consolidated	$119,881	11.0%	$43,498	4.0%	$	N/A	-
Heritage Bank of the South	103,248	9.6%	43,186	4.0%		53,982	5.0%

As of December 31, 2011
Total Capital to Risk Weighted Assets
Consolidated	$127,854	22.4%	$45,570	8.0%	$	N/A	-
Heritage Bank of the South	102,208	18.8%	43,603	8.0%		54,504	10.0%
Tier I Capital to Risk Weighted Assets
Consolidated	$121,033	21.2%	$22,785	4.0%	$	N/A	-
Heritage Bank of the South	95,357	17.5%	21,802	4.0%		32,703	6.0%
Tier I Capital to Average Assets:
Consolidated	$121,033	11.2%	$43,407	4.0%	$	N/A	-
Heritage Bank of the South	95,357	8.9%	43,017	4.0%		53,722	5.0%

Heritage Financial Group, Inc. is subject to Georgia capital requirements for holding companies.

At December 31, 2012, Heritage Financial Group, Inc. had total equity of $120.6 million or 11.0% of total assets as of that date.  Under Georgia capital requirements for holding companies, Heritage Financial Group, Inc. had Tier I leverage capital of $119.9 million or 11.0%, which was $76.4 million above the 4.0% requirement.

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

A reconciliation of the Bank's capital included in its balance sheets and the regulatory capital amounts follows:

	December 31,
	2012	2011
	(dollars in thousands)
Total capital per balance sheet	$104,016	$99,893
Regulatory capital adjustments:
Net unrealized losses on available for sale securities	(1,245)	(1,433)
Accumulated net gains on cash flow hedges	5,093	3,509
Disallowed goodwill and other disallowed intangible assets	(4,234)	(4,848)
Disallowed deferred tax assets	(382)	(1,764)

Total Tier 1 Capital	103,248	95,357

Allowance for loan and lease losses includible in Tier 2 capital	8,500	6,821
Unrealized gains on available for sale equity securities includible in Tier 2 capital	14	30

Total Tier 1 and 2 Capital	$111,762	$102,208

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.	FAIR VALUE MEASUREMENTS

Determination of Fair Value

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

Fair Value Hierarchy

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

The Company elected to record mortgage loans held-for-sale at fair value as of September 30, 2012.   The following is a description of mortgage loans held for sale including the specific reasons for electing fair value and the strategies for managing these assets on a fair value basis.

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.	FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

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

The Company classifies IRLC on residential mortgage loans held-for-sale on a gross basis within other liabilities or other assets. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. Projected “pull-through” rates are determined quarterly by the Mortgage Division, using the Company’s historical data and the current interest rate environment to reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. The loan servicing value is also included in the fair value of IRLCs.

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

The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are sold within a few weeks of origination, it is unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value during the twelve month periods ended December 31, 2012.

The following tables present financial assets measured at fair value at December 31, 2012 and 2011, on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected.  The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the mortgage loans held-for-sale and interest rate lock commitments referenced in the following tables.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.	FAIR VALUE MEASUREMENTS (Continued)

	Recurring Fair Value Measurements at December 31, 2012
	Total Carrying Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets
Available for sale investment securities:
U.S. Government sponsored agencies (GSEs)	$21,019	$-	$21,019	$-
State and municipal securities	41,573	-	41,573	-
Corporate debt securities	1,020	-	1,020	-
GSE residential mortgage-backed securities	157,497	-	157,497	-
Equity securities	297	93	204	-
Total available for sale investment securities	221,406	93	221,313	-
Mortgage loans held for sale	15,608	-	15,608	-
Other assets (1)	287	-	-	287
Total assets at fair value	$237,301	$93	$236,921	$287

Liabilities
Interest rate swap – cash flow hedge	$2,158	$-	$2,158	$-
Total liabilities at fair value	$2,158	$-	$2,158	$-

	Recurring Fair Value Measurements at December 31, 2011
	Total Carrying Value	Level 1		Level 2	Level 3
	(dollars in thousands)
Assets
Available for sale investment securities:
U.S. Government sponsored agencies (GSEs)	$45,737	$		$45,737	$-
State and municipal securities	48,204			48,204	-
Corporate debt securities	1,956			1,956	-
GSE residential mortgage-backed securities	162,963			162,963	-
Equity securities	157		66	91	-
Total available for sale investment securities	259,017		66	258,951	-
Total assets at fair value	$259,017		$66	$258,951	$-

Liabilities
Interest rate swap – cash flow hedge	$-		$-	$-	$-
Total liabilities at fair value	$-		$-	$-	$-

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.	FAIR VALUE MEASUREMENTS (Continued)

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the year ended December 31, 2012.  There were no transfers into or out of Level 3. There were no transfers between Level 1, and Level 2 during the year ended December 31, 2012.

The year ended December 31, 2012:	Other Assets (1)
(dollars in thousands)
Beginning Balance December 31, 2011	$-
Total gains (losses) included in earnings: (2)
Issuances	437
Settlements and closed loans	(150)
Expirations	-
Total gains (losses) included in other comprehensive income	-
Ending Balance December 31, 2012 (3)	$287

(1)	Includes mortgage related IRLCs and derivative financial instruments entered into to hedge interest rate risk.
(2)	Amounts included in earnings are recorded in mortgage banking activities.
(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

There were no assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the year ended December 31, 2011.

A significant unobservable input utilized in the determination of fair value of other assets and liabilities was a pull through rate, which was 77% as of December 31, 2012. A pull through rate is management’s assumption as to the percentage of loans in the pipeline that will close and eventually fund. It is based on the Company’s historical fall-out activity. Significant increases in this input in isolation would result in a significantly higher fair value measurement and significant decreases would result in a significantly lower fair value measurement. In addition, IRLCs’ fair value includes mortgage servicing rights that do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.	FAIR VALUE MEASUREMENTS (Continued)

	For Items Measured at Fair Value Pursuant to Election of the Fair Value Option: Fair Value Gain related to Mortgage Banking Activities
	Twelve Months Ended
	December 31, 2012	December 31, 2011
	(dollars in thousands)
Mortgage loans held for sale	$618	$-

The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale including escrow for which the fair value option has been elected as of December 31, 2012 and 2011.

	December 31, 2012
	Aggregate Fair Value	Aggregate Unpaid Principal Balance with Escrow Under FVO	Fair Value Over Unpaid Principal

Loans held for sale	$15,608	$15,277	$331

	December 31, 2011
	Aggregate Fair Value	Aggregate Unpaid Principal Balance with Escrow Under FVO	Fair Value Over Unpaid Principal

Loans held for sale	$7,471	$7,471	$-

Assets Measured at Fair Value on a Nonrecurring Basis

Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair market value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.	FAIR VALUE MEASUREMENTS (Continued)

Impaired Loans:  Loan impairment is reported when full payment under the loan terms is not expected.  In accordance with the provisions of the loan impairment guidance (ASC 310-10-35), individual loans are carried at their fair value. Write downs of impaired loans are estimated using the present value of expected cash flows or the appraised value of the underlying collateral discounted as necessary due to management’s estimates of changes in economic conditions.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan impairment as non-recurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan impairment as non-recurring Level 3.

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

The following table summarizes financial assets measured at fair value on a nonrecurring basis:

	Non Recurring Fair Value Measurements at December 31, 2012
	Total Carrying Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets
Impaired Loans(1)	$14,684	$-	$-	$14,684
OREO	3,242	-	-	3,242
Covered OREO	9,467	-	-	9,467
Total	$27,393	$-	$-	$27,393

	Non Recurring Fair Value Measurements at December 31, 2011
	Total Carrying Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets
Impaired Loans(1)	$11,371	$-	$-	$11,371
OREO	3,362	-	-	3,362
Covered OREO	10,047	-	-	10,047
Other foreclosed assets	32	-	-	32
Total	$24,812	$-	$-	$24,812

(1)
Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses. Fair values are determined using actual market prices (Level 1), independent third party valuations and borrower records, discounted as appropriate (Level 3).

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.	FAIR VALUE MEASUREMENTS (Continued)

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

Quantitative Information about Level 3 Fair Value Measurements:

(dollars in thousands)	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans	$14,684	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 97% (71%)
OREO	3,242	Discounted appraisals (1)	Appraisal adjustments (2)	10% to 100% (34%)
Covered OREO	9,467	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (74%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)
Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments such as historical loss experience on the type of collateral.

Assets and Liabilities Not Measured at Fair Value on a Recurring or Nonrecurring Basis

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

Other Investments:  The carrying amount of Federal Home Loan Bank Stock and other equity securities approximates fair value.  The Company classifies Federal Home Loan Bank stock and other equity securities in Level 3 of the fair value hierarchy.

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.	FAIR VALUE MEASUREMENTS (Continued)

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

The following tables present the assets that are measured at fair value on a non-recurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position.

	Carrying	Fair Value Measurements at December 31, 2012
	Value	Total Fair Value	Level 1	Level 2	Level 3
		(dollars in thousands)
Assets
Cash and short-term investments	$43,692	$43,692	$43,692	$-	$-
Other investments	5,340	5,340	-	-	5,340
Loans, net, excluding covered loans	597,579	607,018	-	-	607,018
Covered loans	72,425	72,425	-	-	72,425
FDIC loss-share receivable	60,731	60,731		-	60,731
Total assets at fair value	$779,767	$789,206	$43,692	$-	$745,514

Liabilities
Deposits	$869,554	862,726	$-	$-	$862,726
Federal funds purchased and securities Sold under repurchase agreements	33,219	32,812	32,812	-	-
Other borrowings	60,000	63,985		-	63,985
Total liabilities at fair value	$962,773	$959,523	$32,812	$-	$926,711

	Carrying	Fair Value Measurements at December 31, 2011
	Value	Total Fair Value	Level 1	Level 2	Level 3
		(dollars in thousands)
Assets
Cash and short-term investments	$99,375	$99,375	$99,375	$-	$-
Other investments	5,077	5,077	-	-	5,077
Loans, net, excluding covered loans	453,163	437,737	-	-	437,737
Covered loans	107,457	107,457	-	-	107,457
FDIC loss-share receivable	83,901	83,901		-	83,901
Total assets at fair value	$748,973	$733,547	$99,375	$-	$634,172

Liabilities
Deposits	$884,187	$875,317	$-	$-	$875,317
Federal funds purchased and securities Sold under repurchase agreements	35,049	35,049	35,049	-	-
Other borrowings	35,000	38,161	-	-	38,161
Total liabilities at fair value	$954,236	$948,527	$35,049	$-	$913,478

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.	FAIR VALUE MEASUREMENTS (Continued)

Current accounting guidance requires fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on settlements using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instrument. Current accounting guidance excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24.	CONDENSED FINANCIAL INFORMATION OF HERITAGE FINANCIAL GROUP, INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2012	2011
Assets
Cash and due from banks	$13,901	$21,686
Other equity securities, at cost	1,010	1,010
Investment in subsidiary	104,015	99,893
Premises and equipment, net	439	450
Other assets	1,381	1,475

Total assets	$120,746	$124,514

Liabilities
Other liabilities	$97	$378

Stockholders' equity	120,649	124,136

Total liabilities and stockholders' equity	$120,746	$124,514

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24.	CONDENSED FINANCIAL INFORMATION OF HERITAGE FINANCIAL GROUP, INC. (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF INCOME
(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Income
Dividends from subsidiary	$2,186	$-	$-
Interest	-	15	39
Other noninterest income	11	-	-
Total income	2,197	15	39

Expense
Depreciation	14	14	13
Other expense	1,016	903	771
Total expense	1,030	917	784

Income (loss) before income tax benefits and equity in undistributed earnings of subsidiary	1,167	(902)	(745)

Income tax benefits	356	356	248

Income (loss) before equity in undistributed earnings of subsidiary	1,523	(546)	(497)

Equity in undistributed earnings of subsidiary	5,234	4,371	1,903

Net income	$6,757	$3,825	$1,406

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24.	CONDENSED FINANCIAL INFORMATION OF HERITAGE FINANCIAL GROUP, INC. (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES
Net income	$6,757	$3,825	$1,406
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14	14	13
Excess tax shortfall related to stock-based compensation plans	8	2	14
Stock-based compensation expense	259	216	229
Equity in undistributed earnings of subsidiary	(5,234)	(4,371)	(1,903)
Other operating activities	(195)	(1,079)	99
Total adjustments	(5,148)	(5,218)	(1,548)

Net cash provided by (used in) operating activities	1,609	(1,393)	(142)

INVESTING ACTIVITIES
Contribution of 50% of proceeds of stock offering to subsidiary	-	(16)	(30,730)
Fund ESOP note receivable from conversion and stock offering	-	-	(3,277)
Contribution to subsidiary	-	(7,000)	-
Purchase of premises and equipment	(3)	-	(2)
Purchases of securities available for sale		-	(79,994)
Proceeds from maturities of securities available for sale	-	25,000	54,998
Proceeds from sale of securities available for sale	-	-	-
Proceeds from fair value transfer of securities to bank	-	590	-

Net cash provided by (used in) investing activities	(3)	18,574	(59,005)

FINANCING ACTIVITIES
Net proceeds from common stock offering	-	-	61,482
Shares released to employee stock ownership plan	669	620	468
Excess tax benefit related to stock-based compensation plans	(8)	(2)	(14)
Purchase of shares, net	(7,220)	(1,310)	(16)
Dividends paid to stockholders	(2,832)	(987)	(854)

Net cash provided by (used in) financing activities	(9,391)	(1,679)	61,066

Net increase (decrease) in cash and due from banks	(7,785)	15,502	1,919

Cash and due from banks at beginning of period	21,686	6,184	4,265

Cash and due from banks at end of period	$13,901	$21,686	$6,184

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25.	STOCK REPURCHASE PLAN

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

In October 2012, the Company's Board of Directors approved another stock repurchase program expiring in October 2013, which authorizes the repurchase of 397,000 shares of common stock, or approximately 5% of the shares currently outstanding.  As of December 31, 2012 the Company had purchased 72,909 shares at a weighted average price of $13.50 per share for a total of $984,000.

NOTE 26.	SUBSEQUENT EVENTS

On March 8, 2013, the Company entered into a definitive whole-bank purchase and assumption agreement with the Federal Deposit Insurance Corporation ("FDIC") to acquire Frontier Bank ("Frontier"), a full-service bank based in LaGrange, Georgia, with total assets of approximately $259.0 million.  The Georgia Department of Banking and Finance closed Frontier and appointed the FDIC as receiver.

As a result of this acquisition, the Company assumed approximately $224.0 million in deposits and acquired $111.0 million in loans.  In addition to assuming all of the deposits of Frontier, the Company purchased approximately $262.0 million of its assets.  The Company did not enter into a loss-share agreement with the FDIC.