Form 10-Q
period 2013-03-31
Heritage Financial Group Inc
filed 2013-05-10
CIK 1493491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
Commission File Number 001-34902

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

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date:  At May 10, 2013, there were 7,881,260 shares of issuer’s common stock outstanding.

HERITAGE FINANCIAL GROUP, INC.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	Unaudited March 31,	December 31,
	2013	2012
Assets

Cash and due from banks	$37,916	$23,993
Interest-bearing deposits in banks	149,216	15,393
Federal funds sold	3,152	4,306
Total cash and cash equivalents	190,284	43,692
Securities available for sale, at fair value	267,307	221,406
Federal Home Loan Bank stock, at cost	5,992	4,330
Other equity securities, at cost	1,010	1,010
Loans held for sale	18,905	15,608
Loans	687,051	597,579
Covered loans	65,815	72,425
Less allowance for loan losses	9,105	9,061
Loans, net	743,761	660,943

Other real estate owned	4,391	3,242
Covered other real estate owned	9,460	9,467
Total other real estate owned	13,851	12,709

FDIC loss-share receivable	52,012	60,731
Premises and equipment, net	33,524	33,015
Goodwill and intangible assets	4,666	4,235
Cash surrender value of bank owned life insurance	23,584	23,382
Other assets	15,654	16,445

	$1,370,550	$1,097,506

Liabilities and Stockholders' Equity

Deposits
Noninterest-bearing	$151,709	$116,272
Interest-bearing	943,850	753,282
Total deposits	1,095,559	869,554
Federal funds purchased and securities sold under repurchase agreements	34,251	33,219
Other borrowings	102,210	60,000
Other liabilities	17,875	14,084
Total liabilities	1,249,895	976,857
Commitment and Contingencies
Stockholders' equity
Preferred stock, par value; $0.01; 5,000,000 shares authorized;none issued	-	-
Common stock, par value $0.01; 45,000,000 shares authorized;7,881,260 and 8,172,486 shares issued, respectively	79	82
Capital surplus	78,341	82,154
Retained earnings	50,227	46,299
Accumulated other comprehensive loss, net of tax of $2,737 and $2,566	(4,106)	(3,849)
Unearned employee stock ownership plan (ESOP) shares,372,511 and 385,836 shares	(3,886)	(4,037)
Total stockholders' equity	120,655	120,649
	$1,370,550	$1,097,506

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
For the Three Months Ended March 31, 2013 and 2012
(Dollars in Thousands)

	For the Three Months Ended March 31,
	2013	2012
Interest income
Interest and fees on loans	$13,369	$10,147
Interest on loans held for sale	504	182
Interest on taxable securities	866	979
Interest on nontaxable securities	285	299
Interest on federal funds sold	1	15
Interest on deposits in other banks	22	37
	15,047	11,659

Interest expense
Interest on deposits	1,054	1,263
Interest on other borrowings	749	672
	1,803	1,935

Net interest income	13,244	9,724
Provision for loan losses	485	400
Net interest income after provision	12,759	9,324

Noninterest income
Service charges on deposit accounts	1,154	1,020
Bankcard services income	762	824
Other service charges, commissions and fees	99	85
Brokerage fees	481	446
Mortgage banking activities	1,793	689
Bank-owned life insurance	202	140
Gain on sales of securities	-	42
Gain on acquisitions	4,188	-
Accretion of FDIC loss share receivable	(2,963)	(498)
Other	94	35
	5,810	2,783

Noninterest expense
Salaries and employee benefits	6,430	5,536
Equipment and occupancy	1,666	1,324
Advertising and marketing	187	180
Professional fees	215	238
Information services expenses	1,182	1,052
Gain on sales and write-downs of other real estate owned	(25)	(7)
Loss on sales and write-downs of FDIC acquired other real estate owned	24	174
Foreclosed asset expenses	215	221
Foreclosed FDIC-acquired asset expenses	421	162
FDIC insurance and other regulatory fees	256	245
Acquisition related expenses	792	331
Deposit intangible expenses	194	201
Other operating expenses	1,233	1,144
	12,790	10,801

Income before income taxes	5,779	1,306

Applicable income tax	1,851	335
Net income	$3,928	$971
Earnings per common share:
Basic earnings per share	$0.52	$0.12
Diluted earnings per share	$0.52	$0.12

Weighted average-common shares outstanding:	7,526,344	8,144,382
Basic	7,528,522	8,145,730
Diluted

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2013 and 2012
(Dollars in Thousands)

	For the Three Months Ended March 31,
	2013	2012

Net income	$3,928	$971

Other comprehensive income (loss):
Accretion of realized gain on terminated cash flow hedge, net of tax of $- and $20 for 2013 and 2012, respectively	-	(29)
Unrealized gain on cash flow hedge, net of tax of $198 and $201 for 2013 and 2012, respectively	297	301
Unrealized holding gains on investments arising during the period, net of tax (benefit) of $(370) and $129 for 2013 and 2012, respectively	(554)	194
Reclassification adjustment for investment gains included in net income, net of tax of $- and $17 for 2013 and 2012, respectively	-	(25)

Total other comprehensive income (loss)	(257)	441

Comprehensive income	$3,671	$1,412

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2013 (Unaudited)
And The Year Ended December 31, 2012
(Dollars in Thousands, except per share data)

						Accumulated
						Other
					Unearned	Compre-
	Common Stock		Capital	Retained	ESOP	hensive
	Shares	Par Value	Surplus	Earnings	Shares	Loss	Total
Balance, December 31, 2011	8,712,031	$87	$88,393	$42,374	$(4,642)	$(2,076)	$124,136
Net income	-	-	-	6,757	-	-	6,757
Cash dividend declared,$0.36 per share	-	-	-	(2,832)	-	-	(2,832)
Issuance of 15,600 shares of restricted common stock	15,600	-	-	-	-	-	-
Forfeiture of 326 shares of restricted common stock	(326)	-	-	-	-	-	-
Repurchase of 554,819 shares of common stock	(554,819)	(5)	(7,215)	-	-	-	(7,220)
Stock-based compensation expense	-	-	858	-	-	-	858
Other comprehensive loss	-	-	-	-	-	(1,773)	(1,773)
Tax benefit from stock-based compensation plans	-	-	7	-	-	-	7
ESOP shares earned 53,302 shares	-	-	64	-	605	-	669
Tax benefit on ESOP expense	-	-	47	-	-	-	47
Balance, December 31, 2012	8,172,486	$82	$82,154	$46,299	$(4,037)	$(3,849)	$120,649

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
For the Three Months Ended March 31, 2013 (Unaudited)
And The Year Ended December 31, 2012
(Dollars in Thousands, except per share data)

						Accumulated
						Other
					Unearned	Compre-
	Common Stock		Capital	Retained	ESOP	hensive
	Shares	Par Value	Surplus	Earnings	Shares	Loss	Total
Balance, December 31, 2012	8,172,486	$82	$82,154	$46,299	$(4,037)	$(3,849)	$120,649
Net income	-	-	-	3,928	-	-	3,928
Repurchase of 291,266 shares of common stock	(291,266)	(3)	(4,081)	-	-	-	(4,084)
Stock-based compensation expense	-	-	230	-	-		230
Other comprehensive loss	-	-	-	-	-	(257)	(257)
Excess tax benefit from stock-based compensation plans	-	-	(1)	-	-	-	(1)
ESOP shares earned, 13,325 shares	-	-	35	-	151	-	186
Excess tax benefit on ESOP expense	-	-	4	-	-	-	4
Balance, March 31, 2013	7,881,260	$79	$78,341	$50,227	$(3,886)	$(4,106)	$120,655

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES	$3,928	$971
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	589	501
Amortization of deposit intangibles	194	201
Provision for loan losses	485	400
ESOP compensation expense	186	156
Provision (benefit) for deferred taxes	1,829	(59)
Stock-based compensation expense	230	209
Accretion of gain on termination of cash flow hedge	-	(49)
Amortization of available for sale discounts and premiums, net	545	1,130
Gain on sales of securities available for sale	-	(42)
Gain on sales and write-downs of other real estate owned	(25)	(7)
Loss on sales and write-downs of FDIC-acquired other real estate owned	24	174
Increase in bank-owned life insurance	(202)	(140)
Excess tax benefit related to stock-based compensation plans	1	1
Excess tax related to ESOP	(4)	(23)
Decrease in FDIC loss share receivable	5,756	384
Accretion of FDIC loss share receivable	2,963	498
Decrease (increase) in interest receivable	(302)	485
(Decrease) increase in interest payable	160	(183)
Decrease (increase) in loans held for sale	(3,297)	2,740
Decrease in prepaid FDIC assessment	344	178
Gain on acquisitions	4,188	-
Net other operating activities	(3,761)	(443)
Total adjustments	9,903	6,111
Net cash provided by operating activities	13,831	7,082

INVESTING ACTIVITIES
Increase in interest-bearing deposits in banks	(133,823)	(4,073)
Purchases of securities available for sale	(41,754)	(34,286)
Proceeds from sales of securities available for sale	10,125	16,461
Proceeds from maturities and calls of securities available for sale	6,500	11,500
Purchase of bank owned life insurance	-	(7,000)
Decrease in Federal Home Loan Bank stock	235	-
Decrease in federal funds sold	1,154	13,988
Increase in loans, net	(11,423)	(2,793)
Purchases of premises and equipment	(1,062)	(755)
Net cash received from acquisition activity	153,179	-
Proceeds from sales of other real estate owned	1,090	1,906
Net cash used in investing activities	(15,779)	(5,052)

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
 (Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
FINANCING ACTIVITIES
(Decrease) increase in deposits	$13,919	$(15,445)
Increase in federal funds purchased and securities sold under repurchase agreements	1,033	2,178
Proceeds from other borrowings	5,000	-
Excess benefit related to stock-based compensation plans	(1)	(1)
Excess tax related to ESOP	4	23
Repurchase of common stock	(4,084)	(520)
Dividends paid to stockholders	-	(348)

Net cash provided by (used in) financing activities	15,871	(14,113)

Net increase (decrease) in cash and due from banks	13,923	(12,083)

Cash and due from banks at beginning of period	23,993	34,521

Cash and due from banks at end of period	$37,916	$22,438

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$1,643	$2,118
Income taxes	$18	$2,150

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$1,446	$654

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

The accompanying consolidated financial information of the Company as of March 31, 2013 and 2012 is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations.  The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Basic earnings per share represent income available attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan and unvested shares of issued restricted stock. For the three months ended March 31, 2013, potential common shares of 372,607 respectively, were not included in the calculation of diluted earnings per share because the assumed exercise of such shares would be anti-dilutive.

 The table below sets forth our earnings per share:

	Three Months ended March 31,
	2013	2012
	(dollars in thousands, except per share data)
Basic earnings and shares:
Net income	$3,928	$971
Weighted-average basic shares outstanding	7,526,344	8,144,382
Basic earnings per share	$0.52	$0.12

Diluted earnings and shares:
Net income	$3,928	$971
Weighted-average basic shares outstanding	7,526,344	8,144,382
Add: Stock options and nonvested shares	2,178	1,348
Weighted-average diluted shares outstanding	7,528,522	8,145,730
Diluted earnings per share	$0.52	$0.12

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.	SHARE BASED COMPENSATION

On May 17, 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “Plan”).  The purpose of the Plan is to promote the long-term growth and profitability of Heritage Financial Group, Inc, to provide directors, advisory directors, officers and employees of Heritage Financial Group, Inc. and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence, and to provide such individuals with an equity interest in Heritage Financial Group, Inc.  Under the Plan, the Compensation Committee of the Board of Directors has discretion to award up to 645,990 shares, of which 461,422 were available as stock options or stock appreciation rights and 184,568 shares were available as restricted stock awards.  As of March 31, 2013, there were approximately 12,800 restricted stock awards and 49,593 options available to be granted from the 2006 Plan.

On June 22, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (the “2011 Plan”).  Under the 2011 Plan, the Compensation Committee has the discretion to award up to 573,481 shares, of which 409,429 were available as stock options or stock appreciation rights and 163,852 were available as restricted stock awards.  On July 1, 2011, the Company granted 117,530 restricted stock awards and 334,870 stock options from this plan. On October 1, 2012, the Company granted 15,600 restricted stock awards and 31,900 stock options from this plan.    There were no awards granted from this plan during the three months ended March 31, 2013. As of March 31, 2013, there were approximately 31,082 restricted stock awards and 48,419 options available to be granted from the 2011 Plan.

The Company granted restricted awards that may not be sold or otherwise transferred until certain restrictions have lapsed.  The unearned compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse (generally one to five years).  The share-based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period.  As of March 31, 2013, there was approximately $1.1 million of unrecognized compensation associated with these awards.  For the three months ended March 31, 2013 and 2012, we recognized compensation expense associated with these awards of approximately $84,000 and $74,000, respectively.

The Company recognized compensation expense related to stock options of approximately $146,000 and $135,000 for each of the three months ended March 31, 2013 and 2012, respectively.  At March 31, 2013, there was approximately $1.9 million of unrecognized compensation related to stock options.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
March 31, 2013:
U.S. Government sponsored agencies (GSEs)	$40,411	$89	$(75)	$40,425
State and municipal securities	47,479	1,329	(827)	47,981
Corporate debt securities	1,000	-	(130)	870
GSE residential mortgage-backed securities	177,061	1,304	(718)	177,647
Total debt securities	265,951	2,722	(1,750)	266,923
Equity securities	207	177	-	384
Total securities	$266,158	$2,899	$(1,750)	$267,307

December 31, 2012:
U.S. Government sponsored agencies (GSEs)	$20,996	$50	$(27)	$21,019
State and municipal securities	40,509	1,362	(298)	41,573
Corporate debt securities	1,150	-	(130)	1,020
GSE residential mortgage-backed securities	156,469	1,434	(406)	157,497
Total debt securities	219,124	2,846	(861)	221,109
Equity securities	207	93	(3)	297
Total securities	$219,331	$2,939	$(864)	$221,406

The amortized cost and fair value of debt securities available for sale by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	March 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
One year or less	$-	$-	$150	$150
One to five years	2,899	2,771	1,786	1,661
Five to ten years	45,262	45,727	20,920	21,264
Over ten years	40,936	41,162	40,006	40,834
Mortgage-backed securities	177,061	177,647	156,469	157,497
	$266,158	$267,307	$219,331	$221,406

Securities with a carrying value of approximately $108.6 million and $94.6 million at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.  The balance of pledged securities in excess of the pledging requirements was $20.1 million and $18.0 million at March 31, 2013 and December 31, 2012, respectively.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES (Continued)

The gross realized gains and losses recognized in income are reflected in the following table:

	For the three months ended March 31,
	2013	2012
	(dollars in thousands)
Gross gains recognized on sales of securities	$-	$42
Gross losses recognized on sales of securities	-	-
Net realized gains on sales of securities available for sale	$-	$42

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
March 31, 2013 :
U.S. Government sponsored agencies (GSEs)	$18,909	$(75)	$-	$-	$18,909	$(75)
State and municipal securities	20,270	(785)	284	(42)	20,554	(827)
Corporate debt securities	-	-	870	(130)	870	(130)
GSE residential mortgage-backed securities	90,797	(675)	2,850	(43)	93,647	(718)
Subtotal, debt securities	129,976	(1,535)	4,004	(215)	133,980	(1,750)
Equity securities	-	-	-	-	-	-
Total temporarily impaired securities	$129,976	$(1,535)	$4,004	$(215)	$133,980	$(1,750)

December 31, 2012 :
U.S. Government sponsored agencies (GSEs)	$5,481	$(27)	$-	$-	$5,481	$(27)
State and municipal securities	10,981	(226)	1,377	(72)	12,358	(298)
Corporate debt securities	-	-	1,020	(130)	1,020	(130)
GSE residential mortgage-backed securities	62,235	(337)	4,634	(69)	66,869	(406)
Subtotal, debt securities	78,697	(590)	7,031	(271)	85,728	(861)
Equity securities	-	-	204	(3)	204	(3)
Total temporarily impaired securities	$78,697	$(590)	$7,235	$(274)	$85,932	$(864)

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES (Continued)

At March 31, 2013, total securities with unrealized losses increased to $1.7 million, or 1.3% of the securities, compared to $864,000, or 1.0% of the securities, at December 31, 2012.  The unrealized losses in 2013 relate principally to 16 agencies, 53 state and municipal obligations, one corporate debt securities and 66 mortgage-backed securities.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition, and the issuer's anticipated ability to pay the contractual cash flows of the investments.

The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2013. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.  At March 31, 2013, the Company held certain investment securities having continuous unrealized loss positions for more than 12 months.  All of these losses were in one corporate security, six mortgage-backed securities, and two municipal securities. The unrealized loss arose from changes in interest rates and market conditions as of March 31, 2013.

Other-Than-Temporary Impairment

The Company reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (“OTTI”).  Management does not have the intent to sell any of the temporarily impaired investments and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The OTTI analysis focuses on the duration and amount a security is below book value and assesses a calculation for both a credit loss and a non credit loss for each measured security considering the security’s type, performance, underlying collateral, and any current or potential debt rating changes.  The OTTI calculation for credit loss is reflected in the income statement while the non credit loss is reflected in other comprehensive income.

The Company holds Freddie Mac (“FHLMC”) preferred stock, and OTTI was recorded in the amount of the investment after the U.S. Government placed the company into conservatorship in September 2008.  The preferred stock has been reduced to a nominal book value for tracking purposes.  The investment is currently valued at $171,000. During the twelve months ended December 30, 2008 the Company recognized a write-down of $1.5 million through non-interest income representing other-than-temporary impairment on the investment.

The Company holds a single issue trust preferred security issued by Royal Bank of Scotland (“RBS”).  The security suspended payments under the EU agreement for 24 months beginning April 1, 2011.  The Company valued the security by projecting estimated cash flows using the Moody’s Ba2 marginal default rate.  The difference in the present value and the carrying value of the security was the OTTI credit portion.  During the twelve months ended December 31, 2011 the Company recognized a write-down of $43,000 through non-interest income representing OTTI on the security.  At March 31, 2013, the book value of the security was recorded at $207,000 which agrees to the present value of the security and therefore no OTTI was recorded in 2013 and 2012.  At March 31, 2013, the fair value of the security was $213,000 with $6,000 of an unrealized gain recorded in other comprehensive income.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES (Continued)

The following table presents more detail on selective Company security holdings as of March 31, 2013.  These details are listed separately due to the inherent level of risk for OTTI on these securities.

		Current Credit	Book	Fair	Unrealized	Present Value Discounted
Description	Cusip#	Rating	Value	Value	Loss	Cash Flow

Marketable equity securities
FHLMC Preferred Stock	313400657	Ca	$-	$171	$-	$171

Trust preferred securities
RBS Capital Fund	74928K208	B3	207	213	-	213

The following table presents a roll-forward of the cumulative amount of credit losses on the Company’s investment securities that have been recognized through earnings.

	March 31, 2013	December 31, 2012
Beginning balance of credit losses	$1,543	$1,543
Other-than-temporary impairment credit losses	-	-

Ending balance of cumulative credit losses recognized in earnings	$1,543	$1,543

Restricted Equity Securities

The investment in the common stock of the Federal Home Loan Bank of Atlanta is accounted for by the cost method, which also represents par value, and is made for long-term business affiliation reasons.  In addition, this investment is subject to restrictions relating to sale, transfer or other disposition.  Dividends are recognized in income when declared.  The carrying value of this investment at March 31, 2013 and December 31, 2012 was $6.0 million and $4.3 million, respectively.   The estimated fair value of this investment is $6.0 million as of March 31, 2013, and therefore is not considered impaired.

Other equity securities represent an investment in the common stock of the Chattahoochee Bank of Georgia (“Chattahoochee”), a de novo bank in Gainesville, Georgia.  The Company accounts for this investment by the cost method.  This investment represents approximately 4.9% of the outstanding shares of Chattahoochee.  Since its initial capital raise, Chattahoochee has not had any stock transactions, and therefore, no fair market value is readily available.  The carrying value of this investment at March 31, 2013 and December 31, 2012 was $1.0 million.  The Company plans to hold this investment for the foreseeable future, and did not consider it impaired as of March 31, 2013.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS)

The composition of loans is summarized as follows:

	March 31,	December 31,
	2013	2012
Commercial real estate:
Nonresidential	$225,946	$212,570
Multifamily	24,280	21,293
Farmland	20,749	20,141
Total commercial real estate loans	270,975	254,004

Construction and land	37,659	33,340

Residential real estate:
Mortgage loans, 1-4 families	166,312	161,883
Home equity	25,842	27,345
Total Residential real estate loans	192,154	189,228

Consumer and other:
Indirect auto loans	944	1,304
Direct auto loans	6,876	6,801
Other	12,111	17,393
Total consumer loans	19,931	25,498

Commercial and industrial loans	83,015	83,659

	603,734	585,729
Loans acquired through FDIC-assisted acquisitions
Non-Covered	83,317	11,850
Covered	65,815	72,425
Total loans	149,132	670,004

Total allowance for loan losses	(9,105)	(9,061)
Loans, net	$743,761	$660,943

Commercial Real Estate
Commercial real estate lending includes real estate loans secured primarily by multifamily dwellings, retail establishments, hotels, motels, warehouses, small office buildings, farmland, and other nonresidential properties located in our market areas.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Activity in the allowance for loan losses and recorded investment in loans by segment:

	Commercial Real Estate	Residential Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)
Balance, January 1, 2013	$2,744	$3,251	$978	$1,724	$364	$9,061
Add (deduct):
Charge-offs	(70)	(165)	-	(177)	(39)	(451)
Recoveries	-	18	-	1	26	45
Provision for loan losses	79	(12)	58	285	40	450
Balance, March 31, 2013	$2,753	$3,092	$1,036	$1,833	$391	$9,105

Allowance:
Ending balance: specific	$696	$990	$304	$314	$130	$2,434
Ending balance: collective	$2,057	$2,102	$732	$1,519	$261	$6,671

Loans:
Ending balance: individually evaluated for impairment	$5,498	$4,326	$3,855	$944	$124	$14,747
Ending balance: collectively evaluated for impairment	$265,477	$187,828	$33,804	$82,071	$19,807	$588,987

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Activity in the allowance for loan losses and recorded investment in loans by segment:

	Commercial Real Estate	Residential Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)

Balance, January 1, 2012	$1,878	$2,440	$1,270	$1,551	$355	$7,494
Add (deduct):
Charge-offs	(166)	(498)	(81)	(208)	(188)	(1,141)
Recoveries	-	75	1	35	97	208
Provision for loan losses	1,032	1,234	(212)	346	100	2,500
Balance, December 31, 2012	$2,744	$3,251	$978	$1,724	$364	$9,061

Allowance:
Ending balance: specific	$429	$1,294	$304	$206	$68	$2,301
Ending balance: collective	$2,315	$1,957	$674	$1,518	$296	$6,760

Loans:
Ending balance: individually evaluated for impairment	$4,938	$4,596	$3,881	$1,149	$120	$14,684
Ending balance: collectively evaluated for impairment	$249,066	$184,632	$29,459	$82,510	$25,378	$571,045

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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Impaired loans by class are presented below for 2013:

					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	YTD 2013
	(dollars in thousands)
Loans with no related allowance recorded
Commercial real estate:
Nonresidential	$-	$-	$-	$-	$-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	3,417	3,417	-	4,305	-
Residential real estate:
Mortgage loans, 1-4 families	539	563	-	401	-
Home equity	-	-	-	-	-
Consumer and other:
Indirect auto loans	-	-	-	-	-
Direct auto loans	-	-	-	-	-
Other	-	-	-	-	-
Commercial and industrial loans	14	15	-	16	-

Loans with related allowance recorded
Commercial real estate:
Nonresidential	$5,498	$5,652	$696	$5,537	$-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	438	504	304	462	-
Residential real estate:
Mortgage loans, 1-4 families	3,702	4,066	907	4,129	-
Home equity	85	89	83	93	-
Consumer and other:
Indirect auto loans	18	24	-	24	-
Direct auto loans	32	45	21	39	-
Other	74	106	109	98	-
Commercial and industrial loans	930	968	314	908	-

Total
Commercial real estate	$5,498	$5,652	$696	$5,537	$-
Construction and land	3,855	3,921	304	4,767	-
Residential real estate	4,326	4,718	990	4,623	-
Consumer and other	124	175	130	161	-
Commercial and industrial loans	944	983	314	924	-
Total	$14,747	$15,449	$2,434	$16,012	$-

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Impaired loans by class are presented below for 2012:

					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	YTD 2012
	(dollars in thousands)
Loans with no related allowance recorded
Commercial real estate:
Nonresidential	$-	$-	$-	$-	$-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	3,443	3,469	-	4,606	134
Residential real estate:
Mortgage loans, 1-4 families	535	553	-	324	19
Home equity	-	-	-	-	-
Consumer and other:
Indirect auto loans	-	-	-	-	-
Direct auto loans	-	-	-	-	-
Other	-	-	-	-	-
Commercial and industrial loans	877	878	-	769	11

Loans with related allowance recorded
Commercial real estate:
Nonresidential	$4,938	$5,195	$429	$4,975	$101
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	438	504	304	472	-
Residential real estate:
Mortgage loans, 1-4 families	3,782	4,061	1,054	4,414	52
Home equity	279	321	240	290	8
Consumer and other:
Indirect auto loans	30	43	-	35	1
Direct auto loans	23	36	16	28	0
Other	67	77	52	75	4
Commercial and industrial loans	272	278	206	282	13

Total
Commercial real estate	$4,938	$5,195	$429	$4,975	$101
Construction and land	3,881	3,973	304	5,078	134
Residential real estate	4,596	4,935	1,294	5,028	60
Consumer and other	120	156	68	138	5
Commercial and industrial loans	1,149	1,156	206	1,051	24
Total	$14,684	$15,415	$2,301	$16,270	$324

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Below is an analysis of the age of recorded investment in loans that are past due as of March 31, 2013.

	30-59	60-89	Greater	Total
	Days	Days	Than	Past		Total
	Past Due	Past Due	90 Days	Due	Current	Loans
	(dollars in thousands)
Commercial real estate:
Nonresidential	$542	$-	$5,498	$6,040	$219,906	$225,946
Multifamily	-	-	-	-	24,280	24,280
Farmland	-	-	-	-	20,749	20,749
Total commercial real estate loans	542	-	5,498	6,040	264,935	270,975

Construction and land	-	216	1,838	2,054	35,605	37,659

Residential real estate:
Mortgage loans, 1-4 families	349	-	4,235	4,584	161,728	166,312
Home equity	-	-	85	85	25,757	25,842
Total residential real estate loans	349	-	4,320	4,669	187,485	192,154

Consumer and other:
Indirect auto loans	5	-	18	23	921	944
Direct auto loans	2	-	32	34	6,842	6,876
Other	13	2	72	87	12,024	12,111
Total consumer and other loans	20	2	122	144	19,787	19,931

Commercial and industrial loans	187	-	945	1,132	81,883	83,015
Total	$1,098	$218	$12,723	$14,039	$589,695	$603,734

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Below is an analysis of the age of recorded investment in loans that are past due as of December 31, 2012.

	30-59	60-89	Greater	Total
	Days	Days	Than	Past		Total
	Past Due	Past Due	90 Days	Due	Current	Loans
	(dollars in thousands)
Commercial real estate:
Nonresidential	$-	$744	$4,938	$5,682	$206,888	$212,570
Multifamily	-	-	-	-	21,293	21,293
Farmland	-	-	-	-	20,141	20,141
Total commercial real estate loans	-	744	4,938	5,682	248,322	254,004

Construction and land	-	-	3,881	3,881	29,459	33,340

Residential real estate:
Mortgage loans, 1-4 families	1,233	-	4,475	5,708	156,175	161,883
Home equity	50	-	114	164	27,181	27,345
Total residential real estate loans	1,283	-	4,589	5,872	183,356	189,228

Consumer and other:
Indirect auto loans	5	5	30	40	1,264	1,304
Direct auto loans	2	6	23	31	6,770	6,801
Other	72	-	67	139	17,254	17,393
Total consumer and other loans	79	11	120	210	25,288	25,498

Commercial and industrial loans	14	-	1,149	1,164	82,495	83,659
Total	$1,376	$755	$14,677	$16,809	$568,920	$585,729

There were no accruing loans that were greater than 90 days past due at March 31, 2013 and December 31, 2012.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

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

At March 31, 2013, the Company had troubled debt restructurings totaling $6.6 million, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.  Included in nonaccruing loans at March 31, 2013, are troubled debt restructurings of $4.6 million.  In addition, at that date the Company had troubled debt restructurings totaling $2.0 million that were performing in accordance with their modified terms and are not included in nonaccruing loans.

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

Troubled Debt Restructurings for the periods ended:

	As of March 31, 2013
		Recorded
	Number	Investment
	of Modifications	Prior to Modifications	Recorded Investment

Commercial real estate	2	$852	$814
Residential real estate	5	7,268	2,370
Construction and land	2	3,574	3,417
Commercial and industrial loans	1	17	14
Consumer and other	-	-	-
Total	10	$11,711	$6,615

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

	December 31, 2012
		Recorded
	Number	Investment
	of Modifications	Prior to Modifications	Recorded Investment
	(dollars in thousands)

Commercial real estate	3	$1,071	$997
Residential real estate	5	7,268	2,409
Construction and land	1	3,574	3,443
Commercial and industrial loans	1	17	14
Consumer and other	-	-	-
Total	10	$11,930	$6,863

Troubled Debt Restructuring Modifications that Subsequently Defaulted for the periods ended:

	As of March 31, 2013
	Number
	of	Recorded
	Modifications	Investment

Commercial real estate	2	$814
Residential real estate	4	2,365
Construction and land	1	1,400
Commercial and industrial loans	1	14
Consumer and other	-	-
Total	8	$4,593

	December 31, 2012
	Number
	of	Recorded
	Modifications	Investment
	(dollars in thousands)
Commercial real estate	3	$997
Residential real estate	4	2,402
Construction and land	1	3,443
Commercial and industrial loans	1	14
Consumer and other	-	-
Total	9	$6,856

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

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

The Company analyzes the non-FDIC-acquired loan portfolios through the use of pools of homogenous loan types and through a specific quarterly review of larger problem loans. It is expected that a certain percentage of loans will move through the asset quality grades from pass, to classified and ultimately loss.  The Company evaluates the non-FDIC loan portfolio through review of four loan pool categories.

1.	Pass credits with risk ratings 1-5
2.	Special mention with risk ratings 6-7
3.	Substandard with risk rating 8 and still accruing
4.	Impaired loans 9-11 – Nonaccrual and troubled debt restructurings

Asset quality grades are described in detail subsequently.

The allowance consists of two components:

1.
A general amount – The Company analyzes the historical migration of loans through each risk rating category and analyzes the history of losses as it relates to the various loan types and collateral types in order to evaluate and estimate the volume, magnitude and direction of these events. These risk factors and other factors are applied to our review of the Pass credits with risk ratings 1-5 pool and other assets specially mentioned with risk rating 6-7 pool. These factors are also applied to the substandard pool; however, in addition to reviewing the pool, a select group of individual loans are reviewed.  The results of the individual review are factored in with the historical loss analysis and applied to the pool.

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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

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

A summary of the asset grading system is as follows:

Risk Rating	Numerical Rating	Description	Regulatory Classification
Pass	1	Exceptional/Highest Quality	N/A
Pass	2	Excellent/High Quality	N/A
Pass	3	Strong/Above Average	N/A
Pass	4	Good/Average	N/A
Pass	5	Acceptable with more than average risk	N/A
Special Mention	6	Special Mention Loans	Criticized
Special Mention - Elevated risk	7	Special Mention Loans with added risk exposure	Criticized
Substandard	8	Substandard/Inadequately Protected	Classified
Impaired Loans	9	Nonaccrual Loans	Classified
Doubtful	10	Doubtful	Classified
Loss	11	Loss	Classified

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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

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

 Special Mention Elevated Risk 7-Special Mention Loans with added risk exposure – Loans in this category have one or more potential weaknesses discussed in asset quality grade 6, but the borrower is still cooperative, satisfactory repayment plans are in place, and file documentation reflects the ability of the borrower to repay the debt as currently structured

Substandard 8-Substandard/Inadequately Protected – Loans in this category are inadequately protected by the current sound net worth and repayment capacity of the borrower or of the collateral pledged, if any.  Credit analysis has proven well-defined weaknesses in debt service coverage, net worth and/or poor loan structure.  There is a distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  A reserve allocation of the estimated amount of loss or collateral shortfall has been made to the ALLL.  These loans are considered to be impaired loans and the chance of a loss is reasonably probable.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Impaired Loans 9-Nonaccrual Loans – Loans in this category are impaired with a loss potential of either principal or interest that is probable or likely to occur.  Once a loan enters this category, the estimated loss will be charged off.

Doubtful 10-Doubtful - Loans in this category have all of the weaknesses inherent in those classified as Substandard, with the additional characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable.  This assessment should be made on current facts, conditions and values.  The probability of some loss is extremely high, but because of certain important and reasonably specific pending factors (i.e., merger/liquidation, capital injection, refinancing plans, and/or perfection of liens), the amount of loss cannot yet be determined, but may total 50% of the outstanding balance.  Determination of the pending factors should generally be resolved within six months and the asset partially, or fully, charged-off or moved to substandard.  All doubtful assets must be placed on nonaccrual.  A reserve allocation or charge off of at least 50% is normally recommended for such loans.

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

Credit quality indicators for loans by class are presented below for March 31, 2013 and December 31, 2012.

	As of March 31, 2013
				Construction
	Non-			and
	Residential	Multifamily	Farmland	Land
	(dollars in thousands)
Commercial Real Estate Credit Exposure
Pass 1	$-	$-	$-	$-
Pass 2	-	-	-	66
Pass 3	64,699	3,150	7,147	9,626
Pass 4	145,215	19,396	13,092	17,436
Pass 5	8,438	40	361	6,552
Special Mention 6	895	-	-	-
Special Mention Elevated 7	-	1,694	78	124
Substandard 8	1,201	-	71	2,017
Impaired Loans 9	5,498	-	-	1,838
Doubtful 10	-	-	-	-
Loss 11	-	-	-	-
Total	$225,946	$24,280	$20,749	$37,659

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

	As of December 31, 2012
				Construction
	Non-			and
	Residential	Multifamily	Farmland	Land
	(dollars in thousands)
Commercial Real Estate Credit Exposure
Pass 1	$-	$-	$-	$-
Pass 2	-	-	-	68
Pass 3	63,944	3,820	6,459	7,202
Pass 4	135,189	15,214	12,258	16,732
Pass 5	4,711	41	1,275	5,332
Special Mention 6	907	-	-	-
Special Mention Elevated 7	-	1,707	-	-
Substandard 8	2,881	511	149	125
Impaired Loans 9	4,938	-	-	3,881
Doubtful 10	-	-	-	-
Loss 11	-	-	-	-
Total	$212,570	$21,293	$20,141	$33,340

As of March 31, 2013
Commercial and Industrial
(dollars in thousands)
Commercial and Industrial Credit Exposure
Pass 1	$1,535
Pass 2	296
Pass 3	25,506
Pass 4	50,280
Pass 5	4,054
Special Mention 6	77
Special Mention Elevated 7	38
Substandard 8	284
Impaired Loans 9	945
Doubtful 10	-
Loss 11	-
Total	$83,015

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

As of December 31, 2012
Commercial and Industrial
(dollars in thousands)
Commercial and Industrial Credit Exposure
Pass 1	$1,194
Pass 2	366
Pass 3	29,447
Pass 4	46,916
Pass 5	3,781
Special Mention 6	86
Special Mention Elevated 7	6
Substandard 8	713
Impaired Loans 9	1,150
Doubtful 10	-
Loss 11	-
Total	$83,659

	As of March 31, 2013
	Mortgage	Home Equity
	(dollars in thousands)
Residential Real Estate Credit Exposure
Pass 1-5	$159,046	$25,605
Special Mention 6	289	-
Special Mention Elevated 7	161	-
Substandard 8	2,581	152
Impaired Loans 9	4,235	85
Doubtful 10	-	-
Loss 11	-	-
Total	$166,312	$25,842

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

	As of December 31, 2012
	Mortgage	Home Equity
	(dollars in thousands)
Residential Real Estate Credit Exposure
Pass 1-5	$154,067	$26,922
Special Mention 6	357	-
Special Mention Elevated 7	-	-
Substandard 8	3,202	144
Impaired Loans 9	4,257	279
Doubtful 10	-	-
Loss 11	-	-
Total	$161,883	$27,345

	As of March 31, 2013
	Indirect	Direct
	Auto	Auto	Other
	(dollars in thousands)
Consumer and Other Credit Exposure
Pass 1-5	$908	$6,844	$11,997
Special Mention 6	-	-	-
Special Mention Elevated 7	-	-	1
Substandard 8	18	-	41
Impaired Loans 9	18	32	72
Doubtful 10	-	-	-
Loss 11	-	-	-
Total	$944	$6,876	$12,111

	As of December 31, 2012
	Indirect	Direct
	Auto	Auto	Other
	(dollars in thousands)
Consumer and Other Credit Exposure
Pass 1-5	$1,252	$6,778	$17,280
Special Mention 6	-	-	-
Special Mention Elevated 7	-	-	1
Substandard 8	22	-	45
Impaired Loans 9	30	23	67
Doubtful 10	-	-	-
Loss 11	-	-	-
Total	$1,304	$6,801	$17,393

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.	FDIC-ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company elected to account for loans acquired in the Tattnall Bank, Citizens Bank of Effingham (“Citizens”), First Southern National Bank (“First Southern”) and Frontier Bank (“Frontier”) acquisitions under ASC 310–30.  ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable.  ASC 310 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement. Loans with specific evidence of deterioration in credit quality were accounted for under ASC 310.  In addition, the Company determined it would not be able to collect all the contractually required principal and interest payments on other loans in the portfolio which did not have specific evidence of credit quality due to multiple factors, including the deterioration of the economy since origination of these loans, the decline in real estate values in the market areas of the loans, and the poor underwriting standards under which these loans were originated.  These loans are accounted for by analogy to ASC 310. The following tables detail the fair value of loans covered and not covered under loss share agreements accounted under ASC 310-30.

	March 31,	December 31,
	2013	2012
Loans not covered by loss -sharing agreements:	(dollars in thousands)
Commercial real estate	$30,851	$6,359
Residential real estate	34,938	2,110
Construction and land	7,756	494
Commercial and industrial	5,125	1,574
Consumer and other	4,647	1,313
	83,317	11,850

	March 31,	December 31,
	2013	2012
Loans covered by loss-sharing agreements:	(dollars in thousands)
Commercial real estate	$18,849	$21,820
Residential real estate	30,735	32,846
Construction and land	13,370	14,248
Commercial and industrial	2,216	2,670
Consumer and other	645	841
	65,815	72,425

The Bank entered into loss-sharing agreements as part of the acquisitions of Citizens and First Southern.  The covered loans above are covered pursuant to the FDIC loss-share agreements.  Those agreements provide for the FDIC to reimburse the Company for 80% of covered losses associated with these loans, pursuant to the terms of the agreements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.	FDIC-ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table represents the loans receivable as of March 31, 2013 and reflects reclassifications from the balances reported at December 31, 2012:

	Acquired Loans Without Specific Evidence of Deterioration in Credit Quality	Acquired Loans With Specific Evidence of Deterioration in Credit Quality	Total Loans Acquired
	(dollars in thousands)
Contractually required principal and interest	$222,870	$40,357	$263,227
Non-accretable difference	(36,899)	(22,545)	(59,444)
Cash flows expected to be collected	185,971	17,812	203,783
Accretable yield	(52,078)	(2,573)	(54,651)
Basis in acquired loans	$133,893	$15,239	$149,132

The following table is a summary of changes in the accretable yields of acquired loans since December 31, 2011 and reflect refinements to the Company's initial estimate:

(dollars in thousands)	Accretable Yield

Balance at December 31, 2011	$31,096
Additions	-
Reclassification from non-accretable difference	22,349
Accretion included in interest income	(23,251)
Adjustments to estimates of expected cash flows	(1,312)
Balance at December 31, 2012	$28,882
Additions	22,707
Reclassification from non-accretable difference	6,308
Accretion included in interest income	(6,531)
Adjustments to estimates of expected cash flows	3,285
Balance at March 31, 2013	$54,651

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.	FDIC-ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following is a summary of the allowance for loan losses for the FDIC-acquired loans for 2013:

	Commercial Real Estate	Residential Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)
	-	-
Balance, January 1, 2013	$-	$-	$-	$-	$-	$-
Add (deduct):
Charge-offs	-	(1)	-	(34)	-	(35)
Recoveries	-	-	-	-	-	-
Provision for loan losses - noncovered	-	-	-	-	-	-
Provision for loan losses - covered	-	1	-	34	-	(35)
Balance, March 31, 2013	$-	$-	$-	$-	$-	$-

Allowance:
Ending balance: specific	$-	$-	$-	$-	$-	$-
Ending balance: collective	$-	$-	$-	$-	$-	$-

Loans:
Ending balance: individually evaluated for impairment	$15,774	$6,267	$9,011	$444	$1,914	$33,410
Ending balance: collectively evaluated for impairment	$33,926	$59,406	$12,115	$6,897	$3,378	$115,722

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.	FDIC-ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following is a summary of the allowance for loan losses for the FDIC-acquired loans for 2012:

	Commercial Real Estate	Residential Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)
	-	-
Balance, January 1, 2012	$-	$-	$-	$-	$-	$-
Add (deduct):
Charge-offs	(1,114)	(951)	(907)	(433)	(26)	(3,431)
Recoveries	-	-	-	-	-	-
Provision for loan losses - noncovered	-	-	-	-	12	12
Provision for loan losses - covered	1,114	951	907	433	14	3,419
Balance, December 31, 2012	$-	$-	$-	$-	$-	$-

Allowance:
Ending balance: specific	$-	$-	$-	$-	$-	$-
Ending balance: collective	$-	$-	$-	$-	$-	$-

Loans:
Ending balance: individually evaluated for impairment	$8,149	$3,562	$6,573	$153	$46	$18,483
Ending balance: collectively evaluated for impairment	$20,030	$31,394	$8,169	$4,091	$2,108	$65,792

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

The FDIC receivable for loss share agreements is measured separately from the related covered assets because it is not contractually embedded in the assets and is not transferable if the Company sells the assets. The Company reviews and updates the fair value of the FDIC receivable at each reporting date in conjunction with the re-estimation of cash flows. Increases in expected cash flows on covered FDIC-acquired loans impact the FDIC loss share receivable by reducing the receivable over the shorter of the estimated life of the loan or the expected life of the indemnification asset.  Conversely, decreases in expected cash flows first impact accretable discounts to the extent available and then impact the allowance for loan losses while also increasing the FDIC loss share receivable.  The FDIC receivable fluctuates as loss estimates and expected cash flows related to covered loans and other real estate owned change.

The following tables provide changes in the loss-share receivable from the FDIC for the periods indicated.

For the period ended March 31, 2013:
(dollars in thousands)
Balance, December 31, 2012	$60,731
Decrease in expected losses on covered assets	(190)
Accretion included in noninterest income	(2,963)
Reimbursements from the FDIC	(5,566)
Balance, March 31, 2013	$52,012

For the year ended December 31, 2012:
(dollars in thousands)
Balance, December 31, 2011	$83,901
Decrease in expected losses on covered assets	(1,042)
Accretion included in noninterest income	(5,028)
Reimbursements from the FDIC	(17,100)
Balance, December 31, 2012	$60,731

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.	OTHER REAL ESTATE OWNED (OREO)

The following table provides a summary of information pertaining to OREO for periods ended March 31, 2013 and December 31, 2012.

	OREO	Covered OREO	Total
	(dollars in thousands)
Balance, December 31, 2012	$3,242	$9,467	$12,709
Acquired in Frontier acquisition	786	-	786
Additions	430	840	1,270
Sales	(61)	(804)	(865)
Writedowns	(6)	(43)	(49)
Balance, March 31, 2013	$4,391	$9,460	$13,851

	OREO	Covered OREO	Total
	(dollars in thousands)
Balance, December 31, 2011	$3,362	$10,047	$13,409
Additions	2,695	8,152	10,847
Sales	(2,366)	(7,969)	(10,335)
Writedowns	(449)	(763)	(1,212)
Balance, December 31, 2012	$3,242	$9,467	$12,709

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

The fair value hierarchy is based on the lowest level input that is significant to the fair value measurement of the asset and liability in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

On September 30, 2012, the Company made the election to record mortgage loans held for sale at fair value.   The following is a description of mortgage loans held for sale including the specific reasons for electing fair value and the strategies for managing these assets on a fair value basis.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.	FAIR VALUE MEASUREMENTS (Continued)

Mortgage Loans Held for Sale
The Company records mortgage loans held for sale at fair value in order to eliminate the complexities and inherent difficulties of achieving hedge accounting and to better align reported results with the underlying economic changes in value of the loans and related hedge instruments. This election impacts the timing and recognition of origination fees and costs, as well as servicing value, which are now recognized in earnings at the time of origination. Interest income on mortgage loans held for sale is recorded on an accrual basis in the consolidated statement of income under the heading “Interest income – loans, including fees.” The mark to market adjustments related to loans held for sale and the associated economic hedges are captured in mortgage banking activities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The primary financial instruments that the Company carries at fair value include investment securities, derivative instruments, and mortgage loans held for sale.

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

Mortgage loans held for sale:  The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics predominantly consisting of those conforming to government sponsored entity or agency standards. The fair value measurements consider observable data that may include market trade pricing from brokers and the mortgage-backed security markets.

The Company classifies interest rate lock commitments (“IRLCs”) on residential mortgage loans held for sale on a gross basis within other liabilities or other assets. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. Projected “pull-through” rates are determined quarterly by the Mortgage Division, using the Company’s historical data and the current interest rate environment to reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. The loan servicing value is also included in the fair value of IRLCs.

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

The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held for sale are sold within a few weeks of origination, it is unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value during the three months ended March 31, 2013 and twelve month periods ended December 31, 2012.

The following tables present financial assets measured at fair value at March 31, 2013 and December 31, 2012, on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected.  The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the mortgage loans held for sale and interest rate lock commitments referenced in the following tables.

	Recurring Fair Value Measurements at March 31, 2013
	Total Carrying Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets
Available for sale investment securities:
U.S. Government sponsored agencies (GSEs)	$40,425	$-	$40,425	$-
State and municipal securities	47,981	-	47,981	-
Corporate debt securities	870	-	870	-
GSE residential mortgage-backed securities	177,647	-	177,647	-
Equity securities	384	177	207	-
Total available for sale investment securities	267,307	177	267,130	-
Mortgage loans held for sale	18,905	-	18,905	-
Other assets(1)	469	-	469	-
Total assets at fair value	$286,681	$177	$286,504	$-

Liabilities
Interest rate swap – cash flow hedge	$1,663	$-	$1,663	$-
Total liabilities at fair value	$1,663	$-	$1,663	$-

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.	FAIR VALUE MEASUREMENTS (Continued)

	Recurring Fair Value Measurements at December 31, 2012
	Total Carrying Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets
Available for sale investment securities:
U.S. Government sponsored agencies (GSEs)	$21,019	$-	$21,019	$-
State and municipal securities	41,573	-	41,573	-
Corporate debt securities	1,020	-	1,020	-
GSE residential mortgage-backed securities	157,497	-	157,497	-
Equity securities	297	93	204	-
Total available for sale investment securities	221,406	93	221,313	-
Mortgage loans held for sale	15,608	-	15,608	-
Other assets(1)	287	-	-	287
Total assets at fair value	$237,301	$93	$236,921	$287

Liabilities
Interest rate swap – cash flow hedge	$2,158	$-	$2,158	$-
Total liabilities at fair value	$2,158	$-	$2,158	$-

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.	FAIR VALUE MEASUREMENTS (Continued)

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the three months ended March 31, 2013 and the year ended December 31, 2012.  There were no transfers into or out of Level 3. There were no transfers between Level 1, and Level 2 during these periods.

The three months ended March 31, 2013:	Other Assets(1)
(dollars in thousands)
Beginning Balance December 31, 2012	$287
Total gains (losses) included in earnings:(2)
Issuances	619
Settlements and closed loans	(437)
Expirations	-
Total gains (losses) included in other comprehensive income	-
Ending Balance March 31, 2013(3)	$469

The year ended December 31, 2012:	Other Assets(1)
(dollars in thousands)
Beginning Balance December 31, 2011	$-
Total gains (losses) included in earnings:(2)
Issuances	437
Settlements and closed loans	(150)
Expirations	-
Total gains (losses) included in other comprehensive income	-
Ending Balance December 31, 2012(3)	$287

(1)	Includes mortgage related IRLCs and derivative financial instruments entered into to hedge interest rate risk.
(2)	Amounts included in earnings are recorded in mortgage banking activities.
(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

A significant unobservable input utilized in the determination of fair value of other assets was a pull through rate, which was 70% as of March 31, 2013. A pull through rate is management’s assumption as to the percentage of loans in the pipeline that will close and eventually fund. It is based on the Company’s historical fall-out activity. Significant increases in this input in isolation would result in a significantly higher fair value measurement and significant decreases would result in a significantly lower fair value measurement. In addition, IRLCs’ fair value includes mortgage servicing rights that do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.	FAIR VALUE MEASUREMENTS (Continued)

	For Items Measured at Fair Value Pursuant to Election of the Fair Value Option: Fair Value Gain related to Mortgage Banking Activities
	Three Months Ended
	March 31, 2013	March 31, 2012
	(dollars in thousands)
Mortgage loans held for sale	$841	$-

The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale including escrow for which the fair value option (“FVO”) has been elected as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Aggregate Fair Value	Aggregate Unpaid Principal Balance with Escrow Under FVO	Fair Value Over Unpaid Principal

Loans held for sale	$18,905	$18,533	$372

	December 31, 2012
	Aggregate Fair Value	Aggregate Unpaid Principal Balance with Escrow Under FVO	Fair Value Over Unpaid Principal

Loans held for sale	$15,608	$15,277	$331

Assets Measured at Fair Value on a Nonrecurring Basis

Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair market value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying consolidated balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

The following table summarizes financial assets measured at fair value on a nonrecurring basis:

	Non Recurring Fair Value Measurements at March 31, 2013
	Total Carrying Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets
Impaired Loans(1)	$14,747	$-	$-	$14,747
OREO	4,391	-	-	4,391
Covered OREO	9,460	-	-	9,460
Total	$28,598	$-	$-	$28,598

	Non Recurring Fair Value Measurements at December 31, 2012
	Total Carrying Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets
Impaired Loans(1)	$14,684	$-	$-	$14,684
OREO	3,242	-	-	3,242
Covered OREO	9,467	-	-	9,467
Total	$27,393	$-	$-	$27,393

(1) Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses. Fair values are determined using independent third party valuations and borrower records, discounted as appropriate (Level 3).

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.	FAIR VALUE MEASUREMENTS (Continued)

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

Quantitative Information about Level 3 Fair Value Measurements:

(dollars in thousands)	Fair Value at March 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$14,747	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (70%)
OREO	4,391	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 90% (75%)
Covered OREO	9,460	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 90% (67%)

(1)	Fair value is generally based on appraisals of the underlying collateral.

(2)
Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments such as historical loss experience on the type of collateral.

Assets and Liabilities Not Measured at Fair Value on a Recurring or Nonrecurring Basis

The following is a description of the valuation methodologies used for instruments not measured at fair value on a recurring or non-recurring basis and recognized in the accompanying consolidated balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

	Carrying	Fair Value Measurements at March 31, 2013
	Value	Total Fair Value	Level 1	Level 2	Level 3
		(dollars in thousands)
Assets
Cash and short-term investments	$190,284	$190,284	$190,284	$-	$-
Other investments	7,002	7,002	-	-	7,002
Loans,excluding covered loans	687,051	698,465	-	-	698,465
Covered loans	65,815	65,815	-	-	65,815
FDIC loss-share receivable	52,012	52,012		-	52,012
Total assets at fair value	$1,002,164	$1,013,578	$190,284	$-	$823,294

Liabilities
Deposits	$1,095,559	$1,072,964	$-	$-	$1,072,964
Federal funds purchased and securities sold under repurchase agreements	34,251	35,588	-	-	35,588
Other borrowings	102,210	100,786	-	-	100,786
Total liabilities at fair value	$1,232,020	$1,209,338	$-	$-	$1,209,338

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.	FAIR VALUE MEASUREMENTS (Continued)

	Carrying	Fair Value Measurements at December 31, 2012
	Value	Total Fair Value	Level 1	Level 2	Level 3
		(dollars in thousands)
Assets
Cash and short-term investments	$43,692	$43,692	$43,692	$-	$-
Other investments	5,340	5,340	-	-	5,340
Loans,excluding covered loans	597,579	607,018	-	-	607,018
Covered loans	72,425	72,425	-	-	72,425
FDIC loss-share receivable	60,731	60,731		-	60,731
Total assets at fair value	$779,767	$789,206	$43,692	$-	$745,514

Liabilities
Deposits	$869,554	862,726	$-	$-	$862,726
Federal funds purchased and securities sold under repurchase agreements	33,219	32,812	-	-	32,812
Other borrowings	60,000	63,985	-	-	63,985
Total liabilities at fair value	$962,773	$959,523	$-	$-	$959,523

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

The Company recognized an after-tax unrealized loss on its cash flow hedge in other comprehensive income of $998,000 as of March 31, 2013.

The Company recognized a $1.7 million cash flow hedge liability in other liabilities on the balance sheet at March 31, 2013.  There was no ineffectiveness in the cash flow hedge during the three months ended March 31, 2013.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes.  As of March 31, 2013, the Company was required to provide collateral of $1.6 million for the derivative.  Also, the Company has a netting agreement with the counterparty.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Derivative Instruments – Mortgage Lending Activities

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale for which the fair value option has been elected. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing rights. Derivative instruments used include forward commitments, mandatory commitments and best effort commitments. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. A net gain of $182,000 was recorded for all related commitments as of March 31, 2013.

The Company’s risk management derivatives are based on underlying risks primarily related to interest rates and forward sales commitments. Forwards are contracts for the delayed delivery or net settlement of an underlying instrument, such as a mortgage loan, in which the seller agrees to deliver on a specified future date, either a specified instrument at a specified price or yield or the net cash equivalent of an underlying instrument. These hedges are used to preserve the Company’s position relative to future sales of loans to third parties in an effort to minimize the volatility of the expected gain on sale from changes in interest rate and the associated pricing changes, see Note 9 Fair Value for further information.

Credit and Market Risk Associated with Derivatives

Derivatives expose the Company to credit risk. If the counterparty fails to perform, the credit risk at that time would be equal to the net derivative asset position, if any, for that counterparty. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed periodically by the Company’s Risk Management area. The Company’s derivative positions were as follows:

	Contract Amount
	March 31, 2013	December 31, 2012
	(dollars in thousands)
Fannie Mae mortgage-backed securities Forward commitments	$23,500	$13,500
Mandatory loan sale commitments	-	-
Best efforts sale commitments	33,341	18,366
Total commitments	$56,841	$49,107

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.	SEGMENT INFORMATION

The Company’s operating segments include banking and mortgage banking.  The reportable segments are determined by the products and services offered, and internal reporting.  Segment performance is evaluated using net interest income and non-interest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows.

Three months ended March 31, 2013	Bank	Mortgage Banking	Holding Company	Totals

	(dollars in thousands)
Net interest income (expense)	$13,225	$408	$-	$13,244
Provision for loan losses	485	-	-	485
Noninterest income	3,622	1,793	6	5,810
Noninterest expense	10,398	2,206	186	12,790
Income tax expense (benefit)	1,921	(1)	(69)	1,851
Segment profit (loss)	4,043	$(4)	$(111)	$3,928

Segment assets at March 31, 2013	$1,338,071	$20,849	$11,630	$1,370,550

Three months ended March 31, 2012	Bank	Mortgage Banking	Holding Company	Totals

	(dollars in thousands)
Net interest income (expense)	$9,524	$200	$-	$9,724
Provision for loan losses	400	-	-	400
Noninterest income	2,526	257	-	2,783
Noninterest expense	10,213	384	204	10,801
Income tax expense (benefit)	389	24	(78)	335
Segment profit (loss)	1,048	$49	$(126)	$971

Segment assets at March 31, 2012	$997,298	$7,085	$23,797	$1,075,510

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.	ACQUISITION ACTIVITY

Frontier Bank

On March 8, 2013, HeritageBank of the South entered into a definitive whole-bank purchase and assumption agreement with the FDIC to acquire Frontier, a full-service bank based in LaGrange, Georgia.  The Georgia Department of Banking and Finance closed Frontier Bank and, by Order of the Georgia Superior Court, appointed the FDIC as Receiver.  The Bank acquired a majority of all assets, with the exception of certain loans and all the OREO as of the bid valuation date of December 19, 2012, and assumed substantially all of the liabilities of Frontier.

The agreement with the FDIC did not involve a loss-sharing agreement but did include an asset purchase discount of $34.8 million. The Bank also received a cash payment from the FDIC in the amount of $97.5 million.

The Company elected to account for loans acquired in the Frontier acquisition under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Topic 310-30 applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. Topic 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans that fall under its scope.

The fair values of the assets acquired and liabilities assumed in conjunction with the acquisition as of the closing date are detailed in the following table:

	Acquired	Fair Value and Other Adjustments		As Recorded by the Company
Assets	(dollars in thousands)
Cash and cash equivalents	$55,660	$97,519	(a)	$153,179
Securities available to sale	22,241	-		22,241
FHLB and other bank stock	1,897	-		1,897
Loans	98,041	(24,715)	(b)	73,326
Other real estate owned	1,620	(834)	(c)	786
Core deposit intangibles	-	625	(d)	625
Other assets	1,788	-		1,788
Total Assets	$181,247	$72,595		$253,842

Liabilities
Noninterest-bearing deposits	$23,683	$-		$23,683
Interest-bearing deposits	187,896	507	(e)	188,403
Other borrowings	32,068	5,210	(f)	37,278
Deferred tax liability	-	1,675	(g)	1,675
Other liabilities	289	-		289
Total Liabilities	$243,936	$7,392		$251,328
Liabilities assumed over assets acquired	$62,689
Aggregate fair value adjustments		$65,203
Gain on acquisition, net of tax				$2,514

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.	ACQUISITION ACTIVITY (continued)

Explanations

(a)	The adjustment represents the cash received from the FDIC to reflect the acquisition of excess liabilities assumed over assets acquired and the asset purchase discount.
(b)
The adjustment reflects fair value adjustments based on the evaluation of the acquired loan portfolio. The fair value adjustment includes adjustments for estimated credit losses, liquidity and servicing costs.

(c)	The adjustment represents the estimated credit losses in the acquired other real estate owned.
(d)
The adjustment represents the consideration paid for the value of the core deposit base assumed in the acquisition.  The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the average life of the deposit base, estimated to be ten years.

(e)
The adjustment is necessary because the weighted average interest rate of the CD's acquired exceeded the cost of similar funding at the time of acquisition.  The fair value adjustment will be amortized to reduce interest expense on a declining basis over the average life of the portfolio.

(f)
The adjustment is necessary because the weighted average interest rate of the other borrowings assumed exceeded the cost of similar funding at the time of acquisition.  The fair value adjustment will be amortized to reduce interest expense on a declining basis over the average life of the borrowings.

(g)	The amount respresents the deferred tax liability recorded as a result of the recorded gain on acquisition.

NOTE 13.	SUBSEQUENT EVENTS

Subsequent events and transactions that occurred after March 31, 2013 but prior to May 10, 2013, the date these financial statements were available to be issued, have been evaluated for potential recognition or disclosure in these financial statements.  There were no subsequent events that require disclosure in the financial statements.

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

General.  Heritage Financial Group, Inc. (“Heritage” or the “Company”) is a $1.4 billion bank holding company headquartered in Albany, Georgia.  The principal business of Heritage is operating its wholly owned subsidiary, HeritageBank of the South (“HeritageBank” or the “Bank”).  Heritage primarily conducts commercial banking, retail banking, mortgage banking and wealth management activities through its bank subsidiary.  As of March 31, 2013, HeritageBank operated in Georgia, Florida and Alabama through 29 full-service branch locations, 12 mortgage offices and 4 investment offices. HeritageBank provides credit based products, deposit accounts, corporate cash management, investment support and other services to commercial and retail clients.

Strategy.  Our business strategy is to operate a well-capitalized and profitable financial institution dedicated to serving the needs of our customers.  We offer a broad range of products and services while stressing personalized and efficient customer service and convenient access to these products and services.  We intend to continue to operate as a commercial and consumer lender.  We have structured operations around a branch system that is staffed with knowledgeable and well-trained employees.  Subject to capital requirements and our ability to grow in a reasonable and prudent manner, we may open or acquire additional branches as opportunities arise.  In addition to our branch system, we continue to expand electronic services for our customers.  We attempt to differentiate ourselves from our competitors by providing a higher level of customer service.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Expansion Efforts.  A key element of our business strategy is increasing our presence and growing the “Heritage” brand in the markets we currently serve and expanding our operations beyond our original Southwest Georgia market by entering new markets in other parts of Georgia, Florida, and Alabama that present attractive opportunities for expansion consistent with our capital availability.  This expansion of our market beyond southwest Georgia began in 2006, when we commenced operating a branch in Ocala, Florida.

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

In April 2012, we opened a commercial banking office in Macon, Georgia, and in June 2012, we completed the purchase of a single branch in Auburn, Alabama.  The Auburn, Alabama branch purchase resulted in the transfer of $11 million in loans and $19 million in deposits.  In August 2012, we hired a new management team to operate our mortgage division which is expected to lead significant growth in our mortgage business, particularly in the Atlanta, Georgia market.  In March 2013, we completed an FDIC-assisted whole-bank purchase of Frontier Bank, a nine branch full service bank based in LaGrange, Georgia with approximately $98.0 million in loans and $212.0 million in deposits.

Critical Accounting Policies

The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments.  The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates.  In addition to the commitments below, we had overdraft protection available in the amounts of $11.6 million at March 31, 2013.

	March 31, 2013
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(In thousands)
Contractual obligations:
Federal Home Loan Bank advances	$-	$20,073	$50,269	$31,868	$102,210
Fed funds purchased and securities sold under repurchase agreement	4,251	10,000	10,000	10,000	34,251
Operating leases (premises)	370	833	572	1,775	3,550
Total advances and operating leases	$4,621	$30,906	$60,841	$43,643	$140,011

Off-balance sheet loan commitments:
Undisbursed portions of loans closed	$-	$-	$-	$-	$-
Commitments to originate loans	60,752	-	-	-	60,752
Unused lines of credit	80,709	10,362	2,545	22,748	116,364
Total loan commitments	141,461	10,362	2,545	22,748	177,116
Total contractual obligations and loan commitments	$146,082	$41,268	$63,386	$66,391	$317,127

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

General.  Total assets increased by $273.0 million, or 24.9%, to $1.371 billion at March 31, 2013, from $1.098 billion at December 31, 2012.  Cash and due from banks increased $13.9 million, or 58.0%, to $37.9 million at March 31, 2013 from $24.0 million at December 31, 2012.  Total interest-earning assets increased $264.7 million, or 28.6%, to $1.191 billion at March 31, 2013, from $0.927 billion at December 31, 2012.  Loans increased $82.9 million, securities available for sale increased $45.9 million, interest-bearing deposits in banks increased $133.8 million, and loans held for sale increased $3.3 million, offset in part by a decrease in federal funds sold of $1.2 million.  At the same time, deposits increased $226.0 million, other borrowings increased $42.2 million, federal funds purchased and securities sold under repurchase agreements increased $1.0 million, and stockholders’ equity remained unchanged.  The growth in loans and deposits for the first quarter of 2013 was primarily driven by the Frontier FDIC-assisted acquisition.

Cash and Securities.  We significantly increased our liquidity position as a percentage of total assets as a result of the Frontier FDIC-assisted acquisition where the amount of deposits assumed significantly exceeded the amount of loans and other earning assets acquired.  Cash and securities (including bank deposits and federal funds sold) increased in the aggregate $192.5 million, or 72.6%, to $457.6 million, or 33.4% of total assets, at March 31, 2013, from $265.1 million, or 24.2% of total assets, at December 31, 2012.

At March 31, 2013, our securities portfolio consisted of $40.4 million in U.S. Government agency sponsored securities, $177.6 million U.S. government agency mortgage-backed securities, $48.0 million in state and municipal securities, and $1.3 million in corporate debt and equity securities.  These corporate debt and equity securities had a net unrealized loss based on fair value of $130,000.  We currently intend to hold these securities to maturity.  We believe it is probable that we will be able to collect the amounts due under the contractual terms of the securities portfolio.  Therefore we do not believe any securities experienced other than temporary impairment at March 31, 2013.  See Note 4 to the Condensed Notes to the Consolidated Financial Statements contained in this Form 10-Q for additional information.

We expect to lower our excess liquidity balance on a percent of total assets basis in cash, funds due from banks, federal funds sold, and securities throughout 2013.  We believe that utilizing some of our excess liquidity to increase our loan portfolio is a prudent strategy to maintain through 2013.

Loans.  Our loan portfolio increased $82.9 million, or 12.4%, to $752.9 million at March 31, 2013, from $670.0 million at December 31, 2012.

Overall, the change in the loan portfolio is consistent with our strategy to grow our loans through FDIC-assisted acquisitions and organically through our nonresidential, commercial and industrial, and residential lending. We continue to emphasize commercial lending as noted with the growth in nonresidential coupled with an emphasis on residential real estate lending for mortgage loans, 1-4 families.  Outside of FDIC-acquired loans, the only major loan categories that reported reductions were home equity residential real estate and commercial and industrial loans.

As a result of the Frontier acquisition, we added $73.3 million in non-covered loans at fair value, and we expanded our core loan portfolio by $18.0 million by adding new lending relationships from high-quality borrowers, in part offset by a decline in the FDIC-acquired loans of $8.4 million.  We also see more opportunities to take market share from the regional and community banks competing within our market footprint.  We continue to seek opportunities to grow our loan portfolio through organic growth, branch acquisitions, loan purchases, FDIC-assisted opportunities, and whole bank acquisitions.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 2013, we had approximately $18.9 million in loans held for sale, which are mortgage loans generated to be sold to investors, as compared to $15.6 million at the end of 2012.  The increase was driven by our continued focus on this line of business.  We typically hold these loans for less than ninety days and earn the stated rate on the note until they are purchased by the investor.  See Note 9 of the Condensed Notes to Consolidated Financial Statements contained in this Form 10-Q for additional information.

Delinquencies and Non-performing Assets. As of March 31, 2013, our total loans delinquent for 30 to 89 days was $1.3 million or 0.22% of total loans, excluding FDIC-acquired loans.  At March 31, 2013, our nonperforming assets, excluding FDIC-acquired, totaled $15.8 million, or 1.15% of total assets, compared to $17.3 million, or 1.58% of total assets at December 31, 2012. This $1.5 million, or 8.9%, decrease was primarily driven by the positive resolution of non-performing assets migrating back to performing status during the first quarter of 2013.

Our loan portfolio has included FDIC-acquired loans since December 2009, which are generally recorded at a deep discount from the contractual principal value and accounted for under ASC 310-30.  These loans acquired through FDIC-assisted acquisitions are excluded from the delinquent loan tables below because they are accounted for in a different manner.  See Note 6 of the Condensed Notes to Consolidated Financial Statements contained in this Form 10-Q for more information concerning our FDIC-acquired loans.    Included in non-accruing loans at March 31, 2013, are troubled debt restructurings of $4.6 million, which involve forgiving a portion of interest or principal on loans or making loans at a rate materially below market.

The table below sets forth the amounts and categories of non-performing assets in our loan portfolio, excluding loans and foreclosed assets acquired through FDIC-assisted acquisitions, at the dates indicated.

	March 31, 2013	December 31, 2012	Amount Change	Percent Change
	(Dollars in thousands)

Non-performing loans	$12,723	$14,677	$(1,954)	(13.3	) %
OREO	3,028	2,620	408	15.6
Total	$15,751	$17,297	$(1,546)	(8.9	) %

Non-performing loans, excluding FDIC-acquired, decreased to 2.11% of total loans, excluding FDIC-acquired, at March 31, 2013 from 2.51% at the end of 2012 primarily driven by the positive trends in our non-performing loans migrating back to performing status after six months of payment performance.  We are cautiously optimistic that the positive trend of non-performing loans, excluding FDIC-acquired, will continue to improve as a percentage of total loans, excluding FDIC-acquired, for 2013.

OREO, excluding assets acquired through FDIC-assisted acquisitions, increased from $2.6 million at December 31, 2012 to $3.0 million at March 31, 2013.  We continue to aggressively confront credit quality issues in our loan portfolio.  OREO experienced a slight increase driven by additions in excess of sales and write downs for the first quarter of 2013.  We believe the current value of each OREO asset represents our estimated disposition value less selling expenses based on current appraisals and market data, and all of these properties are being marketed actively for disposition.  As of March 31, 2013, we had gross proceeds on sales of OREO, excluding FDIC-acquired assets, of approximately $80,000 and recorded net gains of approximately $13,000 on those sales.  See Note 7 of the Condensed Notes to Consolidated Financial Statements contained in this Form 10-Q for more information.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our internally criticized (watch list) and classified assets, excluding FDIC-acquired loans, totaled $25.5 million at March 31, 2013, compared to $28.2 million at December 31, 2012.  This includes loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.  These balances include the aforementioned nonperforming loans, OREO, and repossessed assets.  These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

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

Allowance for Loan Losses.  Our allowance for loan losses at March 31, 2013 and December 31, 2012 was $9.1 million.   Excluding FDIC-acquired loans, the allowance for loan losses to total loans was 1.51% at March 31, 2013 and 1.55% at December 31, 2012.  This decrease reflects improving credit trends in our loan portfolio, and we are cautiously optimistic the improvement will continue into 2013.

The following table sets forth asset quality information, excluding FDIC-acquired loans for the periods indicated:

	Loans by Type as of
	March 31, 2013	December 31, 2012	March 31, 2012
	(dollars in thousands)
Non-FDIC-acquired loans:
Nonresidential	$225,946	$212,570	$150,492
Multifamily	24,280	21,293	18,577
Farmland	20,749	20,141	17,150
Construction and land	37,659	33,340	24,375
Mortgage loans, 1-4 families	166,312	161,883	132,172
Home equity	25,842	27,345	25,220
Consumer and other	19,931	25,498	21,935
Commercial and industrial	83,015	83,659	59,697
	603,734	585,729	449,618

Loans acquired through FDIC-assisted acquisitions:
Non-covered loans	83,317	11,850	17,384
Covered loans	65,815	72,425	95,493
	149,132	84,275	112,877
Total loans	$752,866	$670,004	$562,495

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Asset Quality Data
	(Excluding loans acquired through
	FDIC-Assisted acquisitions) as of
	March 31, 2013	December 31, 2012	March 31, 2012

	(dollars in thousands)
Allowance for loan losses to total loans	1.51%	1.55%	1.70%
Allowance for loan losses to average loans	1.53%	1.62%	1.35%
Allowance for loan losses to non-performing loans	71.56%	61.73%	71.42%

Accruing loans past due 30-89 days	$1,316	$2,131	$452

Nonaccrual loans	12,723	14,677	10,681
Loans - 90 days past due & still accruing	-	-	-
Total non-performing loans	12,723	14,677	10,681
OREO and repossessed assets	3,028	2,620	2,992
Total non-performing assets	$15,751	$17,297	$13,673

Non-performing loans to total loans	2.11%	2.51%	2.38%
Non-performing assets to total assets	1.15%	1.58%	1.27%
Net charge-offs QTD to average loans (annualized)	0.27%	0.19%	0.24%
Net charge-offs QTD	$406	$933	$265

For further information on the loan portfolio and allowance for loan losses, see Note 5 of the Condensed Notes to Consolidated Financial Statements contained in this Form 10-Q.

Premises and Equipment. Premises and equipment increased $509,000, or 1.5%, at March 31, 2013, primarily driven by our Valdosta, Georgia branch during the first quarter of 2013.

Intangible Assets, Goodwill and Other Assets.  Intangible assets and goodwill increased from $4.2 million at December 31, 2012 by $431,000 to $4.7 million at March 31, 2013, driven by the addition of the core deposit intangible from the Frontier acquisition of $625,000 offset by the amortization expense of $194,000 related to core deposit intangibles during the first quarter of 2013.

Cash surrender value of bank owned life insurance (“BOLI”) increased from $23.4 million at December 31, 2012 by $202,000 to $23.6 million at March 31, 2013, driven by the earnings of the BOLI policies for the quarter.  Other assets decreased $791,000 for the first quarter of 2013, primarily due to a reduction in deferred tax assets of $1.7 million offset in part by increases in our mortgage derivative of $182,000 and several other asset accounts related to the Frontier acquisition.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposits.  Total deposits increased $226.0 million, or 26.0%, to $1.096 billion at March 31, 2013 compared with $0.870 billion at December 31, 2012, primarily driven by the deposits acquired from the Frontier acquisition of $212.1 million, core deposit growth of $34.0 million and wholesale deposit growth of $23.8 million, which was offset in part by $24.5 million in planned time deposit runoff associated with Frontier internet and single service customers and $19.4 million in planned runoff of retail time deposits.

Borrowings and Other Liabilities.  The total amount of other borrowings increased $42.2 million from $60.0 million at December 31, 2012 to $102.2 million at March 31, 2013 driven by the FHLB borrowings we acquired from Frontier and recorded at fair value of $37.3 million.  We also took advantage of historic long-term rates and added a $5.0 million 10 year fixed rate FHLB advance.  The weighted average rate on these advances was 2.59% for the first quarter of 2013 compared to 3.61% for 2012.  Federal funds purchased increased by $1.1 million and securities sold under agreements to repurchase decreased by $84,000 for a net increase of $1.0 million, or 3.1%, as a result of an increase in our federal funds purchased from Chattahoochee Bank of Georgia.

Equity.  Total equity increased $6,000 to $120.7 million at March 31, 2013, compared with $120.6 million at December 31, 2012, primarily driven by net income of $3.9 million, stock-based compensation of $230,000, and the allocation of $186,000 in ESOP shares offset in part by the repurchase of common shares of $4.1 million and other comprehensive loss of $257,000.

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

	Three Months Ended March 31,
	2013				2012
	(Dollars in Thousands)

	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
Interest-Earning Assets:
Loans	$698,905		$13,875	8.05%	$564,935		$10,329	7.35%
Investment Securities	237,729		1,248	2.13	257,863		1,278	1.99
Other short-term investments	45,613		24	0.21	60,361		52	0.35
Total interest-earning assets	982,247		15,147	6.25	883,159		11,659	5.37
Non-interest earning assets	166,599				188,442
Total assets	1,148,846				1,071,601

Interest-Bearing Liabilities:
Interest checking, money market, savings	475,176		287	0.24%	492,791		439	0.36%
Time deposits	321,970		767	0.97	292,152		824	1.13
Total interest-bearing deposits	797,146		1,052	0.54	784,943		1,263	0.65
Federal Funds purchased and Securities sold under repurchase agreements	34,273		328	3.88	33,823		330	3.93
Other Borrowings	65,965		421	2.59	35,000		342	3.93
Total interest bearing liabilities	897,384		1,803	0.81	853,766		1,935	0.91

Non-interest bearing liabilities:
Demand deposits	119,059				85,139
Other liabilities	11,603				7,202
Total non-interest bearing liabilities	130,662				92,341
Total liabilities	1,028,046				946,107
Shareholder’s equity	120,800				125,494
Total liabilities and shareholder’s equity	1,148,846				1,071,601

Net interest income			$13,344				$9,724
Net interest rate spread				5.44%				4.46%
Net earning assets	$84,863				$29,393
Net interest margin				5.51%				4.49%

Average interest-earning assets to average
interest-bearing
Liabilities	1.09	x			1.03	x

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	Three Months Ended March 31,
	2013 vs. 2012
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$9,852	$(6,306)	$3,546
Investment Securities	(401)	371	(30)
Other short-term investments	(51)	23	(28)
Total interest-earning assets	$9,400	$(5,912)	$3,488

Interest-bearing liabilities:
Interest checking, money market, savings	$(63)	$(89)	$(152)
Time deposits	338	(397)	(59)
Federal Funds purchased and Securities sold under repurchase agreements	18	(20)	(2)
Other borrowings	1,217	(1,138)	79
Total interest bearing liabilities	$1,510	$(1,644)	$(134)

Net interest income			$3,622

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month Periods Ended March 31, 2013 and 2012

General.  During the quarter ended March 31, 2013, we recorded net income of $3.9 million, or $0.52 basic and diluted earnings per share, compared to a net income of $971,000, or $0.12 basic and diluted earnings per share, for the quarter ended March 31, 2012.  This $3.0 million improvement in operating results reflects increases in net interest income and noninterest income partially offset by an increase in  noninterest expense.

Interest Income.  Total interest income for the first quarter of 2013 increased $3.4 million, or 29.1%, to $15.0 million, compared to $11.7 million for the same quarter in 2012.  The increase was due to a $99.0 million, or 11.2%, increase in average interest-earning assets to $982.2 million for the first quarter of 2013 compared to $883.2 million for the same quarter in 2012 with the increase primarily driven by organic loan growth.  Also positively impacting interest income was the balance sheet structural shift from lower yielding short-term investments to higher yielding loans as a percentage of interest-earning assets.  Moreover, the yield on interest-earning assets improved by 88 basis points to 6.25% during the first quarter of 2013 as compared to 5.37% for the same quarter in 2012.

Interest income on loans for the first quarter of 2013 was $13.9 million compared to $10.3 million for the same quarter in 2012.  The $3.6 million increase in interest income on loans was primarily driven by the increase in yield compared to the prior year on FDIC-acquired loans, which carry a higher interest rate as compared to traditional loans.  Also benefiting our increased interest income on loans was organic loan growth driven by our Valdosta, Macon, Auburn, Ocala and Statesboro markets during the first quarter of 2013.   These markets helped increase our average loan portfolio balance by $134 million while the 70 basis point increase in the weighted average yield on loans to 8.05% for the first quarter of 2013 compared to 7.35% for the same quarter in 2012 was driven by improved accretion on FDIC-acquired loans.

Interest income on investment securities for the first quarter of 2013 was $1.2 million compared to $1.3 million for the same quarter in 2012.  The weighted average yield on investments for the first quarter of 2013 improved 14 basis points to 2.13% compared to 1.99% for the first quarter of 2012.  However, a reduction in the average balance of investment securities of $20.1 million for the first quarter of 2013 negatively impacted the interest income on investment securities as investment balances were used to fund loan growth.  We anticipate the yield on our investment portfolio to decline during 2013 as a result of this low interest rate environment as maturing investments are replaced with lower yielding investments.

Interest income on other short-term investments for the first quarter of 2013 decreased to $24,000 compared to $52,000 for the same quarter in 2012.  The decline was driven by a reduction in the average balance of other short-term investments of $14.7 million as excess liquidity was used to fund organic loan growth.  The average yield on other short-term investments declined 14 basis points to 0.21% for the first quarter of 2013 compared to 0.35% for same quarter in 2012.

Interest Expense.  Total interest expense for the first quarter of 2013 decreased $133,000, or 6.9%, to $1.8 million compared to $1.9 million for the same quarter in 2012.  The decrease in interest expense was primarily the result of a decline in the weighted average cost of interest-bearing liabilities for the first quarter of 2013 of 10 basis points to 0.81% compared to 0.91% for same quarter in 2012.  The decrease in interest expense was in part offset by growth in the average balance of interest-bearing liabilities for the first quarter of 2013 of $43.6 million, or 5.1%, compared to the same quarter in 2012.  We anticipate the change in the cost of interest-bearing liabilities to be minimal in 2013 unless market interest rates either increase or decrease significantly.

Interest expense on deposits for the first quarter of 2013 was $1.1 million compared to $1.3 million for the same quarter in 2012.  The decrease in interest expense on deposits for the first quarter of 2013 was driven by a decline in the weighted average cost on deposits of 11 basis points to 0.54% compared to 0.65% for the same quarter in 2012, due to a decrease in market rates of interest.  The decrease in interest expense was in part offset by growth in interest-bearing deposits of $12.2 million for the first quarter of 2013.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense on federal funds purchased and securities sold under repurchase agreements slightly decreased to $328,000 for the first quarter of 2013 compared to $330,000 for the same quarter in 2012.  The decrease in the interest expense on federal funds purchased and securities sold under repurchase agreements for the first quarter of 2013 was primarily driven by a reduction in the weighted average rate paid on these borrowings of 5 basis points to 3.88% compared to 3.93% for the same quarter in 2012.  The decrease in interest expense for the first quarter in 2013 was offset by an increase in the average balance of federal funds purchased and securities sold under repurchase agreements of $450,000 compared to the same quarter in 2012.

Interest expense on other borrowings, consisting of FHLB advances, increased $79,000 to $421,000 for the first quarter of 2013 compared to $342,000 for the same quarter in 2012.  The increase in the interest expense on other borrowings for the first quarter of 2013 was primarily driven by an increase in the average balance of other borrowings of $31.0 million compared to the same quarter in 2012.  The increase in interest expense for the first quarter of 2013 was offset in part by a significant reduction in the weighted average rate paid on these borrowings of 134 basis points to 2.59% compared to 3.93% for the same quarter in 2012.  The increase in other borrowings is part of our strategy to take advantage of historically low interest rates to fund future loan growth.

Net Interest Income.  Net interest income for the first quarter of 2013 increased $3.6 million, or 37.2%, to $13.3 million compared to $9.7 million for the same quarter in 2012.  The overall increase was primarily driven by an increase in the yield and balance of interest-earning assets on top of a decline in the cost of interest-bearing liabilities partially offset by balance growth in interest-bearing liabilities.  The net interest spread for the first quarter of 2013 increased 98 basis points to 5.44% compared to 4.46% for the same quarter in 2012.  The net interest margin for the first quarter of 2013 improved 102 basis points to 5.51% from 4.49% for the same quarter in 2012.  The primary reason the net interest margin increased significantly for the first quarter of 2013 was the result of increased loan accretion for FDIC-acquired loans increasing the weighted average yield on loans 70 basis points compared to the same quarter in 2012.  We also expect loan accretion for FDIC-acquired loans to continue to positively impact the net interest margin for 2013.

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

Provision for Loan Losses.  During the first quarter of 2013, we recorded provision for loan losses expense of $485,000 compared to $400,000 for the same quarter in 2012.  The increase in provision expense was primarily driven by an increase of $50,000 related to noncovered loans primarily driven by organic loan growth coupled with an increase of $35,000 related to individually assessed FDIC-acquired covered loans where 80% of the expense related to covered loans is reimbursable from the FDIC.  We include five years of historical losses in our allowance calculation for all periods.  The use of this timeframe has recently resulted in an overall increase in historical losses.  However, offsetting the upward trend in losses is a change in the portfolio mix where loan growth has occurred.  Specifically, positive growth occurred in nonresidential loans as a percentage of the loan portfolio which carries a lower historical loss rate compared to other loan categories.  In addition, criticized and classified loans have decreased as a percentage of the overall loan portfolio.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the provision for loan losses in more detail for the periods indicated.

	For the three months Ended March 31,
	2013	2012

Provision for loan losses – noncovered	$450	$400
Provision for loan losses – FDIC-acquired noncovered	-	-
Provision for loan losses – noncovered	450	400

Provision for loan losses- FDIC-acquired covered	35	-
Provision for loan losses	$485	$400

  For further information on the loan portfolio and allowance for loan losses, see the Delinquencies and Non-performing Assets and Allowance for Loan Losses of this section and  see Notes 5 and 6 of the Condensed Notes to Consolidated Financial Statements contained in this Form 10-Q.

Noninterest Income.  A summary of noninterest income, excluding securities transactions, gain on acquisitions and accretion of FDIC loss-share receivable, is presented in the table below.

	Three Months Ended March 31,
	2013	2012	$ Chg	% Chg
	(Dollars in thousands)

Service charges on deposit accounts	$1,154	$1,020	$134	13.1%
Bankcard services income	762	824	(62)	(7.5)
Other service charges, commissions and fees	99	85	14	16.5
Brokerage fees	481	446	35	7.9
Mortgage banking activities	1,793	689	1,104	160.2
Bank-owned life insurance	202	140	62	44.3
Other	94	35	59	168.6
Total noninterest income	$4,585	$3,239	$1,346	41.6%
Noninterest income as a percentage of average assets (annualized)	1.60%	1.21%

The increase in service charges on deposit accounts was primarily driven by an increase in fees for services per account and an increase in overdraft fees primarily driven by our overall customer base increase.   The decrease in bankcard services income was primarily driven by our reduced income per transaction offset in part by our increased customer base and usage.  The improvement in brokerage fees was primarily driven by our expansion of brokerage offices. The increase in mortgage banking activities was primarily driven by increased volume resulting in our focus of expanding our mortgage banking business compared to the prior year.  The increase in bank-owned life insurance income was primarily driven by our 2012 purchases of bank-owned life insurance.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense.  A summary of noninterest expense, excluding acquisition related expenses, loss on sales and write-down of FDIC-acquired OREO and foreclosed FDIC-acquired asset expenses, is presented in the table below.

	Three Months Ended March 30,
	2013	2012	$ Chg	% Chg
	(Dollars in thousands)
Salaries and employee benefits	$6,430	$5,536	$894	16.1%
Equipment	812	667	145	21.7
Occupancy	854	657	197	30.0
Advertising and marketing	187	180	7	3.9
Legal and accounting	119	119	-	-
Consulting & other professional fees	97	119	(22)	(18.5)
Directors fees and retirement	157	165	(8)	(4.8)
Telecommunications	230	231	(1)	(0.4)
Supplies	134	154	(20)	(13.0)
Data processing fees	951	821	130	15.8
Gain on sales and write-downs of other real estate owned	(25)	(7)	(18)	257.1
Foreclosed asset expenses	215	221	(6)	(2.7)
FDIC insurance and other regulatory fees	256	245	11	4.5
Deposit intangible expenses	194	201	(7)	(3.5)
Other operating	942	825	117	14.2
Total noninterest expenses	$11,553	$10,134	$1,419	14.0%
Noninterest expenses as a percentage of average assets (annualized)	4.02%	3.78%

The increase in salaries and employee benefits was primarily due the hiring of 30 full-time equivalent employees (“FTE’s”), a 9.3% increase from the prior year, related primarily to our mortgage banking expansion.  We also anticipate the Frontier acquisition to add approximately 39 FTE’s to the Bank on a prospective basis.

The increases in equipment, occupancy, data processing, and other operating expenses were primarily due to the mortgage banking expansion and the Frontier acquisition.

Foreclosed asset expense for FDIC-acquired assets was up from the prior year related to our continued efforts to resolve problem assets within the loss-sharing agreements.

The acquisition related expenses increased from $792,000 for the first quarter of 2013 compared to $331,000 for the same quarter in 2012 driven by expenses related to the Frontier acquisition.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Tax Expense.  Income tax expense for the first quarter of 2013 was $1.9 million compared to income tax expense of $335,000 for the same quarter in 2012.  Our effective tax rate for the first quarter of 2013 was 32.0% compared to 25.7% for the same quarter in 2012.

Accounting for FDIC-Assisted Acquisitions

General.  We perform ongoing assessments of the estimated cash flows of our FDIC-acquired loan portfolios accounted under ASC 310-30.  At March 31, 2013, the fair value of the FDIC-acquired loan portfolios consisted of $65.8 million in covered and $83.3 million in non-covered loans compared with $95.5 million in covered and $17.4 million in non-covered loans at March 31, 2012.  The principal balance of the FDIC-acquired loan portfolios totaled $149.1 million at March 31, 2013 compared with $112.9 million at March 31, 2012.  The increase in FDIC-acquired loans was driven by the Frontier acquisition, which added $73.3 million of non-covered loans, offset in part by portfolio paydowns and resolutions of $37.1 million.

The factors considered in the allowance for loan losses for FDIC-acquired loans are driven by a regular assessment of the expected cash flows of the loans.  We perform periodic valuation procedures to re-estimate the expected cash flows on FDIC-acquired loan pools and compare the present value of expected cash flows to the carrying value of the loans at the pool level.  In order to estimate expected cash flows, we specifically review these loans each period to assist in the determination of appropriate probability of default and loss given default assumptions to be applied to the remainder of the portfolio. The estimate of expected cash flows may also be adjusted for management's estimate of probable losses on specific loan types dependent upon trends in observable market and industry data, such as prepayment speeds and collateral values. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. Separately, FDIC-acquired loans individually assessed, or not pooled, go through the same re-estimate of expected cash flows calculation, and when a shortfall of discount is considered likely an allowance is recorded and a corresponding charge-off is recorded immediately, which results in an immediate use of the allowance.

During the first quarter of 2013, the FDIC-acquired loan pools did not experience any charge-offs or record any increase in allowance for loan losses and experienced improvement in cash flows, which positively impacted the FDIC-acquired loan accretion related to the pooled loans.  During the first quarter of 2013, the FDIC-acquired loans individually assessed experienced charge-offs of $35,000 related to inadequate discounts as a result of the re-estimation of cash flows for such loans.  The charge-offs for FDIC-acquired loans individually assessed did not increase the allowance for loan losses at March 31, 2013.

FDIC Loss-Share Receivable.  At March 31, 2013, the FDIC loss-share receivable associated with covered FDIC-acquired assets decreased $8.7 million to $52.0 million, or 36.4% of the principal balance of covered FDIC-acquired assets, compared to $60.7 million, or 38.9% of the principal balance of covered FDIC-acquired assets at December 31, 2012. The principal balance of the covered FDIC-acquired assets totaled $142.9 million at March 31, 2013 compared with $156.0 million at December 31, 2012.  The reduction in the FDIC loss-share receivable for the first quarter of 2013 was primarily driven by $5.6 million of reimbursements received from the FDIC and $3.0 million of negative accretion, resulting from the improvement in cash flows for the FDIC-acquired loan pools, included in noninterest income of the consolidated statements of operations.  We have also recorded an FDIC true-up (“clawback”) liability of $1.3 million for all FDIC loss share agreements as of March 31, 2013.  This FDIC clawback liability was driven by an improvement in estimates of expected cash flows for the FDIC-acquired assets covered under loss-sharing agreements.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income. The negative accretion for FDIC loss-share receivable was $3.0 million for the first quarter of 2013 compared to negative accretion of $498,000 for the same quarter in 2012.  The increase in negative accretion was primarily driven by the improvement in the expected cash flows of the FDIC-acquired performing loan pools and the first quarter FDIC true-up liability accrual in part offset by increased provision expense on individually assessed FDIC-acquired covered loans.  See Accounting for FDIC-Acquired Loans of this section for additional information.

Noninterest Expense. The loss on sale and write-downs of FDIC-acquired OREO decreased to $24,000 for the first quarter of 2013 compared to $174,000 for the same quarter in 2012; however, foreclosed FDIC-acquired asset expenses increased to $421,000 for the first quarter of 2013 compared to $162,000 for the same quarter in 2012.

See Notes 6 and 7 to the Condensed Notes to the Consolidated Financial Statements contained in this Form 10-Q for additional information about the accounting for FDIC-acquired loans and FDIC loss-share receivable.

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

If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our unpledged investment portfolio.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At March 31, 2013, the Bank had total federal funds credit lines with six correspondent banks of $74.0 million, with no outstanding advances.  The Bank also maintains a credit facility with the FHLB of $155.1 million with total outstanding advances of $97.1 million at March 31, 2013.

At March 31, 2013, total deposits increased $226.0 million, or 26.0%, to $1.096 billion for the first quarter of 2013 compared to $0.870 billion for linked quarter and increased $226.8 million, or 26.1%, from $0.869 billion for the same quarter in 2012 primarily driven by the deposits acquired from the Frontier acquisition of $212.1 million, core deposit growth of $34.0 million and wholesale deposit growth of $23.8 million, which was offset in part by $24.5 million in planned time deposit runoff associated with Frontier internet and single service customers and $19.4 million in planned runoff of retail time deposits.  Federal funds purchased and securities sold under agreements to repurchase increased $1.1 million, or 3.1%, to $34.3 million for the first quarter of 2013 compared to $33.2 million for the linked quarter and decreased $3.0 million from $37.2 million for the same quarter in 2012.  Also, FHLB advances increased $42.2 million, or 70.3%, to $102.2 million for the first quarter of 2013 compared to $60.0 million for the linked quarter and increased $67.2 from $35.0 million for the same quarter in 2012.  The growth in FHLB advances on a linked-quarter basis was primarily driven by the FHLB borrowings we acquired in the Frontier acquisition of $37.3 million and a $5.0 million 10 year fixed rate FHLB advance.

Index

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Risk Management Committee with day to day responsibility delegated to the Asset/ Liability Management Committee (“ALCO”) and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2013, were considered satisfactory.  At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds.  The Company is aware of no events or trends likely to result in a negative material change in liquidity.

The consolidated statements of cash flows for the first quarter of 2013 detail cash flows from operating, investing and financing activities.  For the first quarter of 2013, net cash provided by operating activities and financing activities was $13.8 million and $15.9 million, respectively, offset in part by net cash used in investing activities of $15.8 million, resulting in a net linked quarter increase in cash to $13.9 million.

The Company filed a shelf offering on Form S-3 with the SEC on October 25, 2012. Under the shelf registration statement, which was declared effective by the SEC on November 7, 2012, the Company may offer and sell from time to time in the future, in one or more offerings, common stock, preferred stock, debt securities, warrants, depository shares, or units consisting of any combination of the foregoing.

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

Regulatory Capital Ratios for the Company and HeritageBank of the South at March 31, 2013

The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities.  The following table reflects the Company’s and the Bank’s compliance at March 31, 2013 with regulatory capital requirements.  These calculations are based on total risk weighted assets of $791.1 million consolidated and $779.5 million for the Bank as of March 31, 2013, and average total assets of $1.2 billion consolidated and $1.2 billion for the Bank for the three months ended March 31, 2013.  These consolidated capital ratios are based on the capital requirements for bank holding companies issued by the Board of Governors of the Federal Reserve System.  The Georgia Department of Banking and Finance, by policy, requires the Bank to maintain 4% of Tier 1 capital to average total assets of the Federal Reserve Requirements included in the table.

	Actual		For Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital to Risk Weighted Assets
Consolidated	$128,555	16.3%	$63,288	8.0%	N/A
HeritageBank of the South	117,866	15.1%	62,357	8.0%	$77,946	10.0%

Tier I Capital to Risk Weighted Assets
Consolidated	120,096	15.2%	31,644	4.0%	N/A
HeritageBank of the South	109,407	14.0%	31,179	4.0%	46,768	6.0%

Tier I Capital to Average Total Assets
Consolidated	120,096	10.4%	45,983	4.0%	N/A
HeritageBank of the South	109,407	9.6%	45,671	4.0%	57,089	5.0%

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company is directly exposed only to U.S. dollar interest rate changes, and, accordingly, the Company manages exposure by considering the possible changes in the net interest margin.  The Company does not have any trading instruments nor does it classify any portion of the investment portfolio as held for trading.  The Company monitors its sensitivity to changes in interest rates and may use derivative instruments to hedge this risk.  The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Finally, the Company has no direct exposure to foreign currency exchange rate risk or commodity price risk.

Interest rates play a major part in the net interest income of a financial institution.  The sensitivity to rate changes is known as “interest rate risk.”  The repricing of interest-earning assets and interest-bearing liabilities can influence the changes in net interest income.

The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates.  The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings.  The analysis of the impact on net interest income over a twelve-month period is subjected to a shock in interest rates of 100, 200, 300,  and 400 basis point increase or decrease in market rates on net interest income and is monitored on a quarterly basis.  We also monitor regulatory required interest rate risk analysis, which simulates more dramatic changes to rates.

The Company’s strategy is to mitigate interest risk to the extent possible as part of the Company’s overall business strategy. Based on our analysis of the Company’s overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk.  These strategies aim to achieve neutrality to interest rate risk.  Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates.  As of March 31, 2013, a drop in interest rates would decrease our net interest income and an increase in rates would increase our net interest income, also known as being “asset sensitive.”  The asset sensitivity position was in part driven by our acquisition of Frontier, which added excess liquidity to our balance sheet, coupled with our strategic decision to extend some of our interest bearing liabilities.  We plan to maintain our asset sensitivity position by focusing our efforts to extend liabilities and increase variable rate assets.  We feel the level of interest rate risk is at an acceptable level, and is within our internal policy limits.

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

Effect
Market	on Net
Rate	Interest
Change	Income

+400	21.0%
+300	15.8%
+200	11.6%
+100	6.7%
-100	-6.7%

Index

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quarterly Financial Summary - Unaudited

The following table presents condensed information relating to quarterly periods presented.

	For the Three Months Ended
	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
	(dollars in thousands expect per share data)
Results of Operations:
Net interest income	$13,244	$14,530	$12,713	$10,159	$9,724
Provision for loan losses	485	2,507	1,934	1,091	400
Net interest income after provision for loan losses	12,759	12,023	10,779	9,068	9,324
Total noninterest income	5,810	2,873	4,361	3,679	2,783
Total noninterest expense	12,790	12,095	11,978	10,674	10,801
Income before income taxes	5,779	2,801	3,162	2,073	1,306
Applicable income tax	1,851	373	1,164	713	335
Net income	$3,928	$2,428	$1,998	$1,360	$971

Per Share Data:
Weighted average shares – basic	7,526,344	7,720,839	7,942,852	8,071,354	8,144,382
Weighted average shares – diluted	7,528,522	7,722,867	7,944,983	8,702,935	8,145,730

Basic earnings per share	$0.52	$0.31	$0.25	$0.17	$0.12
Diluted earnings per share	0.52	0.31	0.25	0.17	0.12

Index

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) under the Securities Exchange Act (the “Exchange Act”)) as of March 31, 2013, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 40-day period preceding the filing date of this quarterly report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective in ensuring that the information required to disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including its Chief Executive Officer and Chief Financial Officer) in a timely manner; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

b)	Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In our opinion, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended March 31, 2013.

In October 2012, the Company's Board of Directors approved a stock repurchase program expiring in October 2013, which authorized the repurchase of 397,000 shares of common stock, or approximately 5% of the shares currently outstanding.  As of March 31, 2013, the company had purchased 364,135 shares at a weighted average price of $13.92 per share under the plan for a total of $5.1 million.

Additionally, in April 2013, the Company’s Board of Directors approved another stock repurchase program adding 394,000 shares, or 5% of the Company's currently outstanding common stock, and has extended the program for an additional year.  As a result, the Company has a total authorization to repurchase up to approximately 427,000 shares that expires in April 2014, unless the program is extended or completed earlier.

The repurchases may be made from time to time in open-market or negotiated transactions as deemed appropriate by the Company and will depend on market conditions.

	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January	55,000	$14.02	55,000	269,091
February	236,226	$14.02	236,226	32,865
March	-	$-	-	32,865
Total	291,226	$$14.02	291,226	32,865

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

Index

ITEM 6.	EXHIBITS

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2.8	Purchase and Assumption Agreement dated March 8, 2013 by and among the FDIC, receiver of Frontier Bank, Lagrange, Georgia; HeritageBank of the South; and the FDIC in its corporate capacity.	a
12.1	Ratio of Earnings to Fixed Charges	12.1
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	31.2
32	Section 1350 Certifications	32
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

a	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on March 12, 2013.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP, INC.

Date: May 10, 2013	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President and Chief Executive Officer

Date: May 10, 2013	By:	/s/ T. Heath Fountain
T. Heath Fountain
Executive Vice President,
Chief Administrative Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)