Form 10-Q
period 2013-06-30
Heritage Financial Group Inc
filed 2013-08-09
CIK 1493491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
Commission File Number 001-34902

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

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date:  At August 9, 2013, there were 7,798,802 shares of issuer’s common stock outstanding.

HERITAGE FINANCIAL GROUP, INC.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	Unaudited June 30,	December 31,
	2013	2012
Assets

Cash and due from banks	$37,260	$23,993
Interest-bearing deposits in banks	24,765	15,393
Federal funds sold	5,602	4,306
Total cash and cash equivalents	67,627	43,692
Securities available for sale, at fair value	305,345	221,406
Federal Home Loan Bank stock, at cost	5,992	4,330
Other equity securities, at cost	1,010	1,010
Loans held for sale	43,545	15,608
Loans	712,745	597,579
Covered loans	57,176	72,425
Less allowance for loan losses	9,047	9,061
Loans, net	760,874	660,943

Other real estate owned	4,134	3,242
Covered other real estate owned	7,815	9,467
Total other real estate owned	11,949	12,709

FDIC loss-share receivable	48,106	60,731
Premises and equipment, net	38,425	33,015
Goodwill and intangible assets, net	4,455	4,235
Cash surrender value of bank owned life insurance	23,785	23,382
Other assets	22,903	16,445
	$1,334,016	$1,097,506

Liabilities and Stockholders' Equity

Noninterest-bearing deposits	$148,219	$116,272
Interest-bearing deposits	917,712	753,282
Total deposits	1,065,931	869,554
Federal funds purchased and securities sold under repurchase agreements	33,094	33,219
Other borrowings	101,940	60,000
Other liabilities	14,511	14,084
Total liabilities	1,215,476	976,857

Commitment and Contingencies
Stockholders' equity
Preferred stock, par value; $0.01; 5,000,000 shares authorized; none issued	-	-
Common stock, par value $0.01; 45,000,000 shares authorized;7,803,910 and 8,172,486 shares issued and outstanding, respectively	78	82
Capital surplus	77,508	82,154
Retained earnings	52,887	46,299
Accumulated other comprehensive loss, net of tax of $5,465 and $2,566, respectively	(8,198)	(3,849)
Unearned employee stock ownership plan (ESOP) shares, 359,186 and 385,836 shares, respectively	(3,735)	(4,037)
Total stockholders' equity	118,540	120,649
	$1,334,016	$1,097,506

See Notes to Consolidated Financial Statements.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
For the Three and Six Months Ended June 30, 2013 and 2012
(Dollars in Thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Interest income
Interest and fees on loans	$15,702	$10,532	$29,071	$20,680
Interest on loans held for sale	916	204	1,420	387
Interest on taxable securities	1,095	1,016	1,961	1,995
Interest on nontaxable securities	308	295	593	593
Interest on federal funds sold	2	4	3	18
Interest on deposits in other banks	88	26	110	63
	18,111	12,077	33,158	23,736

Interest expense
Interest on deposits	1,041	1,246	2,095	2,509
Interest on other borrowings	844	672	1,593	1,344
	1,885	1,918	3,688	3,853

Net interest income	16,226	10,159	29,470	19,883
Provision for loan losses	668	1,091	1,153	1,491
Net interest income after provision	15,558	9,068	28,317	18,392

Noninterest income
Service charges on deposit accounts	1,297	1,135	2,451	2,156
Bankcard services income	831	831	1,593	1,654
Other service charges, commissions and fees	157	73	256	158
Brokerage fees	536	462	1,017	908
Mortgage banking fees	2,799	938	4,592	1,627
Bank-owned life insurance	201	211	403	351
Gain on sales of securities	-	27	-	70
Gain on acquisitions	-	34	4,188	34
Accretion of FDIC loss-share receivable	(3,376)	(133)	(5,775)	(630)
Other	124	101	218	135
	2,569	3,679	8,943	6,463

Noninterest expense
Salaries and employee benefits	8,185	5,460	14,615	10,995
Equipment and occupancy	1,838	1,395	3,504	2,718
Advertising and marketing	349	214	536	395
Professional fees	302	340	517	578
Information services expenses	1,307	1,163	2,489	2,216
(Gain) loss on sales and write-downs of other real estate owned	58	(141)	33	(148)
Gain on sales and write-downs of FDIC acquired other real estate owned	(251)	(249)	(227)	(75)
Foreclosed asset expenses	227	218	442	440
Foreclosed FDIC acquired asset expenses	313	466	734	628
FDIC insurance and other regulatory fees	278	265	534	509
Acquisition related expenses	148	69	940	400
Deposit intangible expense	211	195	405	396
FDIC loss share clawback expenses	124	-	690	-
Other operating	1,466	1,279	2,697	2,423
	14,555	10,674	27,909	21,475

Income before income taxes	3,572	2,073	9,351	3,380

Income tax expense	912	713	2,763	1,049

Net income	$2,660	$1,360	$6,588	$2,331
Earnings per common share:
Basic earnings per share	$0.36	$0.17	$0.88	$0.29
Diluted earnings per share	$0.36	$0.17	$0.88	$0.29
Weighted average-common shares outstanding:
Basic	7,381,370	8,071,354	7,453,457	8,107,868
Diluted	7,383,992	8,072,935	7,455,892	8,109,356

See Notes to Consolidated Financial Statements.

Index
HERITAGE FINANCIAL GROUP, INC AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
For the Three and Six Months Ended June 30, 2013 and 2012
(Dollars in Thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$2,660	$1,360	$6,588	$2,331

Other comprehensive income (loss):
Accretion of realized gain on terminated cash flow hedge, net of tax of $- and $20 for the quarter and $- and $39 for the year to date, respectively	-	(29)	-	(59)
Unrealized gain (loss) on cash flow hedge, net of tax (benefit) of $1,123 and $(1,185) for the quarter and $1,321and $(984) for year to date, respectively	1,685	(1,779)	1,982	(1,476)
Unrealized holding gains (losses) on investments arising during the period, net of tax (benefit) of $(3,851) and $557 for the quarter and $(4,221) and $687 for the year to date, respectively	(5,776)	836	(6,331)	1,030
Reclassification adjustment for investment gains included in net income, net of benefit of $- and $11 for the quarter and $- and $42 for the year to date, respectively	-	(16)	-	(42)

Total other comprehensive loss	(4,091)	(988)	(4,349)	(547)

Comprehensive income (loss)	$(1,431)	$372	$2,239	$1,784

See Notes to Consolidated Financial Statements.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Six Months Ended June 30, 2013 (Unaudited)
And The Year Ended December 31, 2012
(Dollars in Thousands, except per share data)

						Accumulated
						Other
					Unearned	Compre-
	Common Stock		Capital	Retained	ESOP	hensive
	Shares	Par Value	Surplus	Earnings	Shares	Loss	Total
Balance, December 31, 2011	8,712,031	$87	$88,393	$42,374	$(4,642)	$(2,076)	$124,136
Net income	-	-	-	6,757	-	-	6,757
Cash dividend declared,$0.36 per share	-	-	-	(2,832)	-	-	(2,832)
Issuance of 15,600 shares of restricted common stock	15,600	-	-	-	-	-	-
Forfeiture of 326 shares of restricted common stock	(326)	-	-	-	-	-	-
Repurchase of 554,819 shares of common stock	(554,819)	(5)	(7,215)	-	-	-	(7,220)
Stock-based compensation expense	-	-	858	-	-	-	858
Other comprehensive loss	-	-	-	-	-	(1,773)	(1,773)
Tax benefit from stock-based compensation plans	-	-	7	-	-	-	7
ESOP shares earned, 53,302 shares	-	-	64	-	605	-	669
Tax benefit on ESOP expense	-	-	47	-	-	-	47
Balance, December 31, 2012	8,172,486	$82	$82,154	$46,299	$(4,037)	$(3,849)	$120,649

See Notes to Consolidated Financial Statements.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
For the Six Months Ended June 30, 2013 (Unaudited)
And The Year Ended December 31, 2012
(Dollars in Thousands, except per share data)

						Accumulated
						Other
					Unearned	Compre-
	Common Stock		Capital	Retained	ESOP	hensive
	Shares	Par Value	Surplus	Earnings	Shares	Loss	Total
Balance, December 31, 2012	8,172,486	$82	$82,154	$46,299	$(4,037)	$(3,849)	$120,649
Net income	-	-	-	6,588	-	-	6,588
Repurchase of 368,576 shares of common stock	(368,576)	(4)	(5,182)	-	-	-	(5,186)
Stock-based compensation expense	-	-	456	-	-		456
Other comprehensive loss	-	-	-	-	-	(4,349)	(4,349)
Tax benefit from stock-based compensation plans	-	-	(1)	-	-	-	(1)
ESOP shares earned, 26,650 shares	-	-	75	-	302	-	377
Tax benefit on ESOP expense	-	-	6	-	-	-	6
Balance, June 30, 2013	7,803,910	$78	$77,508	$52,887	$(3,735)	$(8,198)	$118,540

See Notes to Consolidated Financial Statements.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES	$6,588	$2,331
Net income
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,224	1,017
Amortization of deposit intangibles	405	396
Provision for loan losses	1,153	1,491
Provision (benefit) for deferred taxes	226	(1,594)
Gain on acquisitions	(4,188)	(34)
Gain on sales of securities available for sale	-	(70)
(Gain) loss on sales and write-downs of other real estate owned	33	(148)
Gain on sales and write-downs of FDIC-acquired other real estate owned	(251)	(75)
Amortization of available for sale discounts and premiums, net	1,221	2,139
Decrease in FDIC loss share receivable	6,850	6,964
Accretion of FDIC loss share receivable	5,775	630
Increase in bank-owned life insurance	(403)	(351)
ESOP compensation expense	377	317
Stock-based compensation expense	456	415
Accretion of gain on termination of cash flow hedge	-	(98)
Excess tax benefit related to stock-based compensation plans	1	1
Excess tax related to ESOP	(6)	(43)
Net change in:
Decrease (increase) in loans held for sale	(27,937)	1,454
(Increase) decrease in interest receivable	(304)	676
Increase (decrease) in interest payable	151	(276)
Decrease in prepaid FDIC assessment	344	344
Net other operating activities	1,566	1,518
Total adjustments	(13,603)	14,673
Net cash provided by (used in) operating activities	(7,015)	17,004

INVESTING ACTIVITIES

Proceeds from sales of securities available for sale	21,285	12,980
Proceeds from maturities and calls of securities available for sale	10,005	59,257
Purchases of securities available for sale	(104,762)	(41,626)
Purchase of bank owned life insurance	-	(7,000)
(Increase) decrease in interest-bearing deposits in banks	(9,372)	10,948
Decrease in Federal Home Loan Bank stock	235	670
(Increase) decrease in federal funds sold	(1,296)	11,182
Increase in loans, net	(30,833)	(36,719)
Net cash received from acquisition activity	153,179	5,831
Purchases of premises and equipment	(6,621)	(2,082)
Proceeds from sales of other real estate owned	4,815	6,613
Net cash provided by investing activities	36,635	20,054

See Notes to Consolidated Financial Statements.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
 (Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
FINANCING ACTIVITIES
Decrease in deposits	$(15,709)	$(42,416)
Decrease in federal funds purchased and securities sold under repurchase agreements	(463)	(3,303)
Proceeds from other borrowings	5,000	-
Excess benefit related to stock-based compensation plans	(1)	(1)
Excess tax related to ESOP	6	43
Repurchase of common stock	(5,186)	(2,714)
Dividends paid to stockholders	-	(689)
Net cash used in financing activities	(16,353)	(49,080)
Net increase (decrease) in cash and due from banks	13,267	(12,022)
Cash and due from banks at beginning of period	23,993	34,521
Cash and due from banks at end of period	$37,260	$22,499

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$3,537	$4,105
Income taxes	$2,515	$2,597
NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$3,074	$2,226

See Notes to Consolidated Financial Statements.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES

Heritage Financial Group, Inc.  (“Heritage” or the “Company”), a Maryland corporation, was incorporated in May 2010 and organized by Heritage MHC, Heritage Financial Group and HeritageBank of the South ( “HeritageBank” or the “Bank”) to facilitate the second-step conversion  from the mutual holding company structure to the stock holding company structure (the “Conversion”).  Upon consummation of the Conversion, which occurred on November 30, 2010, the Company became the holding company for the Bank and a 100% publicly owned stock holding company.  As a result of the Conversion, each share of Heritage Financial Group’s common stock owned by public shareholders was exchanged for 0.8377 shares of the Company’s common stock, with cash being paid in lieu of issuing fractional shares.  All shares and per share information for periods prior to the Conversion have been adjusted to reflect the 0.8377:1 exchange ratio on publicly traded shares.  All references to the Company refer to Heritage Financial Group for periods prior to the completion of the Conversion.

The consolidated financial statements include the accounts of the Company and its subsidiary, the Bank.  Significant intercompany transactions and balances have been eliminated in consolidation.

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

The accompanying consolidated financial information of the Company as of June 30, 2013 and 2012 is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Basic earnings per share represent income available attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan and unvested shares of issued restricted stock. For the three and six months ended June 30, 2013, potential common shares of 372,607 respectively, were not included in the calculation of diluted earnings per share because the assumed exercise of such shares would be anti-dilutive.

 The table below sets forth our earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share amounts)
Basic earnings per share:
Net income	$2,660	$1,360	$6,588	$2,331
Weighted average common shares outstanding	7,381,370	8,071,354	7,453,457	8,107,868
Basic earnings per common share	$0.36	$0.17	$0.88	$0.29

Diluted earnings per share:
Net income	$2,660	$1,360	$6,588	$2,331
Weighted average common shares outstanding	7,381,370	8,071,354	7,453,457	8,107,868
Effect of dilutive stock options and restricted stock	2,622	1,581	2,435	1,488
Weighted average dilutive common shares outstanding	7,383,992	8,072,935	7,455,892	8,109,356
Diluted earnings per common share	$0.36	$0.17	$0.88	$0.29

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.	SHARE BASED COMPENSATION

On May 17, 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “Plan”).  The purpose of the Plan is to promote the long-term growth and profitability of Heritage Financial Group, Inc. to provide directors, advisory directors, officers and employees of Heritage Financial Group, Inc. and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence, and to provide such individuals with an equity interest in Heritage Financial Group, Inc.  Under the Plan, the Compensation Committee of the Board of Directors has discretion to award up to 645,990 shares, of which 461,422 were available as stock options or stock appreciation rights and 184,568 shares were available as restricted stock awards.  As of June 30, 2013, there were approximately 12,800 restricted stock awards and 49,593 options available to be granted from the 2006 Plan.

On June 22, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (the “2011 Plan”).  Under the 2011 Plan, the Compensation Committee has the discretion to award up to 573,481 shares, of which 409,429 were available as stock options or stock appreciation rights and 163,852 were available as restricted stock awards.  On July 1, 2011, the Company granted 117,530 restricted stock awards and 334,870 stock options from this plan. On October 1, 2012, the Company granted 15,600 restricted stock awards and 31,900 stock options from this plan.    There were no awards granted from this plan during the three and six months ended June 30, 2013. As of June 30, 2013, there were approximately 31,082 restricted stock awards and 48,419 options available to be granted from the 2011 Plan.

The Company granted restricted awards that may not be sold or otherwise transferred until certain restrictions have lapsed.  The unearned compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse (generally one to five years).  The share-based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period.  As of June 30, 2013, there was approximately $1.0 million of unrecognized compensation associated with these awards.  For the three months ended June 30, 2013 and 2012, we recognized compensation expense associated with these awards of approximately $81,000 and $75,000, respectively.  For the six months ended June 30, 2013 and 2012, we recognized compensation expense associated with these awards of approximately $165,000 and $150,000, respectively.

The Company recognized compensation expense related to stock options of approximately $145,000  and $131,000, respectively, for each of the three months ended June 30, 2013 and 2012, and approximately $291,000  and $265,000, respectively, for the six months ended June 30, 2013 and 2012, respectively.  At June 30, 2013, there was approximately $1.8 million of unrecognized compensation related to stock options.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2013:	(dollars in thousands)
U.S. Government sponsored agencies (GSEs)	$54,123	$24	$(2,046)	$52,101
State and municipal securities	51,087	572	(2,991)	48,668
Corporate debt securities	1,000	7	-	1,007
GSE residential mortgage-backed securities	207,406	471	(4,764)	203,113
Total debt securities	313,616	1,074	(9,801)	304,889
Equity securities	207	249	-	456
Total securities	$313,823	$1,323	$(9,801)	$305,345

December 31, 2012:
U.S. Government sponsored agencies (GSEs)	$20,996	$50	$(27)	$21,019
State and municipal securities	40,509	1,362	(298)	41,573
Corporate debt securities	1,150	-	(130)	1,020
GSE residential mortgage-backed securities	156,469	1,434	(406)	157,497
Total debt securities	219,124	2,846	(861)	221,109
Equity securities	207	93	(3)	297
Total securities	$219,331	$2,939	$(864)	$221,406

The amortized cost and fair value of debt securities available for sale by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	June 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
One year or less	$-	$-	$150	$150
One to five years	6,398	6,317	1,786	1,661
Five to ten years	59,387	57,415	20,920	21,264
Over ten years	40,632	38,500	40,006	40,834
Mortgage-backed securities	207,406	203,113	156,469	157,497
	$313,823	$305,345	$219,331	$221,406

Securities with a carrying value of approximately $112.2 million and $94.6 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.  The balance of pledged securities in excess of the pledging requirements was $19.1 million and $18.0 million at June 30, 2013 and December 31, 2012, respectively.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES (Continued)

The gross realized gains and losses recognized in income are reflected in the following table:

	For the three months ended June 30,
	2013	2012
	(dollars in thousands)
Gross gains recognized on sales of securities	$-	$234
Gross losses recognized on sales of securities	-	(207)
Net realized gains on sales of securities available for sale	$-	$27

	For the six months ended June 30,
	2013	2012
	(dollars in thousands)
Gross gains recognized on sales of securities	$-	$277
Gross losses recognized on sales of securities	-	(207)
Net realized gains on sales of securities available for sale	$-	$70

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
June 30, 2013 :
U.S. Government sponsored agencies (GSEs)	$46,922	$(2,046)	$-	$-	$46,922	$(2,046)
State and municipal securities	30,159	(2,904)	243	(87)	30,402	(2,991)
Corporate debt securities	-	-	-	-	-	-
GSE residential mortgage-backed securities	165,557	(4,747)	1,989	(17)	167,546	(4,764)
Subtotal, debt securities	242,638	(9,696)	2,232	(104)	244,870	(9,801)
Equity securities	-	-	-	-	-	-
Total temporarily impaired securities	$242,638	$(9,696)	$2,232	$(104)	$244,870	$(9,801)

December 31, 2012 :
U.S. Government sponsored agencies (GSEs)	$5,481	$(27)	$-	$-	$5,481	$(27)
State and municipal securities	10,981	(226)	1,377	(72)	12,358	(298)
Corporate debt securities	-	-	1,020	(130)	1,020	(130)
GSE residential mortgage-backed securities	62,235	(337)	4,634	(69)	66,869	(406)
Subtotal, debt securities	78,697	(590)	7,031	(271)	85,728	(861)
Equity securities	-	-	204	(3)	204	(3)
Total temporarily impaired securities	$78,697	$(590)	$7,235	$(274)	$85,932	$(864)

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES (Continued)

At June 30, 2013, total unrealized losses increased to $9.8 million, or 4.0% of the securities, compared to $864,000, or 1.0% of the securities, at December 31, 2012.  The unrealized losses in 2013 relate principally to 47 agencies, 81 state and municipal obligations, and 121 mortgage-backed securities.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition, and the issuer's anticipated ability to pay the contractual cash flows of the investments.

The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2013. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.  At June 30, 2013, the Company held certain investment securities having continuous unrealized loss positions for more than 12 months.  All of these losses were in six mortgage-backed securities and two municipal securities. The unrealized loss arose from changes in interest rates and market conditions as of June 30, 2013.

Other-Than-Temporary Impairment

The Company reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (“OTTI”).  Management does not have the intent to sell any of the temporarily impaired investments and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The OTTI analysis focuses on the duration and amount a security is below book value and assesses a calculation for both a credit loss and a non-credit loss for each measured security considering the security’s type, performance, underlying collateral, and any current or potential debt rating changes.  The OTTI calculation for credit loss is reflected in the income statement while the non-credit loss is reflected in other comprehensive income.

The Company holds Freddie Mac (“FHLMC”) preferred stock, and OTTI was recorded in the amount of the investment after the U.S. Government placed the company into conservatorship in September 2008.  The preferred stock has been reduced to a nominal book value for tracking purposes.  The investment is currently valued at $245,000. During the twelve months ended December 30, 2008, the Company recognized a write-down of $1.5 million through non-interest income representing other-than-temporary impairment on the investment.

The Company holds a single issue trust preferred security issued by Royal Bank of Scotland (“RBS”).  The security suspended payments under the EU agreement for 24 months beginning April 1, 2011.  The Company valued the security by projecting estimated cash flows using the Moody’s Ba2 marginal default rate.  The difference in the present value and the carrying value of the security was the OTTI credit portion.  During the twelve months ended December 31, 2011, the Company recognized a write-down of $43,000 through non-interest income representing OTTI on the security.  Subsequent to the recorded OTTI on this security, interest payments have resumed and this security is now considered performing.  At June 30, 2013, the book value of the security was recorded at $207,000 which is less than the present value of the security at $211,000 and therefore no OTTI was recorded in 2013 or 2012.  At June 30, 2013, the fair value of the security was $211,000, with $4,000 of unrealized gain recorded in other comprehensive income (loss).

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES (Continued)

The following table presents more detail on selective Company security holdings as of June 30, 2013.  These details are listed separately due to the inherent level of risk for OTTI on these securities.

		Current Credit	Book	Fair	Unrealized	Present Value Discounted
Description	Cusip#	Rating	Value	Value	Loss	Cash Flow

Marketable equity securities
FHLMC Preferred Stock	313400657	Ca	$-	$245	$-	$245

Trust preferred securities
RBS Capital Fund	74928K208	B3	207	211	-	211

The following table presents a roll-forward of the cumulative amount of credit losses on the Company’s investment securities that have been recognized through earnings.

	June 30, 2013	December 31, 2012
Beginning balance of credit losses	$1,543	$1,543
Other-than-temporary impairment credit losses	-	-

Ending balance of cumulative credit losses recognized in earnings	$1,543	$1,543

Restricted Equity Securities

The investment in the common stock of the Federal Home Loan Bank of Atlanta is accounted for by the cost method, which also represents par value, and is made for long-term business affiliation reasons.  In addition, this investment is subject to restrictions relating to sale, transfer or other disposition.  Dividends are recognized in income when declared.  The carrying value of this investment at June 30, 2013 and December 31, 2012 was $6.0 million and $4.3 million, respectively.   The estimated fair value of this investment is $6.0 million as of June 30, 2013, and therefore it is not considered impaired.

Other equity securities represent an investment in the common stock of the Chattahoochee Bank of Georgia (“Chattahoochee”), a de novo bank in Gainesville, Georgia.  The Company accounts for this investment by the cost method.  This investment represents approximately 4.9% of the outstanding shares of Chattahoochee.  Since its initial capital raise, Chattahoochee has not had any stock transactions, and therefore, no fair market value is readily available.  The carrying value of this investment at June 30, 2013 and December 31, 2012 was $1.0 million.  The Company plans to hold this investment for the foreseeable future, and did not consider it impaired as of June 30, 2013.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS)

The composition of loans is summarized as follows:

	June 30,	December 31,
	2013	2012
Commercial real estate:
Nonresidential	$234,259	$212,570
Multifamily	26,301	21,293
Farmland	23,447	20,141
Total commercial real estate loans	284,007	254,004

Construction and land	42,753	33,340

Residential real estate:
Mortgage loans, 1-4 family	166,199	161,883
Home equity	29,432	27,345
Total residential real estate loans	195,631	189,228

Consumer and other:
Indirect auto loans	629	1,304
Direct auto loans	6,818	6,801
Other	19,442	17,393
Total consumer loans	26,889	25,498

Commercial and industrial loans	88,828	83,659

	638,108	585,729
Loans acquired through FDIC-assisted acquisitions
Non-covered	74,637	11,850
Covered	57,176	72,425
Total loans	131,813	670,004

Total allowance for loan losses	(9,047)	(9,061)
Loans, net	$760,874	$660,943

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

Construction and Land
Construction and land lending consist of loans for the construction of one- to four-family residences, multifamily residences and commercial properties.  Construction loans also involve additional risks because funds are advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction.  Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, and the related loan‑to‑value ratios.

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

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Activity in the allowance for loan losses and recorded investment in loans by segment:

	Commercial Real Estate	Residential Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)

Balance, January 1, 2013	$2,744	$3,251	$978	$1,724	$364	$9,061
Add (deduct):
Charge-offs	(126)	(307)	-	(691)	(76)	(1,200)
Recoveries	-	42	1	1	52	96
Provision for loan losses	202	74	66	655	93	1,090
Balance, June 30, 2013	$2,820	$3,060	$1,045	$1,689	$433	$9,047

Allowance:
Ending balance: specific	$710	$895	$301	$64	$86	$2,056
Ending balance: collective	$2,110	$2,165	$744	$1,625	$347	$6,991

Loans:
Ending balance: individually evaluated for impairment	$6,276	$3,908	$3,843	$96	$109	$14,232
Ending balance: collectively evaluated for impairment	$277,731	$191,723	$38,910	$88,732	$26,780	$623,876

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

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Impaired loans by class are presented below for 2013:

					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	YTD 2013
	(dollars in thousands)
Loans with no related allowance recorded
Commercial real estate:
Nonresidential	$-	$-	$-	$-	$-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	3,405	3,405	-	4,005	-
Residential real estate:
Mortgage loans, 1-4 family	822	885	-	770	-
Home equity	-	-	-	-	-
Consumer and other:
Indirect auto loans	-	-	-	-	-
Direct auto loans	-	-	-	-	-
Other	-	-	-	-	-
Commercial and industrial loans	-	-	-	-	-

Loans with related allowance recorded
Commercial real estate:
Nonresidential	$6,276	$6,475	$710	$6,383	$31
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	438	504	301	452	-
Residential real estate:
Mortgage loans, 1-4 family	2,999	3,369	817	3,445	3
Home equity	87	171	78	131	2
Consumer and other:
Indirect auto loans	9	16	5	13	-
Direct auto loans	36	49	26	42	-
Other	64	119	55	101	1
Commercial and industrial loans	96	102	64	103	-

Total
Commercial real estate	$6,276	$6,475	$710	$6,383	$31
Construction and land	3,843	3,909	301	4,457	-
Residential real estate	3,908	4,425	895	4,346	5
Consumer and other	109	184	86	156	1
Commercial and industrial loans	96	102	64	103	-
Total	$14,232	$15,095	$2,056	$15,445	$37

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Impaired loans by class are presented below for 2012:

					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	2012
	(dollars in thousands)
Loans with no related allowance recorded
Commercial real estate:
Nonresidential	$-	$-	$-	$-	$-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	3,443	3,469	-	4,606	134
Residential real estate:
Mortgage loans, 1-4 family	535	553	-	324	19
Home equity	-	-	-	-	-
Consumer and other:
Indirect auto loans	-	-	-	-	-
Direct auto loans	-	-	-	-	-
Other	-	-	-	-	-
Commercial and industrial loans	877	878	-	769	11

Loans with related allowance recorded
Commercial real estate:
Nonresidential	$4,938	$5,195	$429	$4,975	$101
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	438	504	304	472	-
Residential real estate:
Mortgage loans, 1-4 family	3,782	4,061	1,054	4,414	52
Home equity	279	321	240	290	8
Consumer and other:
Indirect auto loans	30	43	-	35	1
Direct auto loans	23	36	16	28	0
Other	67	77	52	75	4
Commercial and industrial loans	272	278	206	282	13

Total
Commercial real estate	$4,938	$5,195	$429	$4,975	$101
Construction and land	3,881	3,973	304	5,078	134
Residential real estate	4,596	4,935	1,294	5,028	60
Consumer and other	120	156	68	138	5
Commercial and industrial loans	1,149	1,156	206	1,051	24
Total	$14,684	$15,415	$2,301	$16,270	$324

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Below is an analysis of the age of recorded investment in loans that are past due as of June 30, 2013.

	30-59	60-89	Greater	Total
	Days	Days	Than	Past		Total
	Past Due	Past Due	90 Days	Due	Current	Loans
	(dollars in thousands)
Commercial real estate:
Nonresidential	$143	$-	$6,276	$6,419	$227,840	$234,259
Multifamily	-	-	-	-	26,301	26,301
Farmland	-	-	-	-	23,447	23,447
Total commercial real estate loans	143	-	6,276	6,419	277,588	284,007

Construction and land	-	14	1,838	1,852	40,901	42,753

Residential real estate:
Mortgage loans, 1-4 family	77	188	3,817	4,082	162,117	166,199
Home equity	16	-	87	103	29,329	29,432
Total residential real estate loans	93	188	3,904	4,185	191,446	195,631

Consumer and other:
Indirect auto loans	8	-	9	17	612	629
Direct auto loans	-	-	36	36	6,782	6,818
Other	3	3	64	70	19,372	19,442
Total consumer and other loans	11	3	109	123	26,766	26,889

Commercial and industrial loans	475	6	96	577	88,251	88,828
Total	$722	$211	$12,223	$13,156	$624,952	$638,108

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Below is an analysis of the age of recorded investment in loans that are past due as of December 31, 2012.

	30-59	60-89	Greater	Total
	Days	Days	Than	Past		Total
	Past Due	Past Due	90 Days	Due	Current	Loans
	(dollars in thousands)
Commercial real estate:
Nonresidential	$-	$744	$4,938	$5,682	$206,888	$212,570
Multifamily	-	-	-	-	21,293	21,293
Farmland	-	-	-	-	20,141	20,141
Total commercial real estate loans	-	744	4,938	5,682	248,322	254,004

Construction and land	-	-	3,881	3,881	29,459	33,340

Residential real estate:
Mortgage loans, 1-4 family	1,233	-	4,475	5,708	156,175	161,883
Home equity	50	-	114	164	27,181	27,345
Total residential real estate loans	1,283	-	4,589	5,872	183,356	189,228

Consumer and other:
Indirect auto loans	5	5	30	40	1,264	1,304
Direct auto loans	2	6	23	31	6,770	6,801
Other	72	-	67	139	17,254	17,393
Total consumer and other loans	79	11	120	210	25,288	25,498

Commercial and industrial loans	14	-	1,149	1,164	82,495	83,659
Total	$1,376	$755	$14,677	$16,809	$568,920	$585,729

There were no accruing loans that were greater than 90 days past due at June 30, 2013 and December 31, 2012.

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

At June 30, 2013, the Company had troubled debt restructurings totaling $8.5 million, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.  Included in nonaccruing loans at June 30, 2013 are troubled debt restructurings of $6.5 million.  In addition, at that date the Company had troubled debt restructurings totaling $2.0 million that were performing in accordance with their modified terms and are not included in nonaccruing loans.

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

Troubled Debt Restructurings for the periods ended:

	June 30, 2013
		Recorded
	Number	Investment
	of Modifications	Prior to Modifications	Recorded Investment

Commercial real estate	3	$3,036	$2,978
Residential real estate	5	7,268	2,122
Construction and land	2	3,574	3,405
Commercial and industrial loans	-	-	-
Consumer and other	-	-	-
Total	10	$13,878	$8,505

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

	December 31, 2012
		Recorded
	Number	Investment
	of Modifications	Prior to Modifications	Recorded Investment
	(dollars in thousands)

Commercial real estate	3	$1,071	$997
Residential real estate	5	7,268	2,409
Construction and land	1	3,574	3,443
Commercial and industrial loans	1	17	14
Consumer and other	-	-	-
Total	10	$11,930	$6,863

Troubled Debt Restructuring Modifications that subsequently defaulted for the periods ended:

	June 30, 2013
	Number
	of	Recorded Investment
	Modifications

Commercial real estate	3	$2,978
Residential real estate	4	2,117
Construction and land	1	1,400
Commercial and industrial loans	-	-
Consumer and other	-	-
Total	8	$6,495

	December 31, 2012
	Number
	of	Recorded Investment
	Modifications
	(dollars in thousands)

Commercial real estate	3	$997
Residential real estate	4	2,402
Construction and land	1	3,443
Commercial and industrial loans	1	14
Consumer and other	-	-
Total	9	$6,856

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

Pass-2-Excellent/High Quality – Loans in this category have borrowers with an excellent balance sheet and income statement and improving trends, including net worth, liquidity, working capital, leverage, cash flow and profitability. Financial ratios are superior within industry when industry comparison is available.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Pass-3-Strong/Above Average – Loans in this category have borrowers with current and complete financial statements; solid balance sheet and income statement with stable to improving trends  in areas such as net worth, liquidity, working capital, leverage, cash flow  and profitability; leverage and ratios are better than industry standards when industry comparison is available; debt service coverage, both historically and proposed, is more than adequate based on financial analysis; the borrower’s industry is stable to improving; loans are properly structured and documented and require only normal supervision and monitoring; consistently meets debt obligations in a timely manner; individual borrower or guarantor, with above average liquid net worth and minimal contingent liabilities.

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

Special Mention-6-Special Mention Loans - Loans in this category are not currently adequate.  These loans are considered weaker due to less than adequate repayment history, and/or their collateral may not adequately protect the Bank from loss in the event of liquidation or foreclosure.  If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date. As a general rule, credits in this category will be delinquent less than 30 days and will not be chronically past due.  Loans in this category are not intended to remain in category 6 permanently as it should become evident fairly quickly whether or not the weaknesses can be cured and the loan upgraded.  If the weakness cannot be corrected, the relationship will more than likely need to be downgraded to a 7 or 8.

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

Credit quality indicators for loans by class are presented below for June 30, 2013 and December 31, 2012.

	As of June 30, 2013
				Construction
	Non-			and
	Residential	Multifamily	Farmland	Land
	(dollars in thousands)
Commercial Real Estate Credit Exposure
Pass 1	$-	$-	$-	$-
Pass 2	-	-	-	64
Pass 3	60,407	832	7,108	6,902
Pass 4	152,039	23,483	15,182	24,305
Pass 5	13,926	306	840	6,785
Special Mention 6	1,006	-	179	-
Special Mention Elevated 7	-	1,680	77	854
Substandard 8	605	-	61	2,005
Impaired Loans 9	6,276	-	-	1,838
Doubtful 10	-	-	-	-
Loss 11	-	-	-	-
Total	$234,259	$26,301	$23,447	$42,753

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

As of June 30, 2013
Commercial and Industrial
(dollars in thousands)
Commercial and Industrial Credit Exposure
Pass 1	$1,863
Pass 2	287
Pass 3	23,992
Pass 4	57,257
Pass 5	4,887
Special Mention 6	131
Special Mention Elevated 7	33
Substandard 8	282
Impaired Loans 9	96
Doubtful 10	-
Loss 11	-
Total	$88,828

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

As of December 31, 2012
Commercial and Industrial
(dollars in thousands)
Commercial and Industrial Credit Exposure
Pass 1	$1,194
Pass 2	366
Pass 3	29,447
Pass 4	46,916
Pass 5	3,781
Special Mention 6	86
Special Mention Elevated 7	6
Substandard 8	713
Impaired Loans 9	1,150
Doubtful 10	-
Loss 11	-
Total	$83,659

	As of June 30, 2013
	Mortgage	Home Equity
	(dollars in thousands)
Residential Real Estate Credit Exposure
Pass 1-5	$159,285	$29,182
Special Mention 6	360	-
Special Mention Elevated 7	160	-
Substandard 8	2,577	163
Impaired Loans 9	3,817	87
Doubtful 10	-	-
Loss 11	-	-
Total	$166,199	$29,432

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

	As of December 31, 2012
	Mortgage	Home Equity
	(dollars in thousands)
Residential Real Estate Credit Exposure
Pass 1-5	$154,067	$26,922
Special Mention 6	357	-
Special Mention Elevated 7	-	-
Substandard 8	3,202	144
Impaired Loans 9	4,257	279
Doubtful 10	-	-
Loss 11	-	-
Total	$161,883	$27,345

	As of June 30, 2013
	Indirect	Direct
	Auto	Auto	Other
	(dollars in thousands)
Consumer and Other Credit Exposure
Pass 1-5	$620	$6,782	$19,357
Special Mention 6	-	-	-
Special Mention Elevated 7	-	-	-
Substandard 8	-	-	22
Impaired Loans 9	9	36	63
Doubtful 10	-	-	-
Loss 11	-	-	-
Total	$629	$6,818	$19,442

	As of December 31, 2012
	Indirect	Direct
	Auto	Auto	Other
	(dollars in thousands)
Consumer and Other Credit Exposure
Pass 1-5	$1,252	$6,778	$17,280
Special Mention 6	-	-	-
Special Mention Elevated 7	-	-	1
Substandard 8	22	-	45
Impaired Loans 9	30	23	67
Doubtful 10	-	-	-
Loss 11	-	-	-
Total	$1,304	$6,801	$17,393

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.	FDIC-ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company elected to account for loans acquired in the Tattnall Bank, Citizens Bank of Effingham (“Citizens”), First Southern National Bank (“First Southern”) and Frontier Bank (“Frontier”) acquisitions under ASC 310–30.  ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable.  ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement. Loans with specific evidence of deterioration in credit quality were accounted for under ASC 310-30.  In addition, the Company determined it would not be able to collect all the contractually required principal and interest payments on other loans in the portfolio which did not have specific evidence of credit quality due to multiple factors, including the deterioration of the economy since origination of these loans, the decline in real estate values in the market areas of the loans, and the poor underwriting standards under which these loans were originated.  These loans are accounted for by analogy to ASC 310-30. The following tables detail the fair value of loans covered and not covered under loss share agreements accounted under ASC 310-30.

Loans not covered by loss -sharing agreements:	June 30,	December 31,
	2013	2012
	(dollars in thousands)
Commercial real estate	$27,258	$6,359
Residential real estate	33,452	2,110
Construction and land	5,941	494
Commercial and industrial	4,106	1,574
Consumer and other	3,880	1,313
	$74,637	$11,850

Loans covered by loss-sharing agreements:	June 30,	December 31,
	2013	2012
	(dollars in thousands)
Commercial real estate	$15,384	$21,820
Residential real estate	27,283	32,846
Construction and land	12,645	14,248
Commercial and industrial	1,340	2,670
Consumer and other	524	841
	$57,176	$72,425

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

The following table represents the loans receivable as of June 30, 2013 and reflects reclassifications from the balances reported at December 31, 2012:

	Acquired Loans Without Specific Evidence of Deterioration in Credit Quality	Acquired Loans With Specific Evidence of Deterioration in Credit Quality	Total Loans Acquired
	(dollars in thousands)
Contractually required principal and interest	$203,116	$35,853	$238,969
Non-accretable difference	(34,664)	(20,506)	(55,170)
Cash flows expected to be collected	168,452	15,347	183,799
Accretable yield	(50,468)	(1,518)	(51,986)
Basis in acquired loans	$117,984	$13,829	$131,813

The following table is a summary of changes in the accretable yields of acquired loans since December 31, 2011 and reflect refinements to the Company's initial estimate:

(dollars in thousands)	Accretable Yield

Balance at December 31, 2011	$31,096
Additions	-
Reclassification from non-accretable difference	22,349
Accretion included in interest income	(23,251)
Adjustments to estimates of expected cash flows	(1,312)
Balance at December 31, 2012	$28,882
Additions	22,707
Reclassification from non-accretable difference	6,845
Accretion included in interest income	(14,005)
Adjustments to estimates of expected cash flows	7,557
Balance at June 30, 2013	$51,986

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.	FDIC-ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following is a summary of the allowance for loan losses for the FDIC-acquired loans for 2013:

	Commercial Real Estate	Residential Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)
	-	-
Balance, January 1, 2013	$-	$-	$-	$-	$-	$-
Add (deduct):
Charge-offs	-	(2)	(26)	(35)	-	(63)
Recoveries	-	-	-	-	-	-
Provision for loan losses - non-covered	-	-	-	-	-	-
Provision for loan losses - covered	-	2	26	35	-	63
Balance, June 30, 2013	$-	$-	$-	$-	$-	$-

Allowance:
Ending balance: specific	$-	$-	$-	$-	$-	$-
Ending balance: collective	$-	$-	$-	$-	$-	$-

Loans:
Ending balance: individually evaluated for impairment	$14,324	$5,896	$7,419	$220	$1,808	$29,667
Ending balance: collectively evaluated for impairment	$28,318	$54,839	$11,167	$5,226	$2,596	$102,146

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.	FDIC-ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following is a summary of the allowance for loan losses for the FDIC-acquired loans for 2012:

	Commercial Real Estate	Residential Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)
	-	-
Balance, January 1, 2012	$-	$-	$-	$-	$-	$-
Add (deduct):
Charge-offs	(1,114)	(951)	(907)	(433)	(26)	(3,431)
Recoveries	-	-	-	-	-	-
Provision for loan losses –non-covered	-	-	-	-	12	12
Provision for loan losses - covered	1,114	951	907	433	14	3,419
Balance, December 31, 2012	$-	$-	$-	$-	$-	$-

Allowance:
Ending balance: specific	$-	$-	$-	$-	$-	$-
Ending balance: collective	$-	$-	$-	$-	$-	$-

Loans:
Ending balance: individually evaluated for impairment	$8,149	$3,562	$6,573	$153	$46	$18,483
Ending balance: collectively evaluated for impairment	$20,030	$31,394	$8,169	$4,091	$2,108	$65,792

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.	FDIC LOSS SHARE RECEIVABLE

A significant portion of the Company’s loan and other real estate assets are covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse the Company 80% of all covered losses as well as certain expenses incurred in connection with those assets. The Company estimated the amount that will be received from the FDIC under the loss share agreements that will result from losses incurred as the Company disposes of covered assets, and the Company has recorded the estimate as a receivable from the FDIC. The Company discounted the receivable for the expected timing and receipt of those cash flows using a risk free rate plus a premium for risk. The accretion of the FDIC receivable discount is recorded into noninterest income using the level yield method over the estimated life of the receivable.

The FDIC receivable for loss share agreements is measured separately from the related covered assets because it is not contractually embedded in the assets and is not transferable if the Company sells the assets. The Company reviews and updates the fair value of the FDIC receivable at each reporting date in conjunction with the re-estimation of cash flows. Increases in expected cash flows on covered FDIC-acquired loans impact the FDIC loss-share receivable by reducing the receivable over the shorter of the estimated life of the loan or the expected life of the indemnification asset.  Conversely, decreases in expected cash flows first impact accretable discounts to the extent available and then impact the allowance for loan losses while also increasing the FDIC loss-share receivable.  The FDIC receivable fluctuates as loss estimates and expected cash flows related to covered loans and other real estate owned change.

The following tables provide changes in the loss-share receivable from the FDIC for the periods indicated.

For the period ended June 30, 2013:
(dollars in thousands)
Balance, December 31, 2012	$60,731
Clawback liability reclassified from asset	703
Decrease in expected losses on covered assets	(350)
Accretion included in noninterest income	(5,775)
Reimbursements from the FDIC	(7,203)
Balance, June 30, 2013	$48,106

For the year ended December 31, 2012:
(dollars in thousands)
Balance, December 31, 2011	$83,901
Decrease in expected losses on covered assets	(1,042)
Accretion included in noninterest income	(5,028)
Reimbursements from the FDIC	(17,100)
Balance, December 31, 2012	$60,731

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.	OTHER REAL ESTATE OWNED (OREO)

The following table provides a summary of information pertaining to other real estate owned (“OREO”) for periods ended June 30, 2013 and December 31, 2012.

	OREO	Covered OREO	Total
	(dollars in thousands)
Balance, December 31, 2012	$3,242	$9,467	$12,709
Acquired in Frontier acquisition	786	-	786
Additions	836	2,063	2,899
Sales	(704)	(3,207)	(3,911)
Writedowns	(26)	(508)	(534)
Balance, June 30, 2013	$4,134	$7,815	$11,949

	OREO	Covered OREO	Total
	(dollars in thousands)
Balance, December 31, 2011	$3,362	$10,047	$13,409
Additions	2,695	8,152	10,847
Sales	(2,366)	(7,969)	(10,335)
Writedowns	(449)	(763)	(1,212)
Balance, December 31, 2012	$3,242	$9,467	$12,709

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

The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held for sale are sold within a few weeks of origination, they are unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value during the six months ended June 30, 2013 and twelve months ended December 31, 2012.

The following tables present financial assets measured at fair value at June 30, 2013 and December 31, 2012, on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected.  The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the mortgage loans held for sale and interest rate lock commitments referenced in the following tables.

	Recurring Fair Value Measurements at June 30, 2013
	Total Carrying Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets
Available for sale investment securities:
U.S. Government sponsored agencies (GSEs)	$52,101	$-	$52,101	$-
State and municipal securities	48,668	-	48,668	-
Corporate debt securities	1,007	-	1,007	-
GSE residential mortgage-backed securities	203,113	-	203,113	-
Equity securities	456	249	207	-
Total available for sale investment securities	305,345	249	305,096	-
Mortgage loans held for sale	43,545	-	43,545	-
Interest rate swap – cash flow hedge	1,145	-	1,145	-
Other assets(1)	727	-	-	727
Total assets at fair value	$350,762	$249	$349,786	$727

Liabilities
Total liabilities at fair value	$-	$-	$-	$-

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

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

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the six months ended June 30, 2013 and the year ended December 31, 2012.  There were no transfers into or out of Level 3. There were no transfers between Level 1 and Level 2 during these periods.

The six months ended June 30, 2013:	Other Assets(1)
(dollars in thousands)
Beginning balance, December 31, 2012	$287
Total gains (losses) included in earnings:(2)
Issuances	1,496
Settlements, closed loans and expirations	(1,056)
Total gains (losses) included in other comprehensive income	-
Ending balance, June 30, 2013(3)	$727

The year ended December 31, 2012:	Other Assets(1)
(dollars in thousands)
Beginning balance, December 31, 2011	$-
Total gains (losses) included in earnings:(2)
Issuances	437
Settlements, closed loans and expirations	(150)
Total gains (losses) included in other comprehensive income	-
Ending balance, December 31, 2012(3)	$287

(1)	Includes mortgage related IRLCs and derivative financial instruments entered into to hedge interest rate risk.
(2)	Amounts included in earnings are recorded in mortgage banking activities.
(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

A significant unobservable input utilized in the determination of fair value of other assets was a pull through rate, which was 85% as of June 30, 2013. A pull through rate is management’s assumption as to the percentage of loans in the pipeline that will close and eventually fund. It is based on the Company’s historical fall-out activity. Significant increases in this input in isolation would result in a significantly higher fair value measurement and significant decreases would result in a significantly lower fair value measurement. In addition, the fair value of an IRLC includes mortgage servicing rights that do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.	FAIR VALUE MEASUREMENTS (Continued)

	For Items Measured at Fair Value Pursuant to Election of the Fair Value Option: Fair Value Gain (Loss) related to Mortgage Banking Activities
	Three Months Ended
	June 30, 2013	June 30, 2012
	(dollars in thousands)
Mortgage banking activities	$(241)	$-

	Six Months Ended
	June 30, 2013	June 30, 2012
	(dollars in thousands)
Mortgage banking activites	$(15)	$-

The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale including escrow for which the fair value option (“FVO”) has been elected as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	Aggregate Fair Value	Aggregate Unpaid Principal Balance with Escrow Under FVO	Fair Value Under Unpaid Principal

Loans held for sale	$43,545	$43,669	$(124)

	December 31, 2012
	Aggregate Fair Value	Aggregate Unpaid Principal Balance with Escrow Under FVO	Fair Value Over Unpaid Principal

Loans held for sale	$15,608	$15,277	$331

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.	FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value on a Non-Recurring Basis

Certain financial assets are measured at fair value on a non-recurring basis. Adjustments to the fair market value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

OREO (including covered):   Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed assets as non-recurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as non-recurring Level 3.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.	FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes financial assets measured at fair value on a non-recurring basis:

	Non-Recurring Fair Value Measurements at June 30, 2013
	Total Carrying Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets
Impaired Loans(1)	$14,232	$-	$-	$14,232
OREO	4,134	-	-	4,134
Covered OREO	7,815	-	-	7,815
Total	$26,181	$-	$-	$26,181

	Non Recurring Fair Value Measurements at December 31, 2012
	Total Carrying Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets
Impaired Loans(1)	$14,684	$-	$-	$14,684
OREO	3,242	-	-	3,242
Covered OREO	9,467	-	-	9,467
Total	$27,393	$-	$-	$27,393

(1) Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses. Fair values are determined using independent third party valuations and borrower records, discounted as appropriate (Level 3).

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a non-recurring basis using Level 3 valuation inputs:

Quantitative Information about Level 3 Fair Value Measurements:

(dollars in thousands)	Fair Value at June 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)

Impaired loans	$14,232	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (69%)

OREO	4,134	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (73%)

Covered OREO	7,815	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (71%)

(1)	Fair value is generally based on appraisals of the underlying collateral.

(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments such as historical loss experience on the type of collateral.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.	FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Not Measured at Fair Value on a Recurring or Non-Recurring Basis

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

FDIC Loss-Share Receivable:  Because the FDIC will reimburse the Company for certain acquired loans, should the Company experience a loss, an indemnification asset is recorded at fair value at the acquisition date.  The indemnification asset is recognized at the same time as the indemnified loans and measured on the same basis, subject to collectability or contractual limitations. The shared-loss agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties.  The shared-loss agreements continue to be measured on the same basis as the related indemnified loans, and the loss share receivable is impacted by changes in estimated cash flows associated with these loans.

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

		Fair Value Measurements at June 30, 2013
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
		(dollars in thousands)
Assets
Cash and short-term investments	$67,627	$67,627	$67,627	$-	$-
Other investments	7,002	7,002	-	-	7,002
Loans,excluding covered loans	712,745	725,093	-	-	725,093
Covered loans	57,176	57,176	-	-	57,176
FDIC loss-share receivable	48,106	48,106		-	48,106
Total assets at fair value	$892,656	$905,004	$67,627	$-	$837,377

Liabilities
Deposits	$1,065,931	$1,055,119	$-	$-	$1,055,119
Federal funds purchased and securities sold under repurchase agreements	33,094	37,869	-	-	37,869
Other borrowings	101,940	98,895	-	-	98,895
Total liabilities at fair value	$1,200,965	$1,191,883	$-	$-	$1,191,883

		Fair Value Measurements at December 31, 2012
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3
		(dollars in thousands)
Assets
Cash and short-term investments	$43,692	$43,692	$43,692	$-	$-
Other investments	5,340	5,340	-	-	5,340
Loans,excluding covered loans	597,579	607,018	-	-	607,018
Covered loans	72,425	72,425	-	-	72,425
FDIC loss-share receivable	60,731	60,731		-	60,731
Total assets at fair value	$779,767	$789,206	$43,692	$-	$745,514

Liabilities
Deposits	$869,554	862,726	$-	$-	$862,726
Federal funds purchased and securities sold under repurchase agreements	33,219	32,812	-	-	32,812
Other borrowings	60,000	63,985	-	-	63,985
Total liabilities at fair value	$962,773	$959,523	$-	$-	$959,523

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

The Company recognized an after-tax unrealized gain on its cash flow hedge in other comprehensive income of $687,000 as of June 30, 2013.

The Company recognized a $1.1 million cash flow hedge asset in other assets on the balance sheet at June 30, 2013.  There was no ineffectiveness in the cash flow hedge during the three and six months ended June 30, 2013.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes.  As of June 30, 2013, the Company was not required to provide collateral for the derivative.  Also, the Company has a netting agreement with the counterparty.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Derivative Instruments – Mortgage Lending Activities

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale for which the fair value option has been elected. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing rights. Derivative instruments used include forward commitments, mandatory commitments and best effort commitments. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. A net gain of $257,000 and $439,000, respectively, was recorded for all related commitments for the three and six months ended June 30, 2013.

The Company’s risk management derivatives are based on underlying risks primarily related to interest rates and forward sales commitments. Forwards are contracts for the delayed delivery or net settlement of an underlying instrument, such as a mortgage loan, in which the seller agrees to deliver on a specified future date, either a specified instrument at a specified price or yield or the net cash equivalent of an underlying instrument. These hedges are used to preserve the Company’s position relative to future sales of loans to third parties in an effort to minimize the volatility of the expected gain on sale from changes in interest rate and the associated pricing changes, see Note 9 Fair Value Measurements for further information.

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

	Contract Amount
	June 30, 2013	December 31, 2012
	(dollars in thousands)
Fannie Mae mortgage-backed securities Forward commitments	$24,500	$13,500
Mandatory loan sale commitments	-	-
Best efforts sale commitments	86,540	18,366
Total commitments	$111,040	$49,107

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

Three months ended June 30, 2013	Bank	Mortgage Banking	Holding Company	Totals

	(dollars in thousands)
Net interest income	$15,489	$737	$-	$16,226
Provision for loan losses	668	-	-	668
Noninterest income	(236)	2,799	6	2,569
Noninterest expense	11,066	3,240	249	14,555
Income tax expense (benefit)	900	91	(79)	912
Segment profit (loss)	2,619	$205	$(164)	$2,660

Segment assets at June 30, 2013	$1,276,851	$46,854	$10,581	$1,334,016

Three months ended June 30, 2012	Bank	Mortgage Banking	Holding Company	Totals

	(dollars in thousands)
Net interest income	$10,115	$44	$-	$10,159
Provision for loan losses	1,091	-	-	1,091
Noninterest income	3,650	29	-	3,679
Noninterest expense	10,463	(18)	229	10,674
Income tax expense (benefit)	727	35	(49)	713
Segment profit (loss)	1,484	$56	$(180)	$1,360

Segment assets at June 30, 2012	$1,034,284	$7,085	$21,291	$1,063,426

Six months ended June 30, 2013	Bank	Mortgage Banking	Holding Company	Totals

	(dollars in thousands)
Net interest income	$28,325	$1,145	$-	$29,470
Provision for loan losses	1,153	-	-	1,153
Noninterest income	4,339	4,592	12	8,943
Noninterest expense	22,028	5,446	435	27,909
Income tax expense (benefit)	2,821	90	(148)	2,763
Segment profit (loss)	6,662	$201	$(275)	$6,588

Six months ended June 30, 2012	Bank	Mortgage Banking	Holding Company	Totals

	(dollars in thousands)
Net interest income	$19,639	$244	$-	$19,883
Provision for loan losses	1,491	-	-	1,491
Noninterest income	6,177	286	-	6,463
Noninterest expense	20,676	366	433	21,475
Income tax expense (benefit)	1,117	59	(127)	1,049
Segment profit (loss)	2,532	$105	$(306)	$2,331

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.	ACQUISITION ACTIVITY

Frontier Bank

On March 8, 2013, HeritageBank of the South entered into a definitive whole-bank purchase and assumption agreement with the Federal Deposit Insurance Corporation (“FDIC”) to acquire Frontier, a full-service bank based in LaGrange, Georgia.  The Georgia Department of Banking and Finance closed Frontier Bank and, by Order of the Georgia Superior Court, appointed the FDIC as Receiver.  The Bank acquired a majority of all assets, with the exception of certain loans and all the OREO as of the bid valuation date of December 19, 2012, and assumed substantially all of the liabilities of Frontier.

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

The fair values of the assets acquired and liabilities assumed in conjunction with the acquisition as of the closing date are detailed in the following table:

	Acquired	Fair Value and Other Adjustments		As Recorded by the Company
Assets	(dollars in thousands)
Cash and cash equivalents	$55,660	$97,519	(a)	$153,179
Securities available to sale	22,241	-		22,241
FHLB and other bank stock	1,897	-		1,897
Loans	98,041	(24,715	)(b)	73,326
Other real estate owned	1,620	(834	)(c)	786
Core deposit intangible	-	625	(d)	625
Other assets	1,788	-		1,788
Total assets	$181,247	$72,595		$253,842

Liabilities
Noninterest-bearing deposits	$23,683	$-		$23,683
Interest-bearing deposits	187,896	507	(e)	188,403
Other borrowings	32,068	5,210	(f)	37,278
Deferred tax liability	-	1,675	(g)	1,675
Other liabilities	289	-		289
Total Liabilities	$243,936	$7,392		$251,328
Liabilities assumed over assets acquired	$62,689
Aggregate fair value adjustments		$65,203
Gain on acquisition, net of tax				$2,514

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

The Company did not immediately acquire the real estate, banking facilities, furniture and equipment of Frontier as part of the purchase and assumption agreement.  However, the Company subsequently purchased the fixed assets of Frontier from the FDIC at fair value in the amount of $5.0 million during the second quarter of 2013.

NOTE 13.	SUBSEQUENT EVENTS

Subsequent events and transactions that occurred after June 30, 2013 but prior to August 9, 2013, the date these financial statements were available to be issued, have been evaluated for potential recognition or disclosure in these financial statements.  There were no subsequent events that require disclosure in the financial statements.

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

General.  Heritage is a $1.3 billion bank holding company headquartered in Albany, Georgia.  The principal business of Heritage is operating its wholly owned subsidiary, HeritageBank.  Heritage primarily conducts commercial banking, retail banking, mortgage banking and wealth management activities through its bank subsidiary.  As of June 30, 2013, HeritageBank operated in Georgia, Florida and Alabama through 29 full-service branch locations, 12 mortgage offices and 4 investment offices. HeritageBank provides credit based products, deposit accounts, corporate cash management, investment support and other services to commercial and retail clients.

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
In April 2012, we opened a commercial banking office in Macon, Georgia, and in June 2012, we completed the purchase of a single branch in Auburn, Alabama.  The Auburn, Alabama branch purchase resulted in the transfer of $11 million in loans and $19 million in deposits.  In August 2012, we hired a new management team to operate our mortgage division, which has led to significant growth in our mortgage business, particularly in the Atlanta, Georgia market.  In March 2013, we completed an FDIC-assisted whole-bank purchase of Frontier Bank, a nine branch full service bank based in LaGrange, Georgia with approximately $98.0 million in loans and $212.0 million in deposits.

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

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments.  The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our customers, in aggregate and by payment due dates.  In addition to the commitments below, we had overdraft protection available in the amounts of $20.2 million at June 30, 2013.

	June 30, 2013
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(In thousands)
Contractual obligations:
Federal Home Loan Bank advances	$-	$20,072	$50,069	$31,799	$101,940
Fed funds purchased and securities sold under repurchase agreement	3,094	10,000	10,000	10,000	33,094
Operating leases (premises)	353	787	575	1,772	3,487
Total advances and operating leases	$3,447	$30,859	$60,644	$43,571	$138,521

Off-balance sheet loan commitments:
Undisbursed portions of loans closed	$-	$-	$-	$-	$-
Commitments to originate loans	90,764	-	-	-	90,764
Unused lines of credit	69,485	7,351	2,769	19,260	98,865
Total loan commitments	160,249	7,351	2,769	19,260	189,629
Total contractual obligations and loan commitments	$163,696	$38,210	$63,413	$62,831	$328,150

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

General.  Total assets increased by $236.5 million, or 21.6%, to $1.334 billion at June 30, 2013, from $1.098 billion at December 31, 2012.  Cash and due from banks increased $13.3 million, or 55.3%, to $37.3 million at June 30, 2013 from $24.0 million at December 31, 2012.  Total interest-earning assets increased $222.5 million, or 24.0%, to $1.149 billion at June 30, 2013, from $0.927 billion at December 31, 2012.  The increase in interest-earning assets was driven by increases in loans of $99.9 million, securities available for sale of $84.0 million, interest-bearing deposits in banks of $9.4 million, loans held for sale of $27.9 million and federal funds sold of $1.3 million.  At the same time, deposits increased $196.4 million, other borrowings increased $41.9 million, federal funds purchased and securities sold under repurchase agreements remained unchanged, and stockholders’ equity decreased $2.1 million.  The growth in securities, loans and deposits for 2013 was primarily driven by the Frontier acquisition.
Cash and Securities.  We increased our liquidity position as a percentage of total assets as a result of the Frontier acquisition because the amount of deposits assumed significantly exceeded the amount of loans and other earning assets acquired.  Cash and securities (including bank deposits and federal funds sold) increased in the aggregate $107.9 million, or 40.7%, to $373.0 million, or 28.0% of total assets, at June 30, 2013, from $265.1 million, or 24.2% of total assets, at December 31, 2012.

At June 30, 2013, our securities portfolio consisted of $52.1 million in U.S. Government agency sponsored securities, $203.1 million U.S. government agency mortgage-backed securities, $48.7 million in state and municipal securities, and $1.5 million in corporate debt and equity securities.  We believe it is probable that we will be able to collect the amounts due under the contractual terms of the securities portfolio.  Therefore we do not believe any securities experienced other than temporary impairment at June 30, 2013.  See Note 4 to the Condensed Notes to the Consolidated Financial Statements contained in this Form 10-Q for additional information.

We expect to lower our excess liquidity balance on a percent of total assets basis in cash, funds due from banks, federal funds sold, and securities throughout 2013.  We believe that utilizing some of our excess liquidity to increase our loan portfolio is a prudent strategy to maintain through 2013.

Loans.  Our loan portfolio increased $99.9 million, or 14.9%, to $769.9 million at June, 2013, from $670.0 million at December 31, 2012.  Overall, the change in the loan portfolio is consistent with our strategy to grow our loans through FDIC-assisted acquisitions and organically through our nonresidential, commercial and industrial, and residential lending. We continue to emphasize commercial lending as noted with the growth in nonresidential coupled with an emphasis on residential real estate lending for mortgage loans, 1-4 family.  Outside of FDIC-acquired loans, all major loan categories reported growth for the year.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below sets forth the amounts and categories of loans in our portfolio at the dates indicated.

	Loans by Type as of
	June 30, 2013	December 31, 2012	June 30, 2012

	(dollars in thousands)
Non-FDIC-acquired loans:
Nonresidential	$234,259	$212,570	$177,307
Multifamily	26,301	21,293	19,639
Farmland	23,447	20,141	18,121
Construction and land	42,753	33,340	31,134
Mortgage loans, 1-4 family	166,199	161,883	148,162
Home equity	29,432	27,345	25,289
Consumer and other	26,889	25,498	24,172
Commercial and industrial	88,828	83,659	58,589
	638,108	585,729	502,413

Loans acquired through FDIC-assisted acquisitions:
Non-covered loans	74,637	11,850	15,202
Covered loans	57,176	72,425	87,386
	131,813	84,275	102,588
Total loans	$769,921	$670,004	$605,001

For the six months ended June 30, 2013, the Frontier acquisition added $62.8 million in non-covered FDIC-acquired loans (at fair value), and we expanded our core loan portfolio by $52.4 million by adding new lending relationships from high-quality borrowers, in part offset by a decline in the covered FDIC-acquired loans of $15.3 million.  We also see more opportunities to take market share from the regional and community banks competing within our market footprint.  We continue to seek opportunities to grow our loan portfolio through organic growth, branch acquisitions, loan purchases, FDIC-assisted opportunities, and whole bank acquisitions.

At June 30, 2013, we had approximately $43.5 million in loans held for sale, which are mortgage loans generated to be sold to investors, as compared to $15.6 million at the end of 2012.  The increase was driven by our continued focus on this line of business which has generated $115.0 million and $163.4 million, respectively, in loan originations for the three and six months ended June 30, 2013.  We anticipate this positive trend in mortgage loan originations held for sale to continue throughout 2013.  We typically hold these loans for less than ninety days and earn the stated rate on the note until they are purchased by the investor and currently have $121,000 of mortgage loans held for sale that are greater than ninety days as of June, 30 2013.  We do not anticipate an issue with selling these loans we have held greater than ninety days to an investor in the foreseeable future.  See Note 9 of the Condensed Notes to Consolidated Financial Statements contained in this Form 10-Q for additional information.

Delinquencies and Non-Performing Assets.  As of June 30, 2013, our total loans delinquent for 30 to 89 days was $934,000 or 0.15% of total loans, excluding FDIC-acquired loans.  At June 30, 2013, our nonperforming assets, excluding FDIC-acquired, totaled $15.3 million, or 1.14% of total assets, compared to $17.3 million, or 1.58% of total assets at December 31, 2012. This $2.0 million, or 11.7%, decrease was primarily driven by the positive resolution of non-performing assets migrating back to performing status during 2013.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our loan portfolio includes FDIC-acquired loans, which are generally recorded at a deep discount from the contractual principal value and accounted for under ASC 310-30.  These loans acquired through FDIC-assisted acquisitions are excluded from the delinquent loan tables below because they are accounted for in a different manner.  See Note 6 of the Condensed Notes to Consolidated Financial Statements contained in this Form 10-Q for more information concerning our FDIC-acquired loans.    Included in non-accruing loans at June 30, 2013 are troubled debt restructurings of $6.5 million, which involve forgiving a portion of interest or principal on loans or making loans at a rate materially below market.

The table below sets forth the amounts and categories of non-performing assets in our portfolio, excluding FDIC-acquired loans and OREO, at the dates indicated.

	June 30, 2013	December 31, 2012	Amount Change	Percent Change
	(Dollars in thousands)

Non-performing loans	$12,223	$14,677	$(2,454)	(16.7	) %
OREO	3,046	2,620	426	16.3
Total	$15,269	$17,297	$(2,028)	(11.7	) %

Non-performing loans, excluding FDIC-acquired loans, decreased to 1.92% of total loans, excluding FDIC-acquired loans, at June 30, 2013 from 2.51% at the end of 2012 primarily driven by the positive trends in our non-performing loans migrating back to performing status after six months of payment performance.  We are cautiously optimistic that the positive trend of non-performing loans, excluding FDIC-acquired loans, will continue to improve as a percentage of total loans, excluding FDIC-acquired loans, for 2013.

OREO, excluding FDIC-acquired assets, increased from $2.6 million at December 31, 2012 to $3.0 million at June 30, 2013.  We continue to aggressively confront credit quality issues in our loan portfolio.  OREO experienced a slight increase driven by additions in excess of sales and write downs for 2013.  We believe the current value of each OREO property represents our estimated disposition value less selling expenses based on current appraisals and market data.  All of these properties are being marketed actively for disposition.  As of June 30, 2013, we had gross proceeds on sales of OREO, excluding covered FDIC-acquired assets, of $704,000 and recorded a net loss of approximately $33,000 on those sales.  See Note 8 of the Condensed Notes to Consolidated Financial Statements contained in this Form 10-Q for more information.

Our internally criticized (watch list) and classified assets, excluding FDIC-acquired loans, totaled $25.8 million at June 30, 2013, compared to $28.2 million at December 31, 2012.  This includes loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.  These balances include the aforementioned nonperforming loans, OREO, and repossessed assets.  These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

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

Allowance for Loan Losses.  Our allowance for loan losses at June 30, 2013 and December 31, 2012 was $9.0 million.   Excluding FDIC-acquired loans, the allowance for loan losses to total loans was 1.42% at June 30, 2013 and 1.55% at December 31, 2012.  This decrease reflects improving credit trends in our loan portfolio, and we are cautiously optimistic the improvement will continue throughout 2013.

The following table sets forth asset quality information, excluding FDIC-acquired loans and assets, for the periods indicated:

	Asset Quality Data (Excluding FDIC-acquired loans and assets) as of
	June 30, 2013	December 31, 2012	June 30, 2012

	(dollars in thousands)
Allowance for loan losses to total loans	1.42%	1.55%	1.61%
Allowance for loan losses to average loans	1.45%	1.62%	1.70%
Allowance for loan losses to non-performing loans	74.02%	61.73%	81.27%

Accruing loans past due 30-89 days	$934	$2,131	$3,215

Nonaccrual loans	12,223	14,677	9,965
Loans - 90 days past due & still accruing	-	-	-
Total non-performing loans	12,223	14,677	9,965
OREO	3,046	2,620	1,519
Total non-performing assets	$15,269	$17,297	$11,484

Non-performing loans to total loans	1.92%	2.51%	1.98%
Non-performing assets to total assets	1.14%	1.58%	1.08%
Net charge-offs QTD to average loans (annualized)	0.45%	0.05%	0.24%
Net charge-offs QTD	$698	$68	$279

For further information on the loan portfolio and allowance for loan losses, see Note 5 of the Condensed Notes to Consolidated Financial Statements contained in this Form 10-Q.

Premises and Equipment. Premises and equipment increased $5.4 million, or 16.4%, at June 30, 2013, primarily driven by the purchase of the real estate, banking facilities, furniture and equipment from the FDIC at fair value in the amount of $5.0 million in connection with the Frontier acquisition.  The remaining increase was driven by capitalized expenses incurred for our Valdosta, Georgia branch during the first quarter of 2013.

Intangible Assets, Goodwill and Other Assets.  Intangible assets and goodwill increased from $4.2 million at December 31, 2012 by $220,000 to $4.4 million at June 30, 2013, driven by the addition of the core deposit intangible from the Frontier acquisition of $625,000 offset by the amortization expense of $405,000 related to core deposit intangibles during 2013.
Cash surrender value of bank owned life insurance (“BOLI”) increased from $23.4 million at December 31, 2012 by $403,000 to $23.8 million at June 30, 2013, driven by the earnings of the BOLI policies for the quarter.  Other assets increased $6.5 million for the first six months of 2013, primarily due to an increase in deferred tax assets of $5.3 million driven by the $3.9 million deferred tax impact of the unrealized loss of the investment portfolio.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Deposits.  Total deposits increased $196.4 million, or 22.6%, to $1.066 billion at June 30, 2013 compared with $0.870 billion at December 31, 2012, primarily driven by the deposits acquired from the Frontier acquisition of $212.1 million, core deposit growth of $21.7 million and wholesale deposit growth of $21.3 million, which was offset in part by $40.8 million in planned time deposit runoff associated with Frontier internet and single service customers and $17.9 million in planned runoff of retail time deposits.

Borrowings and Other Liabilities.  The total amount of other borrowings increased $41.9 million from $60.0 million at December 31, 2012 to $101.9 million at June 30, 2013 driven by the FHLB borrowings we acquired from Frontier and recorded at fair value of $37.3 million offset by the fair market value rate adjustment for the FHLB borrowings reflected as a reduction to interest expense of $430,000.  We also took advantage of the historically low long-term rates and added a $5.0 million 10-year fixed rate FHLB advance during the first quarter of 2013.  The weighted average rate on these other borrowings was 2.24% for 2013 compared to 3.92% for 2012.  Federal funds purchased decreased by $119,000 and securities sold under agreements to repurchase decreased by $6,000 for a total decrease of $125,000, or 0.38%, primarily driven by a decrease in our federal funds purchased from Chattahoochee Bank of Georgia.

Equity.  Total equity decreased $2.1 million to $118.5 million at June 30, 2013, compared with $120.6 million at December 31, 2012, primarily driven by the repurchase of common shares of $5.2 million and other comprehensive loss of $4.3 million, offset in part by net income of $6.6 million, stock-based compensation of $456,000, and the allocation of $377,000 in ESOP shares.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	Three Months Ended June 30,
	2013				2012
	(Dollars in Thousands)
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
Interest-Earning Assets:
Loans	$793,576		$16,620	8.40%	$588,564		$10,738	7.34%
Investment securities	293,516		1,508	2.06	252,894		1,411	2.24
Other short-term investments	80,554		90	0.45	27,935		30	0.43
Total interest-earning assets	1,167,646		18,218	6.26	869,393		12,179	5.63
Non-interest earning assets	185,264				183,747
Total assets	1,352,910				1,053,140

Interest-Bearing Liabilities:
Interest checking, money market, savings	570,606		324	0.23%	470,902		345	0.29%
Time deposits	362,264		717	0.79	289,507		901	1.25
Total interest-bearing deposits	932,870		1,041	0.45	760,409		1,246	0.66
Federal funds purchased and securities sold under repurchase agreements	33,305		332	4.00	32,043		330	4.14
Other borrowings	102,115		512	2.01	35,000		342	3.93
Total interest bearing liabilities	1,068,290		1,885	0.71	827,452		1,918	0.93

Non-interest bearing liabilities:
Demand deposits	147,376				89,763
Other liabilities	15,546				10,842
Total non-interest bearing liabilities	162,922				100,605
Total liabilities	1,231,212				928,057
Shareholder’s equity	121,698				125,083
Total liabilities and shareholder’s equity	1,352,910				1,053,140

Net interest income			$16,333				$10,261
Net interest rate spread				5.55%				4.70%
Net earning assets	$99,356				$41,941
Net interest margin				5.61%				4.75%

Average interest-earning assets to average interest-bearing
Liabilities	1.09	x			1.05	x

Core net interest margin (non-GAAP):
Loans(1)(2)	$793,576		$16,620	8.40%	$588,564		$10,738	7.34%
FDIC-acquired loan discount adjustments(3)	82,508		6,144	29.87	91,414		2,300	10.12
Loans	876,084		10,476	4.80	679,978		8,438	4.99

Adjusted total interest-earning assets	1,250,154		12,074	3.87	960,807		9,879	4.14

Total interest bearing liabilities	$1,068,290		1,885	0.71	$827,452		1,918	0.93

Core net interest income			$10,189				$7,961
Core net interest rate spread				3.17%				3.20%

Core net interest margin				3.27%				3.33%

(1)	Average loan balances includes nonaccrual loans for the periods presented.
(2)	Fully Taxable Equivalent (“FTE”) at the rate of 34%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 34% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	FDIC-acquired loan discount adjustments include the reduction of interest income for FDIC-acquired loan discount accretion excluding contractual interest payments and the increase of core loans for the total balance of FDIC-acquired loan discounts.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,
	2013				2012
	(Dollars in Thousands)

	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
Interest-Earning Assets:
Loans(1)(2)	$746,503		$30,495	8.24%	$576,602		$21,071	7.35%
Investment securities(2)	265,777		2,756	2.09	256,884		2,791	2.18
Other short-term investments	63,180		113	0.36	44,083		81	0.37
Total interest-earning assets	1,075,460		33,364	6.26	877,569		23,943	5.49
Non-interest earning assets	175,981				185,897
Total assets	1,251,441				1,063,466

Interest-Bearing Liabilities:
Interest checking, money market, savings	523,154		611	0.24%	467,821		756	0.32%
Time deposits	342,229		1,484	0.87	304,897		1,753	1.16
Total interest-bearing deposits	865,383		2,095	0.49	772,718		2,509	0.65
Federal funds purchased and securities sold under repurchase agreements	33,787		660	3.94	32,926		661	4.04
Other borrowings	84,140		933	2.24	35,000		683	3.92
Total interest bearing liabilities	983,310		3,688	0.76	840,644		3,853	0.92

Non-interest bearing liabilities:
Demand deposits	133,296				87,325
Other liabilities	13,584				10,209
Total non-interest bearing liabilities	146,880				97,534
Total liabilities	1,130,190				938,178
Shareholder’s equity	121,251				125,288
Total liabilities and shareholder’s equity	1,251,441				1,063,466

Net interest income			$29,676				$20,090
Net interest rate spread				5.50%				4.56%
Net earning assets	$92,150				$36,925
Net interest margin				5.56%				4.60%

Average interest-earning assets to average interest-bearing
Liabilities	1.09	x			1.04	x

Core net interest margin (non-GAAP):
Loans(1)(2)	$746,503		$30,495	8.24%	$576,602		$21,071	7.35%
FDIC-acquired loan discount adjustments(3)	75,167		10,732	28.79	95,387		4,285	9.03
Loans	821,670		19,763	4.85	671,989		16,786	5.02

Adjusted total interest-earning assets	1,150,627		22,632	3.97	972,956		19,658	4.06

Total interest bearing liabilities	$983,310		3,688	0.76	$840,644		3,853	0.92

Core net interest income			$18,944				$15,805
Core net interest rate spread				3.21%				3.14%

Core net interest margin				3.32%				3.27%

(1)	Average loan balances includes nonaccrual loans for the periods presented.
(2)	Fully Taxable Equivalent (“FTE”) at the rate of 34%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 34% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	FDIC-acquired loan discount adjustments include the reduction of interest income for FDIC-acquired loan discount accretion excluding contractual interest payments and the increase of core loans for the total balance of FDIC-acquired loan discounts.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	Three Months Ended June 30,
	2013 vs. 2012
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$3,750	$2,132	$5,882
Investment securities	227	(130)	97
Other short-term investments	57	3	60
Total interest-earning assets	$4,034	$2,005	$6,039

Interest-bearing liabilities:
Interest checking, money market, savings	$73	$(94)	$(21)
Time deposits	227	(411	(184)
Federal funds purchased and securities sold under repurchase agreements	13	(11)	2
Other borrowings	658	(488)	170
Total interest bearing liabilities	$971	$(1,004)	$(33)

Increase in net interest income			$6,072

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,
	2013 vs. 2012
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$6,192	$3,232	$9,424
Investment securities	96	(131)	(35)
Other short-term investments	35	(3)	32
Total interest-earning assets	$6,323	$3,098	$9,421

Interest-bearing liabilities:
Interest checking, money market, savings	$89	$(234)	$(145)
Time deposits	214	(483)	(269)
Federal funds purchased and securities sold under repurchase agreements	17	(18)	(1)
Other borrowings	956	(706)	250
Total interest bearing liabilities	$1,276	$(1,441)	$(165)

Increase in net interest income			$9,586

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three and Six Month Periods Ended June 30, 2013 and 2012

General.  During the three and six months ended June 30, 2013, we recorded net income of $2.7 million and $6.6 million, respectively, compared to net income of $1.4 million and $2.3 million, respectively, for the same periods in 2012.  Basic and diluted earnings per share for the three and six months ended June 30, 2013 were $0.36 and $0.88, respectively, compared to basic and diluted earnings per share of $0.17 and $0.29, respectively, for the same periods in 2012.  The improvement in operating results for the three and six months ended June 30, 2013 was primarily driven by growth in net interest income and noninterest income partially offset by an increase in noninterest expense.

Interest Income.  Total interest income for the three and six months ended June 30, 2013 increased $6.0 million and $9.4 million, respectively, or 50.0% and 39.7%, respectively, compared to the same periods in 2012.   The increase was due to growth in average interest-earning assets for the three and six months ended June 30, 2013 of $298.3 million and $197.9 million, respectively, compared to the same periods in 2012 primarily driven by organic loan growth and the Frontier acquisition.  Also positively impacting interest income was the balance sheet structural shift from lower yielding investment securities and short-term investments to higher yielding loans as a percentage of interest-earning assets.  Moreover, the yield on interest-earning assets improved 63 basis points and 77 basis points compared to the same periods in 2012.

Interest income on loans, after adjusting for the impact of tax-exempt obligations, for the three and six months ended June 30, 2013 increased $6.0 million and $9.4 million, respectively, to $16.6 million and $30.5 million, respectively, compared to $10.7 million and $21.1 million, respectively, for the same periods in 2012.  The increase in interest income on loans was primarily the result of the Frontier acquisition and the organic loan growth experienced throughout our market footprint which helped increase our average loan portfolio balance for the three and six months ended June 30, 2013 by $205.0 million and $169.9 million, respectively, as compared to the same periods in 2012.  The increase in interest income was also positively impacted for the three and six months ended June 30, 2013 by an increase in the weighted average yield on loans of 106 basis points and 89 basis points compared to the same periods in 2012 driven by improved accretion on FDIC-acquired loans.

Interest income on investment securities, after adjusting for the impact of tax-exempt obligations, for the three and six months ended June 30, 2013 was $1.5 million and $2.8 million, respectively, compared to $1.4 million and $2.8 million, respectively, for the same periods in 2012.  The weighted average yield on investments for the three and six months ended June 30, 2013 decreased 18 basis points and nine basis points, respectively, which negatively impacted the interest income on investment securities compared to the weighted average yield on investments for the same periods in 2012.  However, growth in the average balance of investment securities for the three and six months ended June 30, 2013 of $40.6 million and $8.9 million, respectively, positively impacted the interest income on investments compared to the same periods in 2012 as excess liquidity from the Frontier acquisition was placed into investment securities.  We anticipate the yield on our investment portfolio to improve during 2013 as a result of the current steepening yield curve that will allow us to reinvest maturing investments at higher yields.

Interest income on other short-term investments for the three and six months ended June 30, 2013 increased to $90,000 and $113,000, respectively, compared to $30,000 and $81,000, respectively, for the same periods in 2012.  The improvement in interest income on other short-term investments was driven by growth in the average balance of other short-term investments for the three and six months ended June 30, 2013 of $52.6 million and $19.1 million, respectively, compared to the same periods in 2012 primarily driven by the Frontier acquisition.  The average yield on other short-term investments remained relatively unchanged for the three and six months ended June 30, 2013 at 0.45% and 0.36%, respectively, compared to the same periods in 2012.

Interest Expense.  Total interest expense for the three and six months ended June 30, 2013 decreased $33,000 and $165,000, respectively, or 1.7% and 4.3%, respectively, compared to the same periods in 2012.  The decrease in interest expense was primarily the result of a decline in the weighted average cost of interest-bearing liabilities for the three and six months ended June 30, 2013 of 22 basis points and 16 basis points, respectively, to 0.71% and 0.76%, respectively, as compared to the same periods in 2012 as we better manage our deposit interest rates.  The decrease in the weighted average cost of interest-bearing liabilities was in part offset by growth in the average balance of interest-bearing liabilities for the three and six months ended June 30, 2013 of $240.8 million and $142.7 million, respectively, compared to the same periods in 2012 driven by the Frontier acquisition.  We anticipate the cost of interest-bearing liabilities to slightly increase during 2013 as a result of the steepening yield curve driven by the repricing of time deposits.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense on deposits for the three and six months ended June 30, 2013 decreased $205,000 and $414,000, respectively, compared to the same periods in 2012.  The decrease in interest expense on deposits for the three and six months ended June 30, 2013 was driven by a decline in the weighted average cost on deposits of 21 basis points and 16 basis points, respectively, compared to the same periods in 2012.  The decrease in interest expense was in part offset by growth in interest-bearing deposits for the three and six months ended June 30, 2013 of $172.5 million and $92.7 million, respectively, compared to the same periods in 2012.

Interest expense on federal funds purchased and securities sold under repurchase remained relatively the same for the three and six months ended June 30, 2013 compared to the same periods in 2012.  We anticipate a modest increase in securities sold under repurchase agreements during 2013 as we focus our efforts on cash services for commercial customers.

 Interest expense on other borrowings, consisting of FHLB advances, for the three and six months ended increased $170,000 and $250,000, respectively, compared to the same periods in 2012.  The increase in the interest expense on other borrowings for the three and six months ended June 30, 2013 was primarily driven by an increase in the average balance of other borrowings of $67.1 million and $49.1 million, respectively, compared to the same periods in 2012 driven by our strategy to take advantage of historically low interest rates to fund future loan growth.  However, the increase in interest expense for the three and six months ended June 30, 2013 was offset in part by a significant reduction in the weighted average rate paid on these borrowings of 192 basis points and 168 basis points, respectively, compared to the same periods in 2012.

Net Interest Income.  Net interest income for the three and six months ended June 30, 2013 increased $6.1 million and $9.6 million, respectively, or 59.7% and 48.2%, respectively, compared to the same periods in 2012.  The overall increase was primarily driven by an increase in the yield and balance of interest-earning assets on top of a decline in the cost of interest-bearing liabilities partially offset by balance growth in interest-bearing liabilities.  The net interest spread for the three and six months ended June 30, 2013 increased 85 basis points and 94 basis points, respectively, compared to the same periods in 2012 while the net interest margin for the three and six months ended June 30, 2013 improved 86 basis points and 96 basis points, respectively, compared to the same periods in 2012.  The primary reason the net interest margin increased significantly for the three and six months ended June 30, 2013 was the result of increased loan accretion for FDIC-acquired loans increasing the weighted average yield on loans by 106 basis points and 89 basis points, respectively, compared to the same periods in 2012.  We also expect loan accretion for FDIC-acquired loans to continue to positively impact the net interest margin for 2013.

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

Provision for Loan Losses.  During the three and six months ended June 30, 2013, we reduced provision for loan losses expense by $423,000 and $338,000, respectively, compared to the same periods in 2012.  The decrease in provision expense for the three and six months ended June 30, 2013 was the result of a decline of $110,000 and $60,000, respectively, related to non-covered loans primarily driven by improving credit quality coupled with a reduction of $310,000 and $275,000, respectively, related to individually assessed FDIC-acquired covered loans where 80% of the expense related to covered loans is reimbursable from the FDIC.  We include five years of historical losses in our allowance calculation for all periods.  The use of this timeframe has recently resulted in an overall increase in historical losses.  However, offsetting the upward trend in losses is a change in the portfolio mix where loan growth has occurred.  Specifically, positive growth occurred in nonresidential loans as a percentage of the loan portfolio, which carries a lower historical loss rate compared to other loan categories.  In addition, criticized and classified loans have decreased as a percentage of the overall loan portfolio.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the provision for loan losses in more detail for the periods indicated.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
		(Dollars in thousands)
Provision for loan losses – non-covered	$640	$750	$1,090	$1,150
Provision for loan losses – FDIC-acquired non-covered	-	3	-	3
Provision for loan losses – non-covered	640	753	1,090	1,153
	28	338	63	338
Provision for loan losses – FDIC-acquired covered
Provision for loan losses	$668	$1,091	$1,153	$1,491

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

	Three Months Ended June 30,
	2013	2012	$ Chg	% Chg
	(Dollars in thousands)

Service charges on deposit accounts	$1,297	$1,135	$162	14.3%
Bankcard services income	831	831	-	-
Other service charges, commissions and fees	157	73	84	115.1
Brokerage fees	536	462	74	16.0
Mortgage banking activities	2,799	938	1,861	198.4
Bank-owned life insurance	201	211	(10)	(4.7)
Other	124	101	23	22.8
Total noninterest income	$5,945	$3,751	$2,194	58.5%
Noninterest income as a percentage of average assets (annualized)	1.76%	1.42%

The increase in service charges on deposit accounts was primarily driven by an increase in fees for services per account and an increase in overdraft fees primarily driven by our overall customer base increase.     The increase in mortgage banking activities was primarily driven by increased volume resulting in our focus of expanding our mortgage banking business compared to the prior year.  We anticipate this positive trend in mortgage banking activities to continue to grow throughout 2013.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,
	2013	2012	$ Chg	% Chg
	(Dollars in thousands)

Service charges on deposit accounts	$2,451	$2,156	$295	13.7%
Bankcard services income	1,593	1,654	(61)	(3.7)
Other service charges, commissions and fees	256	158	98	62.0
Brokerage fees	1,017	908	109	12.0
Mortgage banking activities	4,592	1,627	2,965	182.2
Bank-owned life insurance	403	351	52	14.8
Other	218	135	83	61.5
Total noninterest income	$10,530	$6,989	$3,541	50.7%
Noninterest income as a percentage of average assets (annualized)	1.68%	1.31%

Noninterest Expense.  A summary of noninterest expense, excluding acquisition related expenses, loss on sales and write-down of FDIC-acquired OREO and foreclosed FDIC-acquired asset expenses, is presented in the table below.

	Three Months Ended June 30,
	2013	2012	$ Chg	% Chg

	(Dollars in thousands)
Salaries and employee benefits	$8,185	$5,460	$2,725	49.9%
Equipment	934	707	227	32.1
Occupancy	903	688	215	31.3
Advertising and marketing	349	214	135	63.1
Legal and accounting	168	222	(54)	(24.3)
Consulting & other professional fees	133	118	15	12.7
Directors fees and retirement	157	126	31	24.6
Telecommunications	311	288	23	8.0
Supplies	139	145	(6)	(4.1)
Data processing fees	995	875	120	13.7
(Gain) loss on sales and write-downs of OREO	58	(141)	199	(141.1)
Foreclosed asset expenses	227	218	9	4.1
FDIC insurance and other regulatory fees	278	265	13	4.9
Deposit intangible expenses	211	195	16	8.2
Other operating	1,170	1,008	162	16.1
Total noninterest expenses	$14,218	$10,388	$3,830	36.9%
Noninterest expenses as a percentage of average assets (annualized)	4.20%	3.95%

The increase in salaries and employee benefits was primarily due to the net addition of 82 full-time equivalent employees (“FTE’s”), a 25.7% increase from the prior year, related primarily to the mortgage banking expansion and our Frontier acquisition which added 46 FTE’s and 37 FTE’s, respectively.

The increases in equipment, occupancy, data processing, advertising and marketing and other operating expenses were primarily due to the mortgage banking expansion and the Frontier acquisition.

Loss on sales and write-downs of OREO was up from the prior year related to our continued efforts to aggressively resolve problem assets.

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,
	2013	2012	$ Chg	% Chg

	(Dollars in thousands)
Salaries and employee benefits	$14,615	$10,995	$3,620	32.9%
Equipment	1,748	1,374	374	27.2
Occupancy	1,757	1,344	413	30.7
Advertising and marketing	536	395	141	35.7
Legal and accounting	288	341	(53)	(15.5)
Consulting & other professional fees	229	237	(8)	(3.4)
Directors fees and retirement	314	290	24	8.3
Telecommunications	543	520	23	4.4
Supplies	274	299	(25)	(8.4)
Data processing fees	1,946	1,696	250	14.7
(Gain) loss on sales and write-downs of other real estate owned	33	(148)	181	(122.3)
Foreclosed asset expenses	442	440	2	0.5
FDIC insurance and other regulatory fees	534	509	25	4.9
Deposit intangible expenses	405	396	9	2.3
Other operating	2,110	1,834	276	15.0
Total noninterest expenses	$25,774	$20,522	$5,252	25.6%
Noninterest expenses as a percentage of average assets (annualized)	4.12%	3.86%

The acquisition related expenses for the three and six months ended June 30, 2013 increased $79,000 and $540,000, respectively, compared to the same periods in 2012 driven by expenses related to the Frontier acquisition.

Income Tax Expense.  Income tax expense for the three and six months ended June 30, 2013 increased $199,000 and $1.7 million, respectively, compared to the same periods in 2012, and the effective tax rate for the three and six months ended June 30, 2013 was 25.5% and 29.5%, respectively, compared to 34.4% and 31.0%, respectively, for the same periods in 2012.

Accounting for FDIC-Assisted Acquisitions

General.  We perform ongoing assessments of the estimated cash flows of our FDIC-acquired loan portfolios accounted under ASC 310-30.  At June 30, 2013, the fair value of the FDIC-acquired loan portfolios consisted of $57.2 million in covered and $74.6 million in non-covered loans compared with $72.4 million in covered and $11.9 million in non-covered loans for 2012.  The principal balance of the FDIC-acquired loan portfolios totaled $210.0 million at June 30, 2013 compared with $152.1 million at December 31, 2012.  The increase in FDIC-acquired loans was driven by the Frontier acquisition, which added $73.3 million of non-covered loans, offset in part by portfolio paydowns and resolutions of $15.4 million.

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

Index
During the three and six months ended June 30, 2013, the FDIC-acquired loan pools did not experience any charge-offs or record any increase in allowance for loan losses but did experience improvement in cash flows, which positively impacted the FDIC-acquired loan accretion related to the pooled loans.  During the three and six months ended June 30, 2013, the FDIC-acquired loans individually assessed experienced reduced charge-offs of $28,000 and $63,000, respectively, related to inadequate discounts as a result of the re-estimation of cash flows for such loans compared to $341,000 for each of the same periods in 2012.  The charge-offs for FDIC-acquired loans individually assessed did not increase the allowance for loan losses as of June 30, 2013.

FDIC Loss-Share Receivable.  At June 30, 2013, the FDIC loss-share receivable associated with covered FDIC-acquired assets decreased $12.6 million to $48.1 million, or 38.3% of the principal balance of covered FDIC-acquired assets, compared to $60.7 million, or 38.9% of the principal balance of covered FDIC-acquired assets at December 31, 2012. The principal balance of the covered FDIC-acquired assets totaled $125.6 million at June 30, 2013 compared with $156.0 million at December 31, 2012.  The reduction in the FDIC loss-share receivable for 2013 was primarily driven by $7.2 million of reimbursements received from the FDIC and $5.8 million of negative accretion, resulting from the improvement in cash flows for the FDIC-acquired loan pools, included in noninterest income of the consolidated statements of operations.

FDIC Clawback Liability.  At June 30, 2013, we have recorded an FDIC clawback liability of $1.4 million for all FDIC loss share agreements compared to $703,000 at December 31, 2012.  This increase in FDIC clawback liability was driven by an improvement in estimates of expected cash flows for the FDIC-acquired assets covered under loss-sharing agreements.

Noninterest Income. The negative accretion for FDIC loss-share receivable for the three and six months ended June 30, 2013 was $3.4 million and $5.8 million, respectively, compared to negative accretion of $133,000 and $630,000, respectively, for the same periods in 2012.  The increase in negative accretion was primarily driven by the improvement in the expected cash flows of the FDIC-acquired performing loan pools in part offset by increased provision expense on individually assessed FDIC-acquired covered loans.  .

Noninterest Expense. Foreclosed FDIC-acquired asset expenses for the three and six months ended June 30, 2013 were $313,000 and $734,000, respectively, compared to $466,000 and $628,000, respectively, for the same periods in 2012.  FDIC clawback expense for the three and six months ended June 30, 2013 was $124,000 and $690,000, respectively, compared to no FDIC clawback expense for the same periods in 2012.  However, the gain on sale net of write-downs of FDIC-acquired OREO for the three and six months ended June 30, 2013 improved by $2,000 and $152,000, respectively, compared to the same periods in 2012.

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

If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our unpledged investment portfolio.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At June 30, 2013, the Bank had total federal funds credit lines with six correspondent banks of $74.0 million, with no outstanding advances.  The Bank also maintains a credit facility with the FHLB of $159.0 million with total outstanding advances of $97.1 million at June 30, 2013.

At June 30, 2013, total deposits increased $196.4 million, or 22.6%, to $1.066 billion compared to $0.870 billion at December 31, 2012 primarily driven by the deposits acquired from the Frontier acquisition of $212.1 million, core deposit growth of $21.7 million and wholesale deposit growth of $21.3 million, which was offset in part by $40.8 million in planned time deposit runoff associated with Frontier internet and single service customers and $17.9 million in planned runoff of retail time deposits.  Federal funds purchased and securities sold under agreements to repurchase decreased $125,000, or 0.4%, to $33.1 million at June 30, 2013 compared to $33.2 million at December 31, 2012.  Also, FHLB advances increased $41.9 million, or 69.9%, to $101.9 million at June 30, 2013 compared to $60.0 million at December 31, 2012.  The growth in FHLB advances was primarily driven by the FHLB borrowings we acquired in the Frontier acquisition of $37.3 million net of the fair market value rate adjustment recognized as a reduction to interest expense for 2013 of $430,000 coupled with a $5.0 million 10-year fixed rate FHLB advance we added in the first quarter of 2013.

The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Risk Management Committee with day to day responsibility delegated to the Asset/ Liability Management Committee (“ALCO”) and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2013 were considered satisfactory.  At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds.  The Company is aware of no events or trends likely to result in a negative material change in liquidity.

The consolidated statements of cash flows for the six months ended June 30, 2013 detail cash flows from operating, investing and financing activities.  At June 30, 2013, net cash provided by investing activities was $36.6 million, offset by net cash used in operating activities and financing activities of $7.0 million and $16.3 million, respectively, resulting in a net increase in cash and due from banks of $13.3 million to $37.3 million.

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

Regulatory Capital Ratios for the Company and HeritageBank of the South at June 30, 2013

The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities.  The following table reflects the Company’s and the Bank’s compliance at June 30, 2013 with regulatory capital requirements.  These calculations are based on total risk weighted assets of $855.9 million consolidated and $845.3 million for the Bank as of June 30, 2013, and average total assets of $1.4 billion consolidated and $1.4 billion for the Bank for the three months ended June 30, 2013.  These consolidated capital ratios are based on the capital requirements for bank holding companies issued by the Board of Governors of the Federal Reserve System.  The Georgia Department of Banking and Finance, by policy, requires the Bank to maintain 4% of Tier 1 capital to average total assets of the Federal Reserve requirements included in the table.

	Actual		For Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)

Total Capital to Risk Weighted Assets
Consolidated	$131,331	15.3%	$68,468	8.0%	N/	A
HeritageBank of the South	121,651	14.4%	67,628	8.0%	$84,535		10.0%

Tier I Capital to Risk Weighted Assets
Consolidated	122,284	14.3%	34,234	4.0%	N/	A
HeritageBank of the South	112,604	13.3%	33,814	4.0%	50,721		6.0%

Tier I Capital to Average Total Assets
Consolidated	122,284	9.0%	54,138	4.0%	N/	A
HeritageBank of the South	112,604	8.4%	53,798	4.0%	67,247		5.0%

On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank.  On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the Federal Reserve.   The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

Index
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The final rules include new or increased risk-based capital requirements that will be phased in from 2015 to 2019.   The rules add a new common equity Tier 1 capital to risk-weighted assets ratio minimum of 4.5%, increase the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, and decrease the Tier 2 capital that may be included in calculating total risk-based capital from 4.0% to 2.0%.  The final rules also introduce a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets, which is in addition to the Tier 1 and total risk-based capital requirements.   The required minimum ratio of total capital to risk-weighted assets will remain 8.0% and the minimum leverage ratio will remain 4.0%.  The new risk-based capital requirements (except for the capital conservation buffer) will become effective for the Company on January 1, 2015.  The capital conservation buffer will be phased in over four years beginning on January 1, 2016, with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter.  Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

The following chart compares the risk-based capital ratios required under existing Federal Reserve rules to those prescribed under the new final rules described above:

	Current Rules	Final Rules

Common Equity Tier 1:	-	4.5%
Tier 1:	4.0%	6.0%
Total Risk-based Capital:	8.0%	8.0%
Common Equity Tier 1
Capital Conservation Buffer:	-	2.5%

The final rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses and instruments that will no longer qualify as Tier 1 capital.  The final rules also set forth certain changes for the calculation of risk-weighted assets that the Company will be required to implement beginning January 1, 2015.

In addition to the updated capital requirements, the final rules also contain revisions to the prompt corrective action framework.   Beginning January 1, 2015, the minimum ratios for the Bank to be considered well-capitalized will be updated as follows:

	Current Rules	Final Rules

Total Capital:	10.0%	10.0%
Tier 1 Capital:	6.0%	8.0%
Common Equity Tier 1 Capital:	-	6.5%
Leverage Ratio:	5.0%	5.0%

Management is currently evaluating the provisions of the final rules and their expected impact on the Company.  Based on the Company’s current capital composition and levels, management does not presently anticipate that the final rules present a material risk to the Company’s financial condition or results of operations.

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

In order to manage our assets and liabilities and achieve the desired liquidity, credit quality, interest rate risk, profitability and capital targets, we have focused our strategies on:

•	Limiting the percentage of long-term fixed-rate loans within our portfolio;

•	Originating a mix of variable-rate and shorter term fixed-rate loans;

•	Managing deposit relationships for stability and a lower cost of funds position;

•	Increasing retail and wholesale time deposit duration; and

•	Increasing the origination of mortgage loans to be sold to investors.

Index
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Risk Management Committee has oversight over the asset-liability management of the Company.  This committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net income and the market value of portfolio equity.  Market value of portfolio equity is a measurement of the value of the balance sheet at a fixed point in time.  It is summarized as the fair value of assets less the fair value of liabilities.  The committee reviews computations of the value of capital at current interest rates and at alternative interest rates.  The variance in the net portfolio value between current interest rate computations and alternative rate computations represents the potential impact on capital if rates were to change.

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

The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates.  The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings.  The impact on net interest income over a twelve-month period of a shock of 100, 200, 300,  and 400 basis point increase or decrease in market rates is analyzed on a quarterly basis.  We also monitor regulatory required interest rate risk analysis, which simulates more dramatic changes to rates.

The Company’s strategy is to mitigate interest rate risk to the extent possible as part of the Company’s overall business strategy. Based on our analysis of the Company’s overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk.  These strategies aim to achieve neutrality to interest rate risk.  Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates.  As of June 30, 2013, a drop in interest rates would decrease our net interest income and an increase in rates would increase our net interest income, also known as being “asset sensitive.”  The asset sensitivity position was in part driven by our overall balance sheet structure designed to take advantage of rising interest rates.  We plan to maintain our asset sensitivity position by focusing our efforts to extend liabilities and increase variable rate assets.  We feel the level of interest rate risk is at an acceptable level, and it is within our internal policy limits.

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

Effect
Market	on Net
Rate	Interest
Change	Income

+400	9.7%
+300	7.6%
+200	6.2%
+100	3.8%
-100	-6.1%

Index
Quarterly Financial Summary - Unaudited

The following table presents condensed information relating to quarterly periods presented.

	For the Three Months Ended
	June 31, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012
	(dollars in thousands expect per share data)
Results of Operations:
Net interest income	$16,226	$13,244	$14,530	$12,713	$10,159
Provision for loan losses	668	485	2,507	1,934	1,091
Net interest income after provision for loan losses	15,558	12,759	12,023	10,779	9,068
Total noninterest income	2,569	6,376	3,092	4,845	3,679
Total noninterest expense	14,555	13,356	12,314	12,462	10,674
Income before income taxes	3,572	5,779	2,801	3,162	2,073
Applicable income tax	912	1,851	373	1,164	713
Net income	$2,660	$3,928	$2,428	$1,998	$1,360

Per Share Data:
Weighted average shares – basic	7,381,370	7,526,344	7,720,839	7,942,852	8,071,354
Weighted average shares – diluted	7,383,992	7,528,522	7,722,867	7,944,983	8,702,935

Basic earnings per share	$0.36	$0.52	$0.31	$0.25	$0.17
Diluted earnings per share	0.36	0.52	0.31	0.25	0.17

Index
ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) under the Securities Exchange Act (the “Exchange Act”)) as of June 30, 2013, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 40-day period preceding the filing date of this quarterly report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective in ensuring that the information required to disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including its Chief Executive Officer and Chief Financial Officer) in a timely manner; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

b)	Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II –	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In our opinion, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

ITEM 1A.	RISK FACTORS

The Federal Reserve has adopted new capital requirements for financial institutions that may require us to retain or raise additional capital and/or reduce dividends.

On July 2, 2013, the Federal Reserve adopted final rules that, when effective, will increase regulatory capital requirements, implement changes required by the Dodd-Frank Act and implement portions of the Basel III regulatory capital reforms.  In the future, the capital requirements for bank holding companies may require us to retain or raise additional capital, restrict our ability to pay dividends and repurchase shares of our common stock, and restrict our ability to provide certain forms of discretionary executive compensation and/or require other changes to our strategic plans. While we believe our current capital levels would be adequate under the new rules, the impact of these rules cannot yet be fully understood.  The rules could restrict our ability to grow and implement our future business strategies, which could have an adverse impact on our results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the quarter ended June 30, 2013.

Additionally, in April 2013, the Company’s Board of Directors approved another stock repurchase program adding 394,000 shares, or 5% of the Company's currently outstanding common stock, and has extended the program for an additional year.  As a result, the Company has remaining authorization to repurchase up to approximately 349,515 shares that expires in April 2014, unless the program is extended or completed earlier.  As of June 30, 2013, the company had purchased 77,350 shares at an average price of $14.26 per share under the plan for a total of $1.1 million.

The repurchases may be made from time to time in open-market or negotiated transactions as deemed appropriate by the Company and will depend on market conditions.

	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
April	-	$-	-	426,865
May	50,000	$14.27	50,000	376,865
June	27,350	$14.24	27,350	349,515
Total	77,350	$$14.26	77,350	349,515

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

Index
ITEM 6.	EXHIBITS

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2.8	Purchase and Assumption Agreement dated March 8, 2013 by and among the FDIC, receiver of Frontier Bank, Lagrange, Georgia; HeritageBank of the South; and the FDIC in its corporate capacity.	a
12.1	Ratio of Earnings to Fixed Charges	12.1
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	31.2
32	Section 1350 Certifications	32
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

a	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on March 12, 2013.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP, INC.

Date:	August 9, 2013	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2013	By:	/s/ T. Heath Fountain
T. Heath Fountain
Executive Vice President,
Chief Administrative Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)