Form 10-Q
period 2013-09-30
Heritage Financial Group Inc
filed 2013-11-12
CIK 1493491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
Commission File Number 001-34902

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

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date:  At November 12, 2013, there were 7,834,646 shares of issuer’s common stock outstanding.

HERITAGE FINANCIAL GROUP, INC.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	Unaudited September 30,	December 31,
	2013	2012
Assets

Cash and due from banks	$28,862	$23,993
Interest-bearing deposits in banks	13,992	15,393
Federal funds sold	6,900	4,306
Total cash and cash equivalents	49,754	43,692
Securities available for sale, at fair value	303,635	221,406
Federal Home Loan Bank stock, at cost	5,992	4,330
Other equity securities, at cost	1,010	1,010
Loans held for sale	38,042	15,608
Loans	735,249	597,579
Covered loans	53,843	72,425
Less allowance for loan losses	8,894	9,061
Loans, net	780,198	660,943

Other real estate owned	4,335	3,242
Covered other real estate owned	5,909	9,467
Total other real estate owned	10,244	12,709

FDIC loss-share receivable	44,527	60,731
Premises and equipment, net	38,351	33,015
Goodwill and intangible assets, net	4,251	4,235
Cash surrender value of bank owned life insurance	23,986	23,382
Other assets	22,319	16,445

	$1,322,309	$1,097,506

Liabilities and Stockholders' Equity

Noninterest-bearing deposits	$153,163	$116,272
Interest-bearing deposits	899,318	753,282
Total deposits	1,052,481	869,554
Federal funds purchased and securities sold under repurchase agreements	35,393	33,219
Other borrowings	101,667	60,000
Other liabilities	12,234	14,084
Total liabilities	1,201,775	976,857
Commitment and Contingencies
Stockholders' equity
Preferred stock, par value; $0.01; 5,000,000 shares authorized;no shares issued or outstanding	-	-
Common stock, par value $0.01; 45,000,000 shares authorized;7,834,765 and 8,172,486 shares issued and outstanding, respectively	78	82
Capital surplus	78,262	82,154
Retained earnings	54,209	46,299
Accumulated other comprehensive loss, net of tax of $5,621 and $2,566, respectively	(8,431)	(3,849)
Unearned employee stock ownership plan (ESOP) shares, 345,860 and 385,836 shares, respectively	(3,584)	(4,037)
Total stockholders' equity	120,534	120,649
	$1,322,309	$1,097,506

See Notes to Consolidated Financial Statements.

Index
HERITAGE FINANCIAL GROUP, INC AND SUBSIDIARY
Consolidated Statements of Income (Unaudited)
For the Three and Nine Months Ended September 30, 2013 and 2012
(Dollars in Thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income
Interest and fees on loans	$13,452	$13,067	$42,523	$33,747
Interest on loans held for sale	434	342	839	729
Interest on taxable securities	1,155	924	3,116	2,919
Interest on nontaxable securities	318	298	911	891
Interest on federal funds sold	4	3	7	21
Interest on deposits in other banks	30	17	140	80
	15,393	14,651	47,536	38,387

Interest expense
Interest on deposits	982	1,257	3,077	3,766
Interest on other borrowings	853	681	2,446	2,025
	1,835	1,938	5,523	5,791

Net interest income	13,558	12,713	42,013	32,596
Provision for loan losses	350	1,934	1,503	3,424
Net interest income after provision	13,208	10,779	40,510	29,172

Noninterest income
Service charges on deposit accounts	1,577	1,285	4,028	3,441
Bankcard services income	852	783	2,445	2,437
Other service charges, commissions and fees	136	80	392	238
Brokerage fees	561	467	1,578	1,375
Mortgage banking activities	1,953	1,689	7,560	3,316
Bank-owned life insurance	200	210	603	561
Net gain on sales of securities	-	1,484	-	1,554
Net gain (loss) on acquisitions	-	(90)	4,188	(56)
Accretion of FDIC loss-share receivable	(1,499)	(1,122)	(7,275)	(1,752)
Other	138	59	356	194
	3,918	4,845	13,875	11,308

Noninterest expense
Salaries and employee benefits	8,108	6,380	22,723	17,376
Equipment and occupancy	1,932	1,317	5,436	4,035
Advertising and marketing	335	114	871	509
Professional fees	340	354	857	932
Information services expenses	1,335	1,240	3,824	3,456
Net (gain) loss on sales and write-downs of other real estate owned	335	90	368	(58)
Net gain on sales and write-downs of FDIC acquired other real estate owned	(206)	(33)	(433)	(108)
Foreclosed asset expenses	337	177	779	617
Foreclosed FDIC-acquired asset expenses	353	563	1,087	1,191
FDIC insurance and other regulatory fees	293	276	827	785
Acquisition related expenses	280	14	1,220	414
Deposit intangible expense	204	194	609	590
FDIC loss-share clawback expenses	286	484	978	484
Other operating	1,402	1,292	4,096	3,715
	15,334	12,462	43,242	33,938

Income before income taxes	1,792	3,162	11,143	6,542

Income tax expense	470	1,164	3,233	2,213

Net income	$1,322	$1,998	$7,910	$4,329
Earnings per common share:
Basic earnings per share	$0.18	$0.25	$1.07	$0.54
Diluted earnings per share	$0.18	$0.25	$1.05	$0.54
Weighted average-common shares outstanding:
Basic	7,371,804	7,942,852	7,425,940	8,052,462
Diluted	7,483,812	7,944,983	7,519,664	8,054,183

See Notes to Consolidated Financial Statements.

Index
HERITAGE FINANCIAL GROUP, INC AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)
For the Three and Nine Months Ended September 30, 2013 and 2012
(Dollars in Thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$1,322	$1,998	$7,910	$4,329

Other comprehensive income (loss):
Accretion of realized gain on terminated cash flow hedge, net of tax of $- and $20 for the quarter and $- and $59 for the year to date, respectively	-	(29)	-	(88)
Unrealized gain (loss) on cash flow hedge, net of tax (benefit) of $41 and $(9) for the quarter and $1,363 and $(993) for year to date, respectively	62	(13)	2,044	(1,489)
Unrealized holding gains (losses) on investments arising during the period, net of tax (benefit) of $(197) and $591 for the quarter and $(4,417) and $1,278 for the year to date, respectively	(295)	886	(6,626)	1,916
Reclassification adjustment for investment gains included in net income, net of tax benefit of $- and $593 for the quarter and $- and $621 for the year to date, respectively	-	(890)	-	(932)

Total other comprehensive loss	(233)	(46)	(4,582)	(593)

Comprehensive income	$1,089	$1,952	$3,328	$3,736

See Notes to Consolidated Financial Statements.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Nine Months Ended September 30, 2013 (Unaudited)
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

See Notes to Consolidated Financial Statements.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
For the Nine Months Ended September 30, 2013 (Unaudited)
And The Year Ended December 31, 2012
(Dollars in Thousands, except per share data)

						Accumulated
						Other
					Unearned	Compre-
	Common Stock		Capital	Retained	ESOP	hensive
	Shares	Par Value	Surplus	Earnings	Shares	Loss	Total
Balance, December 31, 2012	8,172,486	$82	$82,154	$46,299	$(4,037)	$(3,849)	$120,649
Net income	-	-	-	7,910	-	-	7,910
Exercise of 36,263 stock options	36,263	-	503	-	-	-	503
Forfeiture of 300 shares of restricted common stock	(300)	-	-	-	-	-	-
Repurchase of 373,684 shares of common stock	(373,684)	(4)	(5,259)	-	-	-	(5,263)
Stock-based compensation expense	-	-	686	-	-		686
Other comprehensive loss	-	-	-	-	-	(4,582)	(4,582)
Tax benefit from stock-based compensation plans	-	-	27	-	-	-	27
ESOP shares earned, 39,976 shares	-	-	161	-	453	-	614
Tax on ESOP expense	-	-	(10)	-	-	-	(10)
Balance, September 30, 2013	7,834,765	$78	$78,262	$54,209	$(3,584)	$(8,431)	$120,534

See Notes to Consolidated Financial Statements.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012

OPERATING ACTIVITIES	$7,910	$4,329
Net income
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,912	1,552
Amortization of deposit intangibles	609	590
Provision for loan losses	1,503	3,424
Provision (benefit) for deferred taxes	64	(449)
Net gain on acquisitions	(4,188)	(56)
Net gain on sales of securities available for sale	-	(1,554)
Net (gain) loss on sales and write-downs of other real estate owned	368	(58)
Net gain on sales and write-downs of FDIC-acquired other real estate owned	(433)	(108)
Amortization of available for sale discounts and premiums, net	1,947	3,022
Accretion of FDIC loss-share receivable	7,275	2,236
Increase in bank-owned life insurance	(604)	(561)
ESOP compensation expense	614	496
Stock-based compensation expense	686	626
Accretion of gain on termination of cash flow hedge	-	(147)
Excess tax benefit related to stock-based compensation plans	(27)	(6)
Excess tax (benefit) related to ESOP	10	(56)
Net change in:
(Increase) decrease in loans held for sale	(22,434)	235
(Increase) decrease in interest receivable	(843)	871
Increase (decrease) in interest payable	118	(302)
Decrease in FDIC loss-share receivable	8,928	13,968
Decrease in prepaid FDIC assessment	-	344
Net other operating activities	902	3,666
Total adjustments	(3,593)	27,733
Net cash provided by operating activities	4,317	32,062

INVESTING ACTIVITIES

Proceeds from sales of securities available for sale	32,022	54,400
Proceeds from maturities and calls of securities available for sale	12,005	78,185
Purchases of securities available for sale	(117,006)	(82,682)
Purchase of bank owned life insurance	-	(7,000)
Decrease in interest-bearing deposits in banks	1,401	26,075
Decrease in Federal Home Loan Bank stock	235	862
(Increase) decrease in federal funds sold	(2,594)	10,707
Increase in loans, net	(52,405)	(72,954)
Net cash received from acquisition activity	153,179	5,831
Purchases of premises and equipment	(7,235)	(3,148)
Proceeds from sales of other real estate owned	8,288	9,177

Net cash provided by investing activities	27,890	19,453

See Notes to Consolidated Financial Statements.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
 (Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
FINANCING ACTIVITIES
Decrease in deposits	$(29,158)	$(57,605)
Increase in federal funds purchased and securities sold under repurchase agreements	1,563	784
Proceeds from other borrowings	5,000	-
Excess benefit related to stock-based compensation plans	27	6
Excess (benefit) tax related to ESOP	(10)	56
Proceeds from exercise of stock option	503	-
Repurchase of common stock	(5,263)	(6,235)
Dividends paid to stockholders	-	(1,026)
Net cash used in financing activities	(27,338)	(64,020)

Net increase (decrease) in cash and due from banks	4,869	(12,505)
Cash and due from banks at beginning of period	23,993	34,521
Cash and due from banks at end of period	$28,862	$22,016

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$5,405	$6,069
Income taxes	$3,136	$2,612

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$4,972	$7,028

See Notes to Consolidated Financial Statements.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES

Heritage Financial Group, Inc.  (“Heritage” or the “Company”), a Maryland corporation, was incorporated in May 2010 and organized by Heritage MHC, Heritage Financial Group and HeritageBank of the South (“HeritageBank” or the “Bank”) to facilitate the second-step conversion  from the mutual holding company structure to the stock holding company structure (the “Conversion”).  Upon consummation of the Conversion, which occurred on November 30, 2010, the Company became the holding company for the Bank and a 100% publicly owned stock holding company.  As a result of the Conversion, each share of Heritage Financial Group’s common stock owned by public shareholders was exchanged for 0.8377 shares of the Company’s common stock, with cash being paid in lieu of issuing fractional shares.  All shares and per share information for periods prior to the Conversion have been adjusted to reflect the 0.8377:1 exchange ratio on publicly traded shares.  All references to the Company refer to Heritage Financial Group for periods prior to the completion of the Conversion.

The consolidated financial statements include the accounts of the Company and its subsidiary, the Bank.  Significant intercompany transactions and balances have been eliminated in consolidation.  Certain amounts in the consolidated financial statements for the periods presented have been reclassified to conform to the current period’s presentation and had no effect on previously reported total assets or net income.

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

The accompanying consolidated financial information of the Company as of September 30, 2013 and 2012 is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Basic earnings per share represent income available attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan and unvested shares of issued restricted stock. For the three and nine months ended September 30, 2013, potential common shares of 31,358 and 43,375, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise of such shares would be anti-dilutive.

 The table below sets forth our earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands, except per share amounts)
Basic earnings per share:
Net income	$1,322	$1,998	$7,910	$4,329
Weighted average common shares outstanding	7,371,804	7,942,852	7,425,940	8,052,462
Basic earnings per common share	$0.18	$0.25	$1.07	$0.54

Diluted earnings per share:
Net income	$1,322	$1,998	$7,910	$4,329
Weighted average common shares outstanding	7,371,804	7,942,852	7,425,940	8,052,462
Effect of dilutive stock options and restricted stock	112,008	2,131	93,724	1,721
Weighted average dilutive common shares outstanding	7,483,812	7,944,983	7,519,664	8,054,183
Diluted earnings per common share	$0.18	$0.25	$1.05	$0.54

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.	SHARE BASED COMPENSATION

On May 17, 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “Plan”).  The purpose of the Plan is to promote the long-term growth and profitability of Heritage Financial Group, Inc. to provide directors, advisory directors, officers and employees of Heritage Financial Group, Inc. and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence, and to provide such individuals with an equity interest in Heritage Financial Group, Inc.  Under the Plan, the Compensation Committee of the Board of Directors has discretion to award up to 645,990 shares, of which 461,422 were available as stock options or stock appreciation rights and 184,568 shares were available as restricted stock awards.  As of September 30, 2013, there were approximately 12,800 restricted stock awards and 49,593 options available to be granted from the 2006 Plan.

On June 22, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (the “2011 Plan”).  Under the 2011 Plan, the Compensation Committee has the discretion to award up to 573,481 shares, of which 409,429 were available as stock options or stock appreciation rights and 163,852 were available as restricted stock awards.  On July 1, 2011, the Company granted 117,530 restricted stock awards and 334,870 stock options from this plan. On October 1, 2012, the Company granted 15,600 restricted stock awards and 31,900 stock options from this plan.    There were no awards granted from this plan during the three and nine months ended September 30, 2013. As of September 30, 2013, there were approximately 31,382 restricted stock awards and 49,219 options available to be granted from the 2011 Plan.

The Company granted restricted awards that may not be sold or otherwise transferred until certain restrictions have lapsed.  The unearned compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse (generally one to five years).  The share-based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period.  As of September 30, 2013, there was approximately $957,000 of unrecognized compensation associated with these awards.  For the three months ended September 30, 2013 and 2012, we recognized compensation expense associated with these awards of approximately $84,000 and $75,000, respectively.  For the nine months ended September 30, 2013 and 2012, we recognized compensation expense associated with these awards of approximately $249,000 and $225,000, respectively.

The Company recognized compensation expense related to stock options of approximately $146,000  and $135,000, respectively, for the three months ended September 30, 2013 and 2012, and approximately $437,000  and $400,000, respectively, for the nine months ended September 30, 2013 and 2012, respectively.  At September 30, 2013, there was approximately $1.7 million of unrecognized compensation related to stock options.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2013:	(dollars in thousands)
U.S. Government sponsored agencies (GSEs)	$56,065	$38	$(2,305)	$53,798
State and municipal securities	52,985	442	(3,060)	50,367
GSE residential mortgage-backed securities	203,347	651	(5,019)	198,979
Total debt securities	312,397	1,131	(10,384)	303,144
Equity securities	207	284	-	491
Total securities	$312,604	$1,415	$(10,384)	$303,635

December 31, 2012:
U.S. Government sponsored agencies (GSEs)	$20,996	$50	$(27)	$21,019
State and municipal securities	40,509	1,362	(298)	41,573
Corporate debt securities	1,150	-	(130)	1,020
GSE residential mortgage-backed securities	156,469	1,434	(406)	157,497
Total debt securities	219,124	2,846	(861)	221,109
Equity securities	207	93	(3)	297
Total securities	$219,331	$2,939	$(864)	$221,406

The amortized cost and fair value of debt securities available for sale by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	September 30, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
One year or less	$-	$-	$150	$150
One to five years	6,355	6,296	1,786	1,661
Five to ten years	62,587	60,309	20,920	21,264
Over ten years	40,315	38,051	40,006	40,834
Mortgage-backed securities	203,347	198,979	156,469	157,497
	$312,604	$303,635	$219,331	$221,406

Securities with a carrying value of approximately $125.5 million and $94.6 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.  The balance of pledged securities in excess of the pledging requirements was $26.2 million and $18.0 million at September 30, 2013 and December 31, 2012, respectively.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES (Continued)

The gross realized gains and losses recognized in income are reflected in the following table:

	For the three months ended September 30,
	2013	2012
	(dollars in thousands)
Gross gains recognized on sales of securities	$-	$1,484
Gross losses recognized on sales of securities	-	-
Net realized gains on sales of securities available for sale	$-	$1,484

	For the nine months ended September 30,
	2013	2012
	(dollars in thousands)
Gross gains recognized on sales of securities	$-	$1,761
Gross losses recognized on sales of securities	-	(207)
Net realized gains on sales of securities available for sale	$-	$1,554

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES (Continued)

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
September 30, 2013 :
U.S. Government sponsored agencies (GSEs)	$45,398	$(2,305)	$-	$-	$45,398	$(2,305)
State and municipal securities	31,122	(2,924)	1,350	(136)	32,472	(3,060)
GSE residential mortgage-backed securities	151,626	(4,921)	4,582	(98)	156,208	(5,019)
Subtotal, debt securities	228,146	(10,150)	5,932	(234)	234,078	(10,384)
Equity securities	-	-	-	-	-	-
Total temporarily impaired securities	$228,146	$(10,150)	$5,932	$(234)	$234,078	$(10,384)

December 31, 2012 :
U.S. Government sponsored agencies (GSEs)	$5,481	$(27)	$-	$-	$5,481	$(27)
State and municipal securities	10,981	(226)	1,377	(72)	12,358	(298)
Corporate debt securities	-	-	1,020	(130)	1,020	(130)
GSE residential mortgage-backed securities	62,235	(337)	4,634	(69)	66,869	(406)
Subtotal, debt securities	78,697	(590)	7,031	(271)	85,728	(861)
Equity securities	-	-	204	(3)	204	(3)
Total temporarily impaired securities	$78,697	$(590)	$7,235	$(274)	$85,932	$(864)

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES (Continued)

At September 30, 2013, total unrealized losses increased to $10.4 million, or 4.4% of the temporarily impaired securities, compared to $864,000, or 1.0% of the temporarily impaired securities, at December 31, 2012.  The unrealized losses in 2013 relate principally to 46 agencies, 84 state and municipal obligations, and 116 mortgage-backed securities.  In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition, and the issuer's anticipated ability to pay the contractual cash flows of the investments.

The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2013. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.  At September 30, 2013, the Company held certain investment securities having continuous unrealized loss positions for more than 12 months.  All of these losses were in nine mortgage-backed securities and five municipal securities. The unrealized losses arose from changes in interest rates and market conditions as of September 30, 2013.

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

The Company holds Freddie Mac (“FHLMC”) preferred stock, and OTTI was recorded in the amount of the investment after the U.S. Government placed the company into conservatorship in September 2008.  The preferred stock has been reduced to a nominal book value for tracking purposes.  The investment is currently valued at $276,000. During the twelve months ended December 31, 2008, the Company recognized a write-down of $1.5 million through non-interest income representing other-than-temporary impairment on the investment.

The Company holds a single issue trust preferred security issued by Royal Bank of Scotland (“RBS”).  The security suspended payments under the EU agreement for 24 months beginning April 1, 2011.  The Company valued the security by projecting estimated cash flows using the Moody’s Ba2 marginal default rate.  The difference in the present value and the carrying value of the security was the OTTI credit portion.  During the twelve months ended December 31, 2011, the Company recognized a write-down of $43,000 through non-interest income representing OTTI on the security.  Subsequent to the recorded OTTI on this security, interest payments have resumed and this security is now considered performing.  At September 30, 2013, the book value of the security was recorded at $207,000 and the fair value of the security was $214,000, with $7,000 of unrealized gain recorded in other comprehensive income.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES (Continued)

The following table presents more detail on selective Company security holdings as of September 30, 2013.  These details are listed separately due to the inherent level of risk for OTTI on these securities.

		Current Credit	Book	Fair	Unrealized	Present Value Discounted
Description	Cusip#	Rating	Value	Value	Loss	Cash Flow

Marketable equity securities
FHLMC Preferred Stock	313400657	Ca	$-	$276	$-	$276

Trust preferred securities
RBS Capital Fund	74928K208	B3	207	214	-	214

The following table presents a roll-forward of the cumulative amount of credit losses on the Company’s investment securities that have been recognized through earnings.

	September 30, 2013	December 31, 2012
Beginning balance of credit losses	$1,543	$1,543
Other-than-temporary impairment credit losses	-	-

Ending balance of cumulative credit losses recognized in earnings	$1,543	$1,543

Restricted Equity Securities

The investment in the common stock of the Federal Home Loan Bank of Atlanta is accounted for by the cost method, which also represents par value, and is made for long-term business affiliation reasons.  In addition, this investment is subject to restrictions relating to sale, transfer or other disposition.  Dividends are recognized in income when declared.  The carrying value of this investment at September 30, 2013 and December 31, 2012 was $6.0 million and $4.3 million, respectively.   The estimated fair value of this investment is $6.0 million as of September 30, 2013, and therefore it is not considered impaired.

Other equity securities represent an investment in the common stock of the Chattahoochee Bank of Georgia (“Chattahoochee”), a de novo bank in Gainesville, Georgia.  The Company accounts for this investment by the cost method.  This investment represents approximately 4.9% of the outstanding shares of Chattahoochee.  Since its initial capital raise, Chattahoochee has had limited stock transactions, and therefore, no fair market value is readily available.  The carrying value of this investment at September 30, 2013 and December 31, 2012 was $1.0 million.  The Company plans to hold this investment for the foreseeable future, and did not consider it impaired as of September 30, 2013.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS)

The composition of loans is summarized as follows:

	September 30,	December 31,
	2013	2012
Commercial real estate:
Nonresidential	$250,859	$212,570
Multifamily	27,468	21,293
Farmland	22,561	20,141
Total commercial real estate loans	300,888	254,004

Construction and land	48,808	33,340

Residential real estate:
Mortgage loans, 1-4 family	169,105	161,883
Home equity	30,180	27,345
Total residential real estate loans	199,285	189,228

Consumer and other:
Indirect auto loans	397	1,304
Direct auto loans	6,801	6,801
Other	14,301	17,393
Total consumer and other loans	21,499	25,498

Commercial and industrial loans	95,108	83,659

	665,588	585,729
Loans acquired through FDIC-assisted acquisitions
Non-covered	69,661	11,850
Covered	53,843	72,425
Total loans	789,092	670,004

Total allowance for loan losses	(8,894)	(9,061)
Loans, net	$780,198	$660,943

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

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Activity in the allowance for loan losses and recorded investment in loans by segment:

	Commercial Real Estate	Residential Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)

Balance, January 1, 2013	$2,744	$3,251	$978	$1,724	$364	$9,061
Add (deduct):
Charge-offs	(276)	(713)	-	(691)	(107)	(1,787)
Recoveries	-	109	1	1	69	180
Provision for loan losses	190	111	341	805	(7)	1,440
Balance, September 30, 2013	$2,658	$2,758	$1,320	$1,839	$319	$8,894

Allowance:
Ending balance: specific	$428	$592	$311	$191	$70	$1,592
Ending balance: collective	$2,230	$2,166	$1,009	$1,648	$249	$7,302

Loans:
Ending balance: individually evaluated for impairment	$5,494	$3,259	$3,844	$297	$90	$12,984
Ending balance: collectively evaluated for impairment	$295,394	$196,026	$44,964	$94,811	$21,409	$652,604

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

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Impaired loans by class are presented below for 2013:

					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	YTD 2013
	(dollars in thousands)
Loans with no related allowance recorded
Commercial real estate:
Nonresidential	$1,040	$1,129	$-	$1,076	$4
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	3,392	3,392	-	3,706	-
Residential real estate:
Mortgage loans, 1-4 family	1,988	2,649	-	2,745	-
Home equity	-	-	-	-	-
Consumer and other:
Indirect auto loans	-	-	-	-	-
Direct auto loans	-	-	-	-	-
Other	-	-	-	-	-
Commercial and industrial loans	-	-	-	-	-

Loans with related allowance recorded
Commercial real estate:
Nonresidential	$4,454	$4,609	$428	$4,536	$28
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	452	519	311	454	-
Residential real estate:
Mortgage loans, 1-4 family	1,231	1,398	566	1,268	7
Home equity	40	119	26	70	2
Consumer and other:
Indirect auto loans	7	15	4	10	-
Direct auto loans	29	43	19	34	-
Other	54	88	47	69	1
Commercial and industrial loans	297	303	191	303	3

Total
Commercial real estate	$5,494	$5,738	$428	$5,612	$32
Construction and land	3,844	3,911	311	4,160	-
Residential real estate	3,259	4,166	592	4,083	9
Consumer and other	90	146	70	113	1
Commercial and industrial loans	297	303	191	303	3
Total	$12,984	$14,264	$1,592	$14,271	$45

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

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Below is an analysis of the age of recorded investment in loans that are past due as of September 30, 2013.

	30-59	60-89		Total
	Days	Days	Non-	Past		Total
	Past Due	Past Due	Accrual*	Due	Current	Loans
	(dollars in thousands)
Commercial real estate:
Nonresidential	$98	$-	$5,493	$5,591	$245,268	$250,859
Multifamily	-	-	-	-	27,468	27,468
Farmland	-	-	-	-	22,561	22,561
Total commercial real estate loans	98	-	5,493	5,591	295,297	300,888

Construction and land	-	-	1,852	1,852	46,956	48,808

Residential real estate:
Mortgage loans, 1-4 family	286	209	3,215	3,710	165,395	169,105
Home equity	43	-	40	83	30,097	30,180
Total residential real estate loans	329	209	3,255	3,793	195,492	199,285

Consumer and other:
Indirect auto loans	13	3	7	23	374	397
Direct auto loans	5	1	29	35	6,766	6,801
Other	2	10	53	65	14,236	14,301
Total consumer and other loans	20	14	89	123	21,376	21,499

Commercial and industrial loans	-	-	297	297	94,811	95,108
Total	$447	$223	$10,986	$11,656	$653,932	$665,588

*There were no accruing loans that were greater than 90 days past due at September 30, 2013.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Below is an analysis of the age of recorded investment in loans that are past due as of December 31, 2012.

	30-59	60-89		Total
	Days	Days	Non	Past		Total
	Past Due	Past Due	Accrual*	Due	Current	Loans
	(dollars in thousands)
Commercial real estate:
Nonresidential	$-	$744	$4,938	$5,682	$206,888	$212,570
Multifamily	-	-	-	-	21,293	21,293
Farmland	-	-	-	-	20,141	20,141
Total commercial real estate loans	-	744	4,938	5,682	248,322	254,004

Construction and land	-	-	3,881	3,881	29,459	33,340

Residential real estate:
Mortgage loans, 1-4 family	1,233	-	4,475	5,708	156,175	161,883
Home equity	50	-	114	164	27,181	27,345
Total residential real estate loans	1,283	-	4,589	5,872	183,356	189,228

Consumer and other:
Indirect auto loans	5	5	30	40	1,264	1,304
Direct auto loans	2	6	23	31	6,770	6,801
Other	72	-	67	139	17,254	17,393
Total consumer and other loans	79	11	120	210	25,288	25,498

Commercial and industrial loans	14	-	1,149	1,163	82,495	83,659
Total	$1,376	$755	$14,677	$16,808	$568,920	$585,729

*There were no accruing loans that were greater than 90 days past due at December 31, 2012.

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

At September 30, 2013, the Company had troubled debt restructurings totaling $7.8 million, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.  Included in nonaccruing loans at September 30, 2013 are troubled debt restructurings of $5.8 million.  In addition, at that date the Company had troubled debt restructurings totaling $2.0 million that were performing in accordance with their modified terms and are not included in nonaccruing loans.

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

Troubled debt restructurings for the periods ended:

	September 30, 2013
		Recorded
	Number	Investment
	of Modifications	Prior to Modifications	Recorded Investment

Commercial real estate	3	$3,036	$2,928
Residential real estate	5	7,268	1,516
Construction and land	2	3,574	3,392
Commercial and industrial loans	-	-	-
Consumer and other	-	-	-
Total	10	$13,878	$7,836

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

	December 31, 2012
		Recorded
	Number	Investment
	of Modifications	Prior to Modifications	Recorded Investment
	(dollars in thousands)

Commercial real estate	3	$1,071	$997
Residential real estate	5	7,268	2,409
Construction and land	1	3,574	3,443
Commercial and industrial loans	1	17	14
Consumer and other	-	-	-
Total	10	$11,930	$6,863

Troubled debt restructuring modifications that subsequently defaulted for the periods ended:

	September 30, 2013
	Number
	of	Recorded Investment
	Modifications

Commercial real estate	3	$2,928
Residential real estate	4	1,512
Construction and land	1	1,400
Commercial and industrial loans	-	-
Consumer and other	-	-
Total	8	$5,840

	December 31, 2012
	Number
	of	Recorded Investment
	Modifications
	(dollars in thousands)

Commercial real estate	3	$997
Residential real estate	4	2,402
Construction and land	1	3,443
Commercial and industrial loans	1	14
Consumer and other	-	-
Total	9	$6,856

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

Credit quality indicators for loans by class are presented below for September 30, 2013 and December 31, 2012.

	As of September 30, 2013
				Construction
	Non-			and
	Residential	Multifamily	Farmland	Land
	(dollars in thousands)
Commercial Real Estate Credit Exposure
Pass 1	$-	$-	$-	$-
Pass 2	-	-	-	62
Pass 3	59,737	256	7,199	2,834
Pass 4	165,591	25,244	14,836	23,797
Pass 5	15,849	301	309	17,539
Special Mention 6	1,240	-	156	-
Special Mention Elevated 7	133	-	-	732
Substandard 8	2,816	1,667	61	1,992
Impaired Loans 9	5,493	-	-	1,852
Doubtful 10	-	-	-	-
Loss 11	-	-	-	-
Total	$250,859	$27,468	$22,561	$48,808

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

As of September 30, 2013
Commercial and Industrial
(dollars in thousands)
Commercial and Industrial Credit Exposure
Pass 1	$1,639
Pass 2	380
Pass 3	26,375
Pass 4	58,073
Pass 5	7,867
Special Mention 6	143
Special Mention Elevated 7	251
Substandard 8	83
Impaired Loans 9	297
Doubtful 10	-
Loss 11	-
Total	$95,108

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

As of December 31, 2012
Commercial and Industrial
(dollars in thousands)
Commercial and Industrial Credit Exposure
Pass 1	$1,194
Pass 2	366
Pass 3	29,447
Pass 4	46,916
Pass 5	3,781
Special Mention 6	86
Special Mention Elevated 7	6
Substandard 8	713
Impaired Loans 9	1,150
Doubtful 10	-
Loss 11	-
Total	$83,659

	As of September 30, 2013
	Mortgage	Home Equity
	(dollars in thousands)
Residential Real Estate Credit Exposure
Pass 1-5	$163,000	$29,937
Special Mention 6	375	40
Special Mention Elevated 7	-	-
Substandard 8	2,515	163
Impaired Loans 9	3,215	40
Doubtful 10	-	-
Loss 11	-	-
Total	$169,105	$30,180

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

	As of December 31, 2012
	Mortgage	Home Equity
	(dollars in thousands)
Residential Real Estate Credit Exposure
Pass 1-5	$154,067	$26,922
Special Mention 6	357	-
Special Mention Elevated 7	-	-
Substandard 8	3,202	144
Impaired Loans 9	4,257	279
Doubtful 10	-	-
Loss 11	-	-
Total	$161,883	$27,345

	As of September 30, 2013
	Indirect	Direct
	Auto	Auto	Other
	(dollars in thousands)
Consumer and Other Credit Exposure
Pass 1-5	$390	$6,772	$14,138
Special Mention 6	-	-	-
Special Mention Elevated 7	-	-	-
Substandard 8	-	-	109
Impaired Loans 9	7	29	54
Doubtful 10	-	-	-
Loss 11	-	-	-
Total	$397	$6,801	$14,301

	As of December 31, 2012
	Indirect	Direct
	Auto	Auto	Other
	(dollars in thousands)
Consumer and Other Credit Exposure
Pass 1-5	$1,252	$6,778	$17,280
Special Mention 6	-	-	-
Special Mention Elevated 7	-	-	1
Substandard 8	22	-	45
Impaired Loans 9	30	23	67
Doubtful 10	-	-	-
Loss 11	-	-	-
Total	$1,304	$6,801	$17,393

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.	FDIC-ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company elected to account for loans acquired in the Tattnall Bank, Citizens Bank of Effingham (“Citizens”), First Southern National Bank (“First Southern”) and Frontier Bank (“Frontier”) acquisitions under ASC 310–30.  ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable.  ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement. Loans with specific evidence of deterioration in credit quality were accounted for under ASC 310-30.  In addition, the Company determined it would not be able to collect all the contractually required principal and interest payments on other loans in the portfolio which did not have specific evidence of credit quality due to multiple factors, including the deterioration of the economy since origination of these loans, the decline in real estate values in the market areas of the loans, and the poor underwriting standards under which these loans were originated.  These loans are accounted for by analogy to ASC 310-30. The following tables detail the fair value of loans covered and not covered under loss-share agreements accounted under ASC 310-30.

Loans not covered by loss -sharing agreements:	September 30,	December 31,
	2013	2012
	(dollars in thousands)
Commercial real estate	$25,027	$6,359
Residential real estate	32,318	2,110
Construction and land	5,195	494
Commercial and industrial	3,638	1,574
Consumer and other	3,483	1,313
	$69,661	$11,850

Loans covered by loss-sharing agreements:	September30,	December 31,
	2013	2012
	(dollars in thousands)
Commercial real estate	$14,956	$21,820
Residential real estate	25,082	32,846
Construction and land	12,469	14,248
Commercial and industrial	924	2,670
Consumer and other	412	841
	$53,843	$72,425

The Bank entered into loss-sharing agreements as part of the acquisitions of Citizens and First Southern.  The covered loans above are covered pursuant to the FDIC loss-share agreements.  Those agreements provide for the FDIC to reimburse the Company for 80% of covered losses associated with these loans, pursuant to the terms of the agreements.  The FDIC agreement to reimburse is set to expire five years from the acquisition date for non-single family loans and ten years from the acquisition date for single family loans, while recoveries will be shared three years after the reimbursement expiration for the single family loans.

The following table presents the loss-sharing agreement expirations:

Acquisition	Non-single Family Expiration	Single Family Expiration
Citizens	February, 2016	February, 2021
First Southern	August, 2016	August, 2021

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.	FDIC-ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table represents the loans receivable as of September 30, 2013 and reflects reclassifications from the balances reported at December 31, 2012:

	Acquired Loans Without Specific Evidence of Deterioration in Credit Quality	Acquired Loans With Specific Evidence of Deterioration in Credit Quality	Total Loans Acquired
	(dollars in thousands)
Contractually required principal and interest	$192,284	$31,054	$223,338
Non-accretable difference	(30,986)	(17,558)	(48,544)
Cash flows expected to be collected	161,298	13,496	174,794
Accretable yield	(49,956)	(1,334)	(51,290)
Basis in acquired loans	$111,342	$12,162	$123,504

The following table is a summary of changes in the accretable yields of acquired loans since December 31, 2011 and reflect refinements to the Company's initial estimate:

(dollars in thousands)	Accretable Yield

Balance at December 31, 2011	$31,096
Additions	-
Reclassification from non-accretable difference	22,349
Accretion included in interest income	(23,251)
Adjustments to estimates of expected cash flows	(1,312)
Balance at December 31, 2012	$28,882
Additions	22,707
Reclassification from non-accretable difference	9,955
Accretion included in interest income	(21,186)
Adjustments to estimates of expected cash flows	10,932
Balance at September 30, 2013	$51,290

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.	FDIC-ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following is a summary of the allowance for loan losses for the FDIC-acquired loans for 2013:

	Commercial Real Estate	Residential Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)

Balance, January 1, 2013	$-	$-	$-	$-	$-	$-
Add (deduct):
Charge-offs	-	(2)	(26)	(35)	-	(63)
Recoveries	-	-	-	-	-	-
Provision for loan losses - non-covered	-	-	-	-	-	-
Provision for loan losses - covered	-	2	26	35	-	63
Balance, September 30, 2013	$-	$-	$-	$-	$-	$-

Allowance:
Ending balance: specific	$-	$-	$-	$-	$-	$-
Ending balance: collective	$-	$-	$-	$-	$-	$-

Loans:
Ending balance: individually evaluated for impairment	$13,471	$5,633	$6,534	$184	$1,754	$27,576
Ending balance: collectively evaluated for impairment	$26,512	$51,767	$11,130	$4,378	$2,141	$95,928

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.	FDIC-ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following is a summary of the allowance for loan losses for the FDIC-acquired loans for 2012:

	Commercial Real Estate	Residential Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)
	-	-
Balance, January 1, 2012	$-	$-	$-	$-	$-	$-
Add (deduct):
Charge-offs	(1,114)	(951)	(907)	(433)	(26)	(3,431)
Recoveries	-	-	-	-	-	-
Provision for loan losses – non-covered	-	-	-	-	12	12
Provision for loan losses - covered	1,114	951	907	433	14	3,419
Balance, December 31, 2012	$-	$-	$-	$-	$-	$-

Allowance:
Ending balance: specific	$-	$-	$-	$-	$-	$-
Ending balance: collective	$-	$-	$-	$-	$-	$-

Loans:
Ending balance: individually evaluated for impairment	$8,149	$3,562	$6,573	$153	$46	$18,483
Ending balance: collectively evaluated for impairment	$20,030	$31,394	$8,169	$4,091	$2,108	$65,792

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.	FDIC LOSS-SHARE RECEIVABLE

A significant portion of the Company’s loan and other real estate assets are covered under loss-share agreements with the FDIC in which the FDIC has agreed to reimburse the Company 80% of all covered losses as well as certain expenses incurred in connection with those assets. The Company estimated the amount that will be received from the FDIC under the loss-share agreements that will result from losses incurred as the Company disposes of covered assets, and the Company has recorded the estimate as a receivable from the FDIC. The Company discounted the receivable for the expected timing and receipt of those cash flows using a risk free rate plus a premium for risk. The accretion of the FDIC receivable discount is recorded into noninterest income using the level yield method over the estimated life of the receivable.

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

The following tables provide details of changes in the loss-share receivable from the FDIC for the periods indicated.

For the period ended September 30, 2013:
(dollars in thousands)
Balance, December 31, 2012	$60,731
Clawback liability reclassified from asset	703
Decrease in expected losses on covered assets	(433)
Accretion included in noninterest income	(7,275)
Reimbursements from the FDIC	(9,199)
Balance, September 30, 2013	$44,527

For the year ended December 31, 2012:
(dollars in thousands)
Balance, December 31, 2011	$83,901
Decrease in expected losses on covered assets	(1,042)
Accretion included in noninterest income	(5,028)
Reimbursements from the FDIC	(17,100)
Balance, December 31, 2012	$60,731

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.	OTHER REAL ESTATE OWNED (OREO)

The following table provides a summary of information pertaining to other real estate owned (“OREO”) for periods ended September 30, 2013 and December 31, 2012.

	OREO	Covered OREO	Total
	(dollars in thousands)
Balance, December 31, 2012	$3,242	$9,467	$12,709
Acquired in Frontier acquisition	786	-	786
Additions	1,939	2,857	4,796
Sales	(1,272)	(5,827)	(7,099)
Writedowns	(360)	(588)	(948)
Balance, September 30, 2013	$4,335	$5,909	$10,244

	OREO	Covered OREO	Total
	(dollars in thousands)
Balance, December 31, 2011	$3,362	$10,047	$13,409
Additions	2,695	8,152	10,847
Sales	(2,366)	(7,969)	(10,335)
Writedowns	(449)	(763)	(1,212)
Balance, December 31, 2012	$3,242	$9,467	$12,709

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

The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held for sale are sold within a few weeks of origination, they are unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value during the nine months ended September 30, 2013 and twelve months ended December 31, 2012.

The following tables present financial assets measured at fair value at September 30, 2013 and December 31, 2012, on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected.  The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the mortgage loans held for sale and interest rate lock commitments referenced in the following tables.

	Recurring Fair Value Measurements at September 30, 2013
	Total Carrying Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets
Available for sale investment securities:
U.S. Government sponsored agencies (GSEs)	$53,798	$-	$53,798	$-
State and municipal securities	50,367	-	50,367	-
GSE residential mortgage-backed securities	198,979	-	198,979	-
Equity securities	491	284	207	-
Total available for sale investment securities	303,635	284	303,351	-
Mortgage loans held for sale	38,042	-	38,042	-
Interest rate swap – cash flow hedge	1,248	-	1,248	-
Other assets(1)	146	-	-	146
Total assets at fair value	$343,071	$284	$342,641	$146

Liabilities
Total liabilities at fair value	$-	$-	$-	$-

(1)	This amount includes mortgage related interest rate lock commitments and derivative financial instruments to hedge interest rate risk. Interest rate lock commitments were recorded on a gross basis.

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

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the nine months ended September 30, 2013 and the year ended December 31, 2012.  There were no transfers into or out of Level 3. There were no transfers between Level 1 and Level 2 during these periods.

The nine months ended September 30, 2013:	Other Assets(1)
(dollars in thousands)
Beginning balance, December 31, 2012	$287
Total gains (losses) included in earnings:(2)
Mortgage IRLCs	599
Mortgage securities forward commitments	(740)
Ending balance, September 30, 2013(3)	$146

Year ended December 31, 2012:	Other Assets(1)
(dollars in thousands)
Beginning balance, December 31, 2011	$-
Total gains (losses) included in earnings:(2)
Mortgage IRLCs	285
Mortgage securities forward commitments	2
Ending balance, December 31, 2012(3)	$287

(1)	Includes mortgage related IRLCs and derivative financial instruments entered into to hedge interest rate risk.
(2)	Amounts included in earnings are recorded in mortgage banking activities.
(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

A significant unobservable input utilized in the determination of fair value of other assets was a pull through rate, which was 72% as of September 30, 2013. A pull through rate is management’s assumption as to the percentage of loans in the pipeline that will close and eventually fund. It is based on the Company’s historical fall-out activity. Significant increases in this input in isolation would result in a significantly higher fair value measurement and significant decreases would result in a significantly lower fair value measurement. In addition, the fair value of an IRLC includes mortgage servicing rights that do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.	FAIR VALUE MEASUREMENTS (Continued)

	For Items Measured at Fair Value Pursuant to Election of the Fair Value Option: Fair Value Gain (Loss) related to Mortgage Banking Activities
	Three Months Ended
	September 30, 2013	September 30, 2012
	(dollars in thousands)
Mortgage banking activities	$573	$336

	Nine Months Ended
	September 30, 2013	September 30, 2012
	(dollars in thousands)
Mortgage banking activites	$558	$336

The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale including escrow for which the fair value option (“FVO”) has been elected as of September 30, 2013 and December 31, 2012.

	September 30, 2013
	Aggregate Fair Value	Aggregate Unpaid Principal Balance with Escrow Under FVO	Fair Value Under Unpaid Principal

Loans held for sale	$38,042	$37,013	$(1,029)

	December 31, 2012
	Aggregate Fair Value	Aggregate Unpaid Principal Balance with Escrow Under FVO	Fair Value Over Unpaid Principal

Loans held for sale	$15,608	$15,277	$331

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

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.	FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes financial assets measured at fair value on a non-recurring basis:

	Non-Recurring Fair Value Measurements at September 30, 2013
	Total Carrying Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets
Impaired Loans(1)	$12,984	$-	$-	$12,984
OREO	4,335	-	-	4,335
Covered OREO	5,909	-	-	5,909
Total	$23,228	$-	$-	$23,228

	Non Recurring Fair Value Measurements at December 31, 2012
	Total Carrying Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets
Impaired Loans(1)	$14,684	$-	$-	$14,684
OREO	3,242	-	-	3,242
Covered OREO	9,467	-	-	9,467
Total	$27,393	$-	$-	$27,393

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

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a non-recurring basis using Level 3 valuation inputs:

Quantitative Information about Level 3 Fair Value Measurements:

(dollars in thousands)	Fair Value at September 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$12,984	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (72%)
OREO	4,335	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (68%)
Covered OREO	5,909	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (71%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments such as historical loss experience on the type of collateral.

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

FDIC Loss-Share Receivable:  Because the FDIC will reimburse the Company for certain acquired loans, should the Company experience a loss, an indemnification asset is recorded at fair value at the acquisition date.  The indemnification asset is recognized at the same time as the indemnified loans and measured on the same basis, subject to collectability or contractual limitations. The shared-loss agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties.  The shared-loss agreements continue to be measured on the same basis as the related indemnified loans, and the loss-share receivable is impacted by changes in estimated cash flows associated with these loans.

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

	Carrying	Fair Value Measurements at September 30, 2013
	Value	Total Fair Value	Level 1	Level 2	Level 3
		(dollars in thousands)
Assets
Cash and short-term investments	$49,754	$49,754	$49,754	$-	$-
Other investments	7,002	7,002	-	-	7,002
Loans,excluding covered loans	735,249	747,148	-	-	747,148
Covered loans	53,843	53,843	-	-	53,843
FDIC loss-share receivable	44,527	44,527		-	44,527
Total assets at fair value	$890,375	$902,274	$49,754	$-	$852,520

Liabilities
Deposits	$1,052,481	$1,043,102	$-	$-	$1,043,102
Federal funds purchased and securities sold under repurchase agreements	35,393	38,770	-	-	38,770
Other borrowings	101,667	98,965	-	-	98,965
Total liabilities at fair value	$1,189,541	$1,180,837	$-	$-	$1,180,837

	Carrying	Fair Value Measurements at December 31, 2012
	Value	Total Fair Value	Level 1	Level 2	Level 3
		(dollars in thousands)
Assets
Cash and short-term investments	$43,692	$43,692	$43,692	$-	$-
Other investments	5,340	5,340	-	-	5,340
Loans,excluding covered loans	597,579	607,018	-	-	607,018
Covered loans	72,425	72,425	-	-	72,425
FDIC loss-share receivable	60,731	60,731		-	60,731
Total assets at fair value	$779,767	$789,206	$43,692	$-	$745,514

Liabilities
Deposits	$869,554	862,726	$-	$-	$862,726
Federal funds purchased and securities sold under repurchase agreements	33,219	32,812	-	-	32,812
Other borrowings	60,000	63,985	-	-	63,985
Total liabilities at fair value	$962,773	$959,523	$-	$-	$959,523

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

The Company recognized an after-tax unrealized gain on its cash flow hedge in other comprehensive income of $749,000 as of September 30, 2013.

The Company recognized a $1.2 million cash flow hedge asset in other assets on the balance sheet at September 30, 2013.  There was no ineffectiveness in the cash flow hedge during the three and nine months ended September 30, 2013.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes.  As of September 30, 2013, the Company was not required to provide collateral for the derivative.  Also, the Company has a netting agreement with the counterparty.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Derivative Instruments – Mortgage Lending Activities

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale for which the fair value option has been elected. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing rights. Derivative instruments used include forward commitments, mandatory commitments and best effort commitments. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. A net loss of $581,000 and $141,000, respectively, was recorded for all related commitments for the three and nine months ended September 30, 2013.

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

	Contract Amount
	September 30, 2013	December 31, 2012
	(dollars in thousands)
Mortgage-backed securities forward Commitments	$48,500	$13,500
Mandatory loan sale commitments	-	-
Best efforts sale commitments	29,694	18,366
Total commitments	$78,193	$49,107

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

Three months ended September 30, 2013	Bank	Mortgage Banking	Holding Company	Totals
	(dollars in thousands)
Net interest income	$13,340	$218	$-	$13,558
Provision for loan losses	350	-	-	350
Noninterest income	1,955	1,952	11	3,918
Noninterest expense	12,165	2,968	201	15,334
Income tax expense (benefit)	798	(247)	(81)	470
Segment profit (loss)	1,982	$(551)	$(109)	$1,322

Segment assets at September 30, 2013	$1,267,375	$44,588	$10,346	$1,322,309

Three months ended September 30, 2012	Bank	Mortgage Banking	Holding Company	Totals
	(dollars in thousands)
Net interest income	$12,035	$678	$-	$12,713
Provision for loan losses	1,934	-	-	1,934
Noninterest income	3,160	1,683	2	4,845
Noninterest expense	10,858	1,323	281	12,462
Income tax expense (benefit)	950	321	(107)	1,164
Segment profit (loss)	1,453	$717	$(172)	$1,998

Segment assets at September 30, 2012	$1,029,957	$7,339	$17,603	$1,054,899

Nine months ended September 30, 2013	Bank	Mortgage Banking	Holding Company	Totals
	(dollars in thousands)
Net interest income	$41,664	$349	$-	$42,013
Provision for loan losses	1,503	-	-	1,503
Noninterest income	6,294	7,558	23	13,875
Noninterest expense	34,192	8,414	636	43,242
Income tax expense (benefit)	3,619	(157)	(229)	3,233
Segment profit (loss)	8,644	$(350)	$(384)	$7,910

Nine months ended September 30, 2012	Bank	Mortgage Banking	Holding Company	Totals
	(dollars in thousands)
Net interest income	$31,804	$792	$-	$32,596
Provision for loan losses	3,424	-	-	3,424
Noninterest income	7,981	3,325	2	11,308
Noninterest expense	29,605	3,619	714	33,938
Income tax expense (benefit)	2,293	154	(234)	2,213
Segment profit (loss)	4,463	$344	$(478)	$4,329

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

Subsequent events and transactions that occurred after September 30, 2013 but prior to November 12, 2013, the date these financial statements were available to be issued, have been evaluated for potential recognition or disclosure in these financial statements.  There were no subsequent events that require disclosure in the financial statements.

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

The Company does not undertake, and specifically declines, any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General.  Heritage is a $1.3 billion bank holding company headquartered in Albany, Georgia.  The principal business of Heritage is operating its wholly owned subsidiary, HeritageBank.  Heritage primarily conducts commercial banking, retail banking, mortgage banking and wealth management activities through its bank subsidiary.  As of September 30, 2013, HeritageBank operated in Georgia, Florida and Alabama through 27 full-service branch locations, 12 mortgage offices and 4 investment offices. HeritageBank provides credit based products, deposit accounts, corporate cash management, investment support and other services to commercial and retail clients.

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

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments.  The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our customers, in aggregate and by payment due dates.  In addition to the commitments below, we had overdraft protection available in the amount of $19.8 million at September 30, 2013.

	September30, 2013
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(In thousands)
Contractual obligations:
Other borrowings	$5,071	$15,000	$59,868	$21,728	$101,667
Fed funds purchased and securities sold under repurchase agreement	5,393	15,000	10,000	5,000	35,393
Operating leases (premises)	783	1,007	665	1,565	4,020
Total advances and operating leases	$11,247	$31,007	$70,533	$28,293	$141,080

Off-balance sheet loan commitments:
Undisbursed portions of loans closed	$-	$-	$-	$-	$-
Commitments to originate loans	45,174	-	-	-	45,174
Unused lines of credit	81,361	12,719	3,757	19,690	117,527
Total loan commitments	126,535	12,719	3,757	19,690	162,701
Total contractual obligations and loan commitments	$137,782	$43,726	$74,290	$47,983	$303,781

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

General.  Total assets increased by $224.8 million, or 20.5%, to $1.322 billion at September 30, 2013, from $1.098 billion at December 31, 2012.  Cash and due from banks increased $4.9 million, or 20.3%, to $28.9 million at September 30, 2013 from $24.0 million at December 31, 2012.  Total interest-earning assets increased $224.9 million, or 24.3%, to $1.152 billion at September 30, 2013, from $0.927 billion at December 31, 2012.  The increase in interest-earning assets was driven by increases in loans of $119.1 million, securities available for sale of $82.2 million, loans held for sale of $22.4 million and federal funds sold of $2.6 million offset by a decrease in interest bearing deposits in banks of $1.4 million.  At the same time, deposits increased $182.9 million, other borrowings increased $41.7 million, federal funds purchased and securities sold under repurchase agreements increased $2.2 million while stockholders’ equity slightly decreased by $115,000.  The growth in securities, loans and deposits for 2013 was primarily driven by the Frontier acquisition.

Cash and Securities.  We increased our liquidity position as a percentage of total assets as a result of the Frontier acquisition because the amount of deposits assumed significantly exceeded the amount of loans and other earning assets acquired.  Cash and securities (including bank deposits and federal funds sold) increased in the aggregate $88.3 million, or 33.3%, to $353.4 million, or 26.7% of total assets, at September 30, 2013, from $265.1 million, or 24.2% of total assets, at December 31, 2012.

At September 30, 2013, our securities portfolio consisted of $53.8 million in U.S. Government sponsored agency (“GSE”) securities, $199.0 million in GSE residential mortgage-backed securities, $50.4 million in state and municipal securities, and $491,000 in corporate equity securities.  We believe it is probable that we will be able to collect the amounts due under the contractual terms of the securities portfolio.  Therefore we do not believe any securities experienced other than temporary impairment at September 30, 2013.  See Note 4 to the Condensed Notes to the Consolidated Financial Statements contained in this Form 10-Q for additional information.

We expect to lower our excess liquidity balance on a percent of total assets basis in cash, funds due from banks, federal funds sold, and securities throughout 2013.  We believe that utilizing some of our excess liquidity to increase our loan portfolio is a prudent strategy to maintain through 2013.

Loans.  Our loan portfolio increased $119.1 million, or 17.8%, to $789.1 million at September 30, 2013, from $670.0 million at December 31, 2012.  Overall, the change in the loan portfolio was primarily driven by organic loan growth of $79.9 million and FDIC-acquired loan growth of $39.2 million which is consistent with our strategy to grow loans organically and through FDIC-assisted acquisitions.  We continue to emphasize commercial lending as noted with the growth in nonresidential and commercial and industrial loan categories coupled with growth in all other major loan categories for the year.

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below sets forth the amounts and categories of loans in our portfolio at the dates indicated.

	Loans by Type as of
	September 30, 2013	December 31, 2012	September 30, 2012
	(dollars in thousands)
Non-FDIC-acquired loans:
Nonresidential	$250,859	$212,570	$193,392
Multifamily	27,468	21,293	19,805
Farmland	22,561	20,141	20,298
Construction and land	48,808	33,340	30,010
Mortgage loans, 1-4 family	169,105	161,883	157,551
Home equity	30,180	27,345	25,507
Consumer and other	21,499	25,498	26,521
Commercial and industrial	95,108	83,659	68,800
	665,588	585,729	541,884

Loans acquired through FDIC-assisted acquisitions:
Non-covered loans	69,661	11,850	14,291
Covered loans	53,843	72,425	78,757
	123,504	84,275	93,048
Total loans	$789,092	$670,004	$634,932

For the nine months ended September 30, 2013, the Frontier acquisition accounted for a portion of the loan growth with $57.8 million in non-covered FDIC-acquired loans (at fair value), and we expanded our core loan portfolio by $79.9 million by adding new lending relationships from high-quality borrowers, in part offset by a decline in the covered FDIC-acquired loans of $18.6 million.  We also continue to see more opportunities to take market share from the regional and community banks competing within our market footprint.  We continue to seek opportunities to grow our loan portfolio through organic growth, branch acquisitions, loan purchases, FDIC-assisted opportunities, and whole bank acquisitions.

At September 30, 2013, we had approximately $38.0 million in loans held for sale, which are mortgage loans generated to be sold to investors, as compared to $15.6 million at the end of 2012.  The increase was driven by our continued focus on this line of business which has generated $115.3 million and $287.0 million, respectively, in loan originations for the three and nine months ended September 30, 2013.  We anticipate this positive trend in mortgage loan originations held for sale to continue throughout 2013.  We typically hold these loans for less than ninety days and earn the stated rate on the note until they are purchased by the investor.  We currently have $967,000 of mortgage loans held for sale that have been held longer than ninety days as of September 30, 2013.  We do not anticipate difficulty in selling the loans we have held greater than ninety days to an investor in the foreseeable future.  During the third quarter, we also received approval to sell mortgage loans directly to Fannie Mae and plan to start selling loans to Fannie Mae during the fourth quarter of 2013.  See Note 9 of the Condensed Notes to Consolidated Financial Statements contained in this Form 10-Q for additional information.

Delinquencies and Non-Performing Assets.  As of September 30, 2013, our total loans delinquent for 30 to 89 days was $670,000, or 0.10% of total loans, excluding FDIC-acquired loans.  At September 30, 2013, our nonperforming assets, excluding FDIC-acquired, totaled $13.6 million, or 1.03% of total assets, compared to $17.3 million, or 1.58% of total assets, at December 31, 2012. This $3.7 million, or 21.1%, decrease was primarily driven by the positive resolution of non-performing assets migrating back to performing status during 2013.  Included in non-accruing loans at September 30, 2013 are troubled debt restructurings of $5.8 million, which involve forgiving a portion of interest or principal on loans or making loans at a rate materially below market.

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our loan portfolio includes FDIC-acquired loans, which are generally recorded at a deep discount from the contractual principal value and accounted for under ASC 310-30.  These loans acquired through FDIC-assisted acquisitions are excluded from the delinquent loan tables below.  See Note 6 of the Condensed Notes to Consolidated Financial Statements contained in this Form 10-Q for more information concerning our FDIC-acquired loans.

The table below sets forth the amounts and categories of non-performing assets in our portfolio, excluding FDIC-acquired loans and OREO, at the dates indicated.

	September 30, 2013	December 31, 2012	Amount Change	Percent Change
	(Dollars in thousands)

Non-performing loans	$10,986	$14,677	$(3,691)	(25.1)%
OREO	2,654	2,620	34	1.3
Total	$13,640	$17,297	$(3,657)	(21.1)%

Non-performing loans, excluding FDIC-acquired loans, decreased to 1.65% of total loans, excluding FDIC-acquired loans, at September 30, 2013 from 2.51% at the end of 2012 primarily driven by the positive trends in our non-performing loans migrating back to performing status after six months of payment performance.  We are cautiously optimistic that the positive trend of non-performing loans, excluding FDIC-acquired loans, will continue to improve as a percentage of total loans, excluding FDIC-acquired loans, for 2013.

OREO, excluding FDIC-acquired assets, was $2.7 million at September 30, 2013 compared to $2.6 million at December 31, 2012.  We continue to aggressively confront credit quality issues in our loan portfolio.  OREO experienced a slight increase driven by additions in excess of sales and write downs for 2013.  We believe the current value of each OREO property represents our estimated disposition value less estimated selling expenses based on current appraisals and market data.  All of these properties are being marketed actively for disposition.  As of September 30, 2013, we had gross proceeds on sales of OREO, excluding covered FDIC-acquired assets, of $1.3 million and recorded a net loss of approximately $8,000 on those sales.  During October 2013, we received gross proceeds on sales of OREO, excluding covered FDIC-acquired assets, of $942,000 which approximately reflects the carrying value of the properties less selling expense.  See Note 8 of the Condensed Notes to Consolidated Financial Statements contained in this Form 10-Q for more information.

Our internally criticized (watch list) and classified assets, excluding FDIC-acquired loans, totaled $26.1 million at September 30, 2013, compared to $28.2 million at December 31, 2012.  This includes loans with respect to which known information about the possible credit problems of the borrowers has caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.  These balances include the aforementioned nonperforming loans, OREO, and repossessed assets.  These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below sets forth the amounts of criticized and classified assets in our portfolio, excluding FDIC-acquired loans and OREO, at the dates indicated.

	September 30, 2013	December 31, 2012	September 30, 2012
	(Dollars in thousands)

Total criticized assets	$26,116	$28,194	$29,342
Total classified assets	23,048	25,129	26,754

Total criticized assets to total loans	3.92%	4.81%	5.41%
Total classified assets to total loans	3.46%	4.29%	4.94%

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

Allowance for Loan Losses.  Our allowance for loan losses at September 30, 2013 was $8.9 million and at December 31, 2012 was $9.0 million.   Excluding FDIC-acquired loans, the allowance for loan losses to total loans was 1.34% at September 30, 2013 and 1.55% at December 31, 2012.  This decrease reflects improving credit trends in our loan portfolio, and we are cautiously optimistic the improvement will continue throughout 2013.

The following table sets forth asset quality information, excluding FDIC-acquired loans and assets, for the periods indicated:

	Asset Quality Data as of
	September 30, 2013	December 31, 2012	September 30, 2012
	(dollars in thousands)
Allowance for loan losses to total loans	1.34%	1.55%	1.57%
Allowance for loan losses to average loans	1.37%	1.62%	1.61%
Allowance for loan losses to non-performing loans	80.96%	61.73%	52.15%

Accruing loans past due 30-89 days	$670	$2,131	$1,038

Nonaccrual loans	10,986	14,677	16,358
Loans - 90 days past due & still accruing	-	-	-
Total non-performing loans	10,986	14,677	16,358
OREO	2,654	2,620	1,403
Total non-performing assets	$13,640	$17,297	$17,761

Non-performing loans to total loans	1.65%	2.51%	3.02%
Non-performing assets to total assets	1.03%	1.58%	1.68%
Net charge-offs QTD to average loans (annualized)	0.31%	0.05%	0.24%
Net charge-offs QTD	$503	$68	$320

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For further information on the loan portfolio and allowance for loan losses, see Note 5 of the Condensed Notes to Consolidated Financial Statements contained in this Form 10-Q.

Premises and Equipment. Premises and equipment increased $5.3 million, or 16.2%, at September 30, 2013, primarily driven by the purchase of the real estate, banking facilities, furniture and equipment from the FDIC at fair value in the amount of $5.0 million in connection with the Frontier acquisition.  The remaining increase was driven by the completion of our Valdosta, Georgia branch during the first quarter of 2013.

Intangible Assets, Goodwill and Other Assets.  Intangible assets and goodwill increased from $4.2 million at December 31, 2012 by $16,000 to $4.3 million at September 30, 2013.  The increase was driven by the addition of the core deposit intangible from the Frontier acquisition of $625,000 offset by the amortization expense of $609,000 related to core deposit intangibles during the first nine month of 2013.

Cash surrender value of bank owned life insurance (“BOLI”) increased from $23.4 million at December 31, 2012 by $604,000 to $24.0 million at September 30, 2013, driven by the earnings of the BOLI policies for the nine months.  Other assets increased $5.9 million for the first nine months of 2013 primarily due to an increase in deferred tax assets of $3.2 million driven by the $4.4 million deferred tax impact of the unrealized loss on the securities portfolio offset in part by a $1.4 million decline in the deferred tax impact of the cash flow hedge.

Deposits.  Total deposits increased $182.9 million, or 21.0%, to $1.052 billion at September 30, 2013 compared with $0.870 billion at December 31, 2012, primarily driven by the deposits acquired from the Frontier acquisition of $212.1 million, core deposit growth of $7.2 million and wholesale deposit growth of $26.1 million, which was offset in part by $42.4 million in planned time deposit runoff associated with Frontier internet and single service customers and $20.1 million in planned runoff of retail time deposits.

Borrowings and Other Liabilities.  The total amount of other borrowings increased $41.7 million from $60.0 million at December 31, 2012 to $101.7 million at September 30, 2013 driven by the FHLB borrowings we acquired from Frontier and recorded at fair value of $37.3 million, partially offset by the fair market value rate adjustment for the FHLB borrowings reflected as a reduction to interest expense of $611,000.  We also took advantage of the historically low long-term rates and added a $5.0 million 10-year fixed rate FHLB advance during the first quarter of 2013.  The weighted average rate on these other borrowings was 2.15% for 2013 compared to 3.91% for 2012.  Federal funds purchased decreased by $238,000 and securities sold under agreements to repurchase increased $2.4 million for a total increase of $2.2 million, or 6.5%, primarily driven by the increase in customer repurchase agreements resulting from our continued efforts to attract commercial banking customers.

Equity.  Total equity decreased $115,000 to $120.5 million at September 30, 2013, compared with $120.6 million at December 31, 2012, primarily driven by the repurchase of common shares of $5.2 million and other comprehensive loss of $4.6 million, offset in part by net income of $7.9 million, stock-based compensation of $686,000, the allocation of $614,000 in ESOP shares, and the exercise of stock options of $503,000.

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	Three Months Ended September 30,
	2013				2012
	(Dollars in Thousands)
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
Interest-Earning Assets:
Loans	$817,366		$13,891	6.74%	$622,643		$13,411	8.57%
Investment securities	303,349		1,582	2.07	235,862		1,322	2.23
Other short-term investments	26,862		34	0.50	24,814		20	0.32
Total interest-earning assets	1,147,577		15,507	5.36	883,319		14,753	6.64
Non-interest earning assets	178,188				186,811
Total assets	1,326,765				1,070,130

Interest-Bearing Liabilities:
Interest checking, money market, savings	549,561		306	0.22%	475,975		313	0.26%
Time deposits	359,631		676	0.75	292,272		944	1.28
Total interest-bearing deposits	909,192		982	0.43	768,247		1,257	0.65
Federal funds purchased and securities sold under repurchase agreements	33,965		335	3.91	33,916		335	3.93
Other borrowings	101,814		518	2.02	35,326		346	3.90
Total interest bearing liabilities	1,044,971		1,835	0.70	837,489		1,938	0.92

Non-Interest Bearing Liabilities:
Demand deposits	150,840				94,453
Other liabilities	12,120				13,304
Total non-interest bearing liabilities	162,960				107,757
Total liabilities	1,207,931				945,246
Shareholder’s equity	118,834				124,884
Total liabilities and shareholder’s equity	1,326,765				1,070,130

Net interest income			$13,672				$12,815
Net interest rate spread				4.66%				5.72%
Net earning assets	$102,606				$45,860
Net interest margin				4.73%				5.77%

Average interest-earning assets to average interest-bearing liabilities	1.10	x			1.05	x

Core net interest margin (non-GAAP):
Loans(1)(2)	$817,366		$13,891	6.74%	$622,643		$13,411	8.57%
FDIC-acquired loan discount adjustments(3)	75,023		3,718	19.66	81,643		4,778	23.28
Loans	892,389		10,173	4.58	704,286		8,633	4.88

Adjusted total interest-earning assets	1,222,600		11,789	3.83	964,962		9,975	4.11

Total interest bearing liabilities	$1,044,971		1,835	0.70	$837,489		1,938	0.92

Core net interest income			$9,954				$8,037
Core net interest rate spread				3.13%				3.19%

Core net interest margin				3.23%				3.31%

(1)	Average loan balances includes nonaccrual loans for the periods presented.
(2)	Fully Taxable Equivalent (“FTE”) at the rate of 34%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 34% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	FDIC-acquired loan discount adjustments include the reduction of interest income for FDIC-acquired loan discount accretion excluding contractual interest payments and the increase of core loans for the total balance of FDIC-acquired loan discounts.

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,
	2013				2012
	(Dollars in Thousands)
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
Interest-Earning Assets:
Loans(1)(2)	$770,383		$43,371	7.53%	$592,060		$34,482	7.78%
Investment securities(2)	278,438		4,337	2.08	249,826		4,113	2.20
Other short-term investments	50,941		147	0.39	37,613		102	0.36
Total interest-earning assets	1,099,762		47,855	5.82	879,499		38,697	5.88
Non-interest earning assets	177,064				186,202
Total assets	1,276,826				1,065,701

Interest-Bearing Liabilities:
Interest checking, money market, savings	532,053		918	0.23%	470,557		1,071	0.30%
Time deposits	348,095		2,159	0.83	300,657		2,695	1.20
Total interest-bearing deposits	880,148		3,077	0.47	771,214		3,766	0.65

Federal funds purchased and securities sold under repurchase agreements	33,846		995	3.93	33,259		996	4.00
Other borrowings	90,096		1,451	2.15	35,109		1,029	3.91
Total interest bearing liabilities	1,004,090		5,523	0.74	839,582		5,791	0.92

Non-Interest Bearing Liabilities:
Demand deposits	139,208				89,719
Other liabilities	13,091				11,248
Total non-interest bearing liabilities	152,299				100,967
Total liabilities	1,156,389				940,549
Shareholder’s equity	120,437				125,152
Total liabilities and shareholder’s equity	1,276,826				1,065,701

Net interest income			$42,332				$32,906
Net interest rate spread				5.08%				4.96%
Net earning assets	$95,672				$39,917
Net interest margin				5.15%				5.00%

Average interest-earning assets to average interest-bearing liabilities	1.10	x			1.05	x

Core net interest margin (non-GAAP):
Loans(1)(2)	$770,383		$43,371	7.53%	$592,060		$34,482	7.78%
FDIC-acquired loan discount adjustments(3)	75,118		14,450	25.72	90,772		9,063	13.34
Loans	845,501		28,921	4.57	682,832		25,419	4.97

Adjusted total interest-earning assets	1,174,880		33,405	3.80	970,271		29,634	4.08

Total interest bearing liabilities	$1,004,090		5,523	0.74	$839,582		5,791	0.92

Core net interest income			$27,882				$23,843
Core net interest rate spread				3.07%				3.16%

Core net interest margin				3.17%				3.28%

(1)	Average loan balances includes nonaccrual loans for the periods presented.
(2)	Fully Taxable Equivalent (“FTE”) at the rate of 34%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 34% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	FDIC-acquired loan discount adjustments include the reduction of interest income for FDIC-acquired loan discount accretion excluding contractual interest payments and the increase of core loans for the total balance of FDIC-acquired loan discounts.

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

	Three Months Ended September 30,
	2013 vs. 2012
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$4,206	$(3,726)	$480
Investment securities	379	(119)	260
Other short-term investments	2	12	14
Total interest-earning assets	$4,587	$(3,833)	$754

Interest-bearing liabilities:
Interest checking, money market, savings	$49	$(56)	$(7)
Time deposits	218	(486)	(268)
Federal funds purchased and securities sold under repurchase agreements	1	(1)	0
Other borrowings	653	(481)	172
Total interest-bearing liabilities	$921	$(1,024)	$(103)

Increase in net interest income			$857

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,
	2013 vs. 2012
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$10,376	$(1,487)	$8,889
Investment securities	470	(246)	224
Other short-term investments	36	9	45
Total interest-earning assets	$10,883	$(1,725)	$9,158

Interest-bearing liabilities:
Interest checking, money market, savings	$140	$(293)	$(153)
Time deposits	425	(961)	(536)
Federal funds purchased and securities sold under repurchase agreements	17	(18)	(1)
Other borrowings	1,610	(1,188)	422
Total interest-bearing liabilities	$2,192	$(2,460)	$(268)

Increase in net interest income			$9,426

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three and Nine Month Periods Ended September 30, 2013 and 2012

General.  During the three and nine months ended September 30, 2013, we recorded net income of $1.3 million and $7.9 million, respectively, compared to net income of $2.0 million and $4.3 million, respectively, for the same periods in 2012.  Basic earnings per share for the three and nine months ended September 30, 2013 was $0.18 and $1.07, respectively, compared to basic earnings per share of $0.25 and $0.54, respectively, for the same periods in 2012.  Diluted earnings per share for the three and nine months ended September 30, 2013 was $0.18 and $1.05, respectively, compared to diluted earnings per share of $0.25 and $0.54, respectively, for the same periods in 2012.  The reduction in operating results for the three months ended September 30, 2013 was primarily driven by reductions in the gain on sales of securities and the FDIC-acquired loan accretion as compared to the prior year period.  However, the improvement in operating results for the nine months ended September 30, 2013 was primarily driven by growth in net interest income and noninterest income partially offset by an increase in noninterest expense.

Interest Income.  Total interest income for the three and nine months ended September 30, 2013 increased $742,000 and $9.1 million, respectively, or 5.1% and 23.8%, respectively, compared to the same periods in 2012.   The increase was due to growth in average interest-earning assets for the three and nine months ended September 30, 2013 of $264.3 million and $220.3 million, respectively, compared to the same periods in 2012 primarily driven by organic loan growth and the Frontier acquisition.  The growth in volume of the average interest-earning assets was in part offset by a reduction in the yield on interest-earning assets of 128 basis points and 6 basis points, respectively, compared to the same periods in 2012.

Interest income on loans, after adjusting for the impact of tax-exempt obligations, for the three and nine months ended September 30, 2013 increased $480,000 and $8.9 million, respectively, to $13.9 million and $43.4 million, respectively, compared to $13.4 million and $34.5 million, respectively, for the same periods in 2012.  The increase in interest income on loans was primarily the result of the Frontier acquisition and the organic loan growth experienced throughout our market footprint which helped increase our average loan portfolio balance for the three and nine months ended September 30, 2013 by $194.7 million and $178.3 million, respectively, as compared to the same periods in 2012.  However, the increase in interest income was negatively impacted for the three and nine months ended September 30, 2013 by a decrease in the weighted average yield on loans of 183 basis points and 25 basis points compared to the same periods in 2012 driven by reduced accretion on FDIC-acquired loans.

Interest income on investment securities, after adjusting for the impact of tax-exempt obligations, for the three and nine months ended September 30, 2013 was $1.6 million and $4.3 million, respectively, compared to $1.3 million and $4.1 million, respectively, for the same periods in 2012.  The weighted average yield on investments for the three and nine months ended September 30, 2013 decreased 16 basis points and 12 basis points, respectively, which negatively impacted the interest income on investment securities compared to the weighted average yield on investments for the same periods in 2012.  However, growth in the average balance of investment securities for the three and nine months ended September 30, 2013 of $67.5 million and $28.6 million, respectively, positively impacted the interest income on investments compared to the same periods in 2012 as excess liquidity from the Frontier acquisition was placed into investment securities.  We anticipate the yield on our investment portfolio to improve during the remainder of 2013 as we anticipate reinvesting maturing investments at higher yields.

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income on other short-term investments for the three and nine months ended September 30, 2013 increased to $34,000 and $147,000, respectively, compared to $20,000 and $102,000, respectively, for the same periods in 2012.  The improvement in interest income on other short-term investments was driven by growth in the average balances of other short-term investments for the three and nine months ended September 30, 2013 of $2.0 million and $13.3 million, respectively, compared to the same periods in 2012 primarily driven by the Frontier acquisition.  The average yield on other short-term investments improved for the three and nine months ended September 30, 2013 by 18 basis points and 3 basis points to 0.50% and 0.39%, respectively, compared to the same periods in 2012.

Interest Expense.  Total interest expense for the three and nine months ended September 30, 2013 decreased $103,000 and $268,000, respectively, or 5.3% and 4.6%, respectively, compared to the same periods in 2012.  The decrease in interest expense was primarily the result of a decline in the weighted average cost of interest-bearing liabilities for the three and nine months ended September 30, 2013 of 22 basis points and 18 basis points, respectively, to 0.70% and 0.74%, respectively, as compared to the same periods in 2012 as we better manage our deposit interest rates.  The decrease in the weighted average cost of interest-bearing liabilities was in part offset by growth in the average balance of interest-bearing liabilities for the three and nine months ended September 30, 2013 of $207.5 million and $164.5 million, respectively, compared to the same periods in 2012 driven by the Frontier acquisition.  We anticipate the cost of interest-bearing liabilities to slightly increase during 2013 as higher market interest rates impact our deposit rates.

Interest expense on deposits for the three and nine months ended September 30, 2013 decreased $275,000 and $689,000, respectively, compared to the same periods in 2012.  The decrease in interest expense on deposits for the three and nine months ended September 30, 2013 was driven by a decline in the weighted average cost on deposits of 22 basis points and 18 basis points, respectively, compared to the same periods in 2012.  The decrease in interest expense was in part offset by growth in interest-bearing deposits for the three and nine months ended September 30, 2013 of $140.9 million and $108.9 million, respectively, compared to the same periods in 2012.

Interest expense on federal funds purchased and securities sold under repurchase remained relatively unchanged for the three and nine months ended September 30, 2013 compared to the same periods in 2012.  We anticipate a modest increase in securities sold under repurchase agreements during 2013 as we focus our efforts on cash services for commercial customers.

 Interest expense on other borrowings, consisting of FHLB advances, for the three and nine months ended increased $172,000 and $422,000, respectively, compared to the same periods in 2012.  The increase in the interest expense on other borrowings for the three and nine months ended September 30, 2013 was primarily driven by an increase in the average balance of other borrowings of $66.5 million and $55.0 million, respectively, compared to the same periods in 2012 driven by our strategy to take advantage of historically low interest rates to fund future loan growth.  However, the increase in interest expense for the three and nine months ended September 30, 2013 was offset in part by a significant reduction in the weighted average rate paid on these borrowings of 188 basis points and 176 basis points, respectively, compared to the same periods in 2012.

Net Interest Income.  Net interest income for the three and nine months ended September 30, 2013 increased $845,000 and $9.4 million, respectively, or 6.7% and 28.9%, respectively, compared to the same periods in 2012.  The overall increase was primarily driven by an increase in the balance of interest-earning assets on top of a decline in the cost of interest-bearing liabilities partially offset by a decline in the yield on interest-earning assets and balance growth in interest-bearing liabilities.  The net interest spread for the three months ended September 30, 2013 decreased 106 basis points while the net interest spread for the nine months ended September 30, 2013 increased 12 basis points compared to the same periods in 2012.  The net interest margin for the three months ended September 30, 2013 decreased 104 basis points while the net interest margin for the nine months ended September 30, 2013 increased 15 basis points compared to the same periods in 2012.  The primary reason the net interest margin decreased significantly for the three months ended September 30, 2013 was the result of a reduction in loan accretion for FDIC-acquired loans reducing the weighted average yield on loans by 147 basis points compared to the same period in 2012.  The primary reason the net interest margin increased for the nine months ended September 30, 2013 was the result of an increase in loan accretion for FDIC-acquired loans improving the weighted average yield on loans by 15 basis points compared to the same period in 2012.  We also expect loan accretion for FDIC-acquired loans to vary from quarter to quarter but continue to positively impact the net interest margin for the remainder of 2013.

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

Provision for Loan Losses.  During the three and nine months ended September 30, 2013, provision for loan losses expense decreased by $1.6 million and $1.9 million, respectively, compared to the same periods in 2012.  The decrease in provision expense for the three and nine months ended September 30, 2013 was the result of a decline of $412,000 and $472,000, respectively, related to non-covered loans primarily driven by improving credit quality coupled with a reduction of $1.2 million and $1.5 million, respectively, related to individually assessed, FDIC-acquired covered loans where 80% of the expense related to covered loans is reimbursable from the FDIC.  We include five years of historical losses in our allowance calculation for all periods.  The use of this timeframe has recently resulted in an overall increase in historical losses.  However, offsetting the upward trend in losses is a change in the portfolio mix where loan growth has occurred.  Specifically, positive growth occurred in nonresidential loans as a percentage of the loan portfolio, which carries a lower historical loss rate compared to other loan categories.  In addition, criticized and classified loans have decreased as a percentage of the overall loan portfolio.

The following table presents the provision for loan losses in more detail for the periods indicated.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
		(Dollars in thousands)
Provision for loan losses – non-covered	$350	$750	$1,440	$1,900
Provision for loan losses – FDIC-acquired non-covered	-	12	-	12
Provision for loan losses – non-covered	350	762	1,440	1,912
Provision for loan losses – FDIC-acquired covered	-	1,172	63	1,513
Provision for loan losses	$350	$1,934	$1,503	$3,425

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

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Three Months Ended September 30,
	2013	2012	$ Chg	% Chg
	(Dollars in thousands)

Service charges on deposit accounts	$1,577	$1,285	$292	22.7%
Bankcard services income	852	783	69	8.8
Other service charges, commissions and fees	136	80	56	70.0
Brokerage fees	561	467	94	20.1
Mortgage banking activities	1,953	1,689	264	15.6
Bank-owned life insurance	200	210	(10)	(4.8)
Other	138	59	79	133.9
Total noninterest income	$5,417	$4,573	$844	18.5%
Noninterest income as a percentage of average assets (annualized)	1.63%	1.71%

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

	Nine Months Ended September 30,
	2013	2012	$ Chg	% Chg
	(Dollars in thousands)

Service charges on deposit accounts	$4,028	$3,441	$587	17.1%
Bankcard services income	2,445	2,437	8	0.3
Other service charges, commissions and fees	392	238	154	64.7
Brokerage fees	1,578	1,375	203	14.8
Mortgage banking activities	7,560	3,316	4,244	128.0
Bank-owned life insurance	603	561	42	7.5
Other	356	194	162	83.5
Total noninterest income	$16,962	$11,562	$5,400	46.7%
Noninterest income as a percentage of average assets (annualized)	1.77%	1.08%

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense.  A summary of noninterest expense, excluding acquisition related expenses, loss on sales and write-down of FDIC-acquired OREO, foreclosed FDIC-acquired asset expenses and FDIC loss-share clawback expenses, is presented in the table below.

	Three Months Ended September 30,
	2013	2012	$ Chg	% Chg

	(Dollars in thousands)
Salaries and employee benefits	$8,108	$6,380	$1,728	27.1%
Equipment	969	609	360	59.1
Occupancy	963	707	256	36.2
Advertising and marketing	335	114	221	193.9
Legal and accounting	154	204	(50)	(24.5)
Consulting & other professional fees	186	149	37	24.8
Directors fees and retirement	158	245	(87)	(35.5)
Telecommunications	370	236	134	56.8
Supplies	133	163	(30)	(18.4)
Data processing fees	965	1,004	(39)	(3.9)
(Gain) loss on sales and write-downs of OREO	335	90	245	272.2
Foreclosed asset expenses	337	177	160	90.4
FDIC insurance and other regulatory fees	293	276	17	6.2
Deposit intangible expenses	204	194	10	5.2
Other operating	1,111	886	225	25.4
Total noninterest expenses	$14,621	$11,434	$3,187	27.9%
Noninterest expenses as a percentage of average assets (annualized)	4.41%	4.27%

The increase in salaries and employee benefits was primarily due to the net addition of 96 full-time equivalent employees (“FTE’s”), a 30.4% increase from the prior year, related primarily to the mortgage banking expansion and our Frontier acquisition, which added 58 FTE’s and 37 FTE’s, respectively.

The increases in equipment, occupancy, advertising and marketing and other operating expenses were primarily due to the mortgage banking expansion and the increased banking footprint resulting from the Frontier acquisition.

Loss on sales and write-downs of OREO increased from the prior year due to our continued efforts to aggressively resolve problem assets.

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,
	2013	2012	$ Chg	% Chg

	(Dollars in thousands)
Salaries and employee benefits	$22,723	$17,376	$5,347	30.8%
Equipment	2,716	1,983	733	37.0
Occupancy	2,720	2,051	669	32.6
Advertising and marketing	871	509	362	71.1
Legal and accounting	442	546	(104)	(19.0)
Consulting & other professional fees	415	386	29	7.5
Directors fees and retirement	472	535	(63)	(11.8)
Telecommunications	913	756	157	20.8
Supplies	408	463	(55)	(11.9)
Data processing fees	2,911	2,700	211	7.8
(Gain) loss on sales and write-downs of other real estate owned	368	(58)	426	734.5
Foreclosed asset expenses	779	617	162	26.3
FDIC insurance and other regulatory fees	827	785	42	5.4
Deposit intangible expenses	609	590	19	3.2
Other operating	3,217	2,717	500	18.4
Total noninterest expenses	$40,391	$31,956	$8,435	26.4%
Noninterest expenses as a percentage of average assets (annualized)	4.22%	4.00%

The acquisition related expenses for the three and nine months ended September 30, 2013 increased $266,000 and $806,000, respectively, compared to the same periods in 2012 driven by expenses related to the Frontier acquisition.

Income Tax Expense.  Income tax expense for the three months ended September 30, 2013 decreased $694,000 compared to the same period in 2012 while the nine months ended September 30, 2013 increased $1.0 million compared to the same period in 2012.  The effective tax rate for the three and nine months ended September 30, 2013 was 26.2% and 29.0%, respectively, compared to 36.8% and 33.8%, respectively, for the same periods in 2012.

Accounting for FDIC-Assisted Acquisitions

General.  We perform ongoing assessments of the estimated cash flows of our FDIC-acquired loan portfolios accounted under ASC 310-30.  At September 30, 2013, the fair value of the FDIC-acquired loan portfolios consisted of $53.8 million in covered and $69.7 million in non-covered loans compared with $72.4 million in covered and $11.9 million in non-covered loans at December 31, 2012.  The principal balance of the FDIC-acquired loan portfolios totaled $195.5 million at September 30, 2013 compared with $152.1 million at December 31, 2012.  The increase in FDIC-acquired loans was driven by the Frontier acquisition, which added $73.3 million of non-covered loans, offset in part by portfolio paydowns and resolutions of $29.9 million.

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

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the three and nine months ended September 30, 2013, the FDIC-acquired loan pools did not experience any charge-offs or record any increase in allowance for loan losses but did experience improvement in cash flows, which positively impacted the FDIC-acquired loan accretion related to the pooled loans.  During the three and nine months ended September 30, 2013, the FDIC-acquired loans individually assessed experienced reduced charge-offs of $0 and $63,000, respectively, related to inadequate discounts as a result of the re-estimation of cash flows for such loans compared to $1.2 million and $1.5 million, respectively, for the same periods in 2012.

FDIC Loss-Share Receivable and Clawback Liability.  At September 30, 2013, the FDIC loss-share receivable associated with covered FDIC-acquired assets decreased $16.2 million to $44.5 million, or 38.3% of the principal balance of covered FDIC-acquired assets, compared to $60.7 million, or 38.9% of the principal balance of covered FDIC-acquired assets, at December 31, 2012. The principal balance of the covered FDIC-acquired assets totaled $116.2 million at September 30, 2013 compared with $156.0 million at December 31, 2012.  The reduction in the FDIC loss-share receivable for 2013 was primarily driven by $9.2 million of reimbursements received from the FDIC and $7.3 million of negative accretion, resulting from the improvement in cash flows for the FDIC-acquired loan pools, included in noninterest income of the consolidated statements of operations.

As of September 30, 2013, we have recorded an FDIC clawback liability of $1.7 million for all FDIC loss-share agreements compared to $703,000 at December 31, 2012.  This increase in FDIC clawback liability was driven by an improvement in estimates of expected cash flows for the FDIC-acquired assets covered under loss-sharing agreements.

The following table presents the FDIC loss-share receivable and clawback liability in more detail for the periods indicated.

	September 30, 2013	December 31, 2012	September 30, 2012
	(dollars in thousands)
FDIC loss-share receivable:
Single family estimated credit losses	$9,134	$11,292	$12,297
Non-single family estimated credit losses	33,550	43,899	53,540
Pending reimbursements and other	1,843	5,540	1,861
Total	$44,527	$60,731	$67,698

FDIC clawback liability	$1,681	$703	$484
Total covered discount impacting FDIC loss-share receivable	42,684	55,191	65,837

FDIC receivable as % of gross balance of covered assets	38.3%	38.9%	39.0%
Covered discount as % of FDIC loss-share receivable	95.9%	90.9%	97.3%

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income. The negative accretion for FDIC loss-share receivable for the three and nine months ended September 30, 2013 was $1.5 million and $7.3 million, respectively, compared to negative accretion of $1.1 million and $1.8 million, respectively, for the same periods in 2012.  The increase in negative accretion was primarily driven by the improvement in the expected cash flows of the covered FDIC-acquired performing loan pools.

Noninterest Expense. Foreclosed FDIC-acquired asset expenses for the three and nine months ended September 30, 2013 were $353,000 and $1.1 million, respectively, compared to $563,000 and $1.2 million, respectively, for the same periods in 2012.  FDIC clawback expense for the three and nine months ended September 30, 2013 was $286,000 and $978,000, respectively, compared to $484,000 for each of the same periods in 2012.  However, the gain on sales net of write-downs of FDIC-acquired OREO for the three and nine months ended September 30, 2013 improved to $206,000 and $433,000, respectively, compared to $33,000 and $108,000, respectively, for the same periods in 2012 primarily driven by our ability to sell FDIC-acquired OREO closer to appraised value as compared to the previous year.

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

If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our unpledged investment portfolio.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At September 30, 2013, the Bank had total federal funds credit lines with six correspondent banks of $74.0 million, with no outstanding advances.  The Bank also maintains a credit facility with the FHLB of $187.0 million with total outstanding advances of $97.1 million at September 30, 2013.

At September 30, 2013, total deposits increased $182.9 million, or 21.0%, to $1.052 billion compared to $0.870 billion at December 31, 2012 primarily driven by the deposits acquired from the Frontier acquisition of $212.1 million, core deposit growth of $7.2 million and wholesale deposit growth of $26.1 million, which was offset in part by $42.4 million in planned time deposit runoff associated with Frontier internet and single service customers and $20.1 million in planned runoff of retail time deposits.  Federal funds purchased and securities sold under agreements to repurchase increased $2.2 million, or 6.5%, to $35.4 million at September 30, 2013 compared to $33.2 million at December 31, 2012.  Also, FHLB advances increased $41.7 million, or 69.4%, to $101.7 million at September 30, 2013 compared to $60.0 million at December 31, 2012.  The growth in FHLB advances was primarily driven by the FHLB borrowings we acquired in the Frontier acquisition of $37.3 million net of the fair market value rate adjustment recognized as a reduction to interest expense for 2013 of $611,000 coupled with a $5.0 million 10-year fixed rate FHLB advance we added in the first quarter of 2013.

The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Risk Management Committee with day to day responsibility delegated to the Asset/ Liability Management Committee (“ALCO”) and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2013 were considered satisfactory.  At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds.  The Company is aware of no events or trends likely to result in a negative material change in liquidity.

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated statements of cash flows for the nine months ended September 30, 2013 detail cash flows from operating, investing and financing activities.  At September 30, 2013, net cash provided by operating activities and investing activities was $4.3 million and $27.9 million, respectively, offset in part by net cash used in financing activities of $27.3 million resulting in a net increase in cash and due from banks of $4.9 million to $28.9 million.

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

Regulatory Capital Ratios for the Company and the Bank at September 30, 2013

The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities.  The following table reflects the Company’s and the Bank’s compliance at September 30, 2013 with regulatory capital requirements.  These calculations are based on total risk weighted assets of $869.0 million consolidated and $858.6 million for the Bank as of September 30, 2013, and average total assets of $1.3 billion consolidated and $1.3 billion for the Bank for the three months ended September 30, 2013.  These consolidated capital ratios are based on the capital requirements for bank holding companies issued by the Board of Governors of the Federal Reserve System.  The Georgia Department of Banking and Finance, by policy, requires the Bank to maintain 4% of Tier 1 capital to average total assets of the Federal Reserve requirements included in the table.

	Actual		For Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk Weighted Assets
Consolidated	$133,609	15.4%	$69,518	8.0%	N/A
HeritageBank of the South	123,301	14.4%	68,691	8.0%	$85,863	10.0%

Tier I Capital to Risk Weighted Assets
Consolidated	124,715	14.4%	34,759	4.0%	N/A
HeritageBank of the South	114,407	13.3%	34,345	4.0%	51,518	6.0%

Tier I Capital to Average Total Assets
Consolidated	124,715	9.4%	53,083	4.0%	N/A
HeritageBank of the South	114,407	8.7%	52,752	4.0%	65,939	5.0%

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

The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates.  The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity to minimize the impact of market interest rate swings.  The impact on net interest income over a twelve-month period of a shock of 100, 200, 300,  and 400 basis point increase or decrease in market rates is analyzed on a quarterly basis.  The Company also monitors regulatory required interest rate risk analysis, which simulates more dramatic changes to rates.

The Company’s strategy is to mitigate interest rate risk to the extent possible as part of the Company’s overall business strategy. Based on our analysis of the Company’s overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk.  These strategies aim to achieve neutrality to interest rate risk.  Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates.  As of September 30, 2013, a drop in interest rates would decrease our net interest income and an increase in rates would increase our net interest income, also known as being “asset sensitive.”  The asset sensitivity position was in part driven by our overall balance sheet structure designed to take advantage of rising interest rates.  The Company plans to maintain our asset sensitivity position by focusing our efforts to extend liabilities and increase variable rate assets.  The Company feels the level of interest rate risk is at an acceptable level, and it is within our internal policy limits.

The ALCO monitors and analyzes interest rate risk.  This committee is comprised of members of senior management and meets on a monthly basis and reviews the simulations listed above, as well as other interest rate risk reports.

Index
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following table shows the results of our projections for net interest income expressed as a percentage change over net interest income in a flat rate scenario for an immediate change or “shock” in market interest rates over a twelve month period.  Due to the historically low level of interest rates, the Company does not believe downward shocks greater than 100 basis points are relevant.

Effect
Market	on Net
Rate	Interest
Change	Income

+400	13.4%
+300	10.3%
+200	8.4%
+100	5.1%
-100	-7.3%

Index
Quarterly Financial Summary - Unaudited

The following table presents condensed information relating to quarterly periods presented.

	For the Three Months Ended
	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(dollars in thousands expect per share data)
Results of Operations:
Net interest income	$13,558	$15,600	$12,855	$14,530	$12,713
Provision for loan losses	350	668	485	2,507	1,934
Net interest income after provision for loan losses	13,208	14,932	12,370	12,023	10,779
Total noninterest income	3,918	3,195	6,765	3,092	4,845
Total noninterest expense	15,334	14,555	13,356	12,314	12,462
Income before income taxes	1,792	3,572	5,779	2,801	3,162
Applicable income tax	470	912	1,851	373	1,164
Net income	$1,322	$2,660	$3,928	$2,428	$1,998

Per Share Data:
Weighted average shares – basic	7,371,804	7,381,370	7,526,344	7,720,839	7,942,852
Weighted average shares – diluted	7,483,812	7,383,992	7,528,522	7,722,867	7,944,983

Basic earnings per share	$0.18	$0.36	$0.52	$0.31	$0.25
Diluted earnings per share	0.18	0.36	0.52	0.31	0.25

Index
ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) under the Securities Exchange Act (the “Exchange Act”)) as of September 30, 2013, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 40-day period preceding the filing date of this quarterly report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective in ensuring that the information required to disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including its Chief Executive Officer and Chief Financial Officer) in a timely manner; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

b)	Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities during the quarter ended September 30, 2013.

In April 2013, the Company’s Board of Directors approved a stock repurchase program for 394,000 shares, or 5% of the Company's currently outstanding common stock, which expires in April 2014, unless the program is extended or completed earlier.  As of September 30, 2013, the company had purchased 49,593 shares at an average price of $14.32 per share under the plan for a total of $710,000.  As a result, the Company has remaining authorization to repurchase up to approximately 344,407 shares.

The repurchases may be made from time to time in open-market or negotiated transactions as deemed appropriate by the Company and will depend on market conditions.

	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
July	5,108	$14.91	5,108	344,407
August	-	-	-	344,407
September	-	-	-	344,407
Total	5,108	$$14.91	5,108	344,407

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

Index
ITEM 6.	EXHIBITS

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
12.1	Ratio of Earnings to Fixed Charges	12.1
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	31.2
32	Section 1350 Certifications	32
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP, INC.

Date:	November 12, 2013	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2013	By:	/s/ T. Heath Fountain
T. Heath Fountain
Executive Vice President,
Chief Administrative Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)