Form 10-K
period 2013-12-31
Heritage Financial Group Inc
filed 2014-03-14
CIK 1493491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

Commission File Number 001-34902

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $103.8 million, based on the closing sale price of $14.75 per share for the registrant’s common stock on Nasdaq Global Market on that date.

As of March 14, 2014, there were 7,881,260 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct.  Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are disclosed under “Risk Factors” and elsewhere in this prospectus, including, without limitation, in conjunction with the forward-looking statements included or incorporated in this prospectus.  These forward-looking statements involve risks and uncertainties that may cause our actual future activities and results of operations to be materially different from those suggested or described in this prospectus.

There are a number of factors that could cause our actual results to differ materially from those projected in such forward-looking statements.  These factors may include, without limitation:

•	those items discussed under “Risk Factors” herein;

•	adverse developments in borrower industries and, in particular, declines in commercial real estate values;

•	our ability to maintain compliance with federal and state laws that regulate our business and capital levels;

•	our ability to raise capital as needed by our business;

•	the loss of any of our key employees;

•	changes in the interest rates affecting our deposits and our loans;

•	the strength of the economy in our target market area, as well as general economic, market, or business conditions;

•	recent or future negative developments in the financial industry and credit markets;

•	our ability to calculate accurately our allowance for loan losses and to make accurate assumptions with respect thereto;

•	the abilities of our target markets and industries to weather a downturn in the economy;

•	recent or future changes to the accounting rules to which we are subject;

•	our ability to successfully manage potential growth, including but not limited to our entrance or expansion into new markets, our ability to execute successfully on opportunities that may be presented to and pursued by us, and our ability to secure and maintain sufficient capital to support that growth;

•	changes in our competitive position, competitive actions by other financial institutions, and the competitive nature of the financial services industry and our ability to compete effectively against other financial institutions in our banking markets;

•	changes in laws, regulations and the policies of federal or state regulators and agencies, including the impact of proposed capital regulations;

•	our ability to maintain effective internal control over financial reporting;

•	our ability to effectively use technology and to avoid any interruption or breach in security of our information systems;

•	the effect of changes in economic conditions on our mortgage banking revenue;

•	our reliance on secondary sources, such as Federal Home Loan Bank advances, sales of securities and loans, federal funds lines of credit from correspondent banks and out-of-market time deposits, to meet our liquidity needs and the continued availability of those sources;

•	our ability to obtain accurate and complete information about our clients on a timely basis, and our ability to assess and manage our asset quality; and

•	other circumstances, many of which are beyond our control.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on any of our behalf, are expressly qualified by the cautionary statements.  We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date on the cover page of this annual report.  All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results and conditions may differ significantly from those we discuss in these forward-looking statements.

PART I

Item 1. Business

General
Heritage Financial Group, Inc. (“Heritage” or the “Company”), is a $1.4 billion holding company headquartered in Albany, Georgia.  Heritage primarily conducts commercial banking, retail banking, mortgage banking and wealth management activities through its wholly owned subsidiary, HeritageBank of the South (“HeritageBank” or the “Bank”).  As of December 31, 2013, HeritageBank operated in Georgia, Florida and Alabama through 27 full-service branch locations, 14 mortgage offices and 4 investment offices. HeritageBank provides credit based products, deposit accounts, corporate cash management, investment support and other services to commercial and retail clients.

The Company was formed by its federally chartered predecessor, Heritage Financial Group (the “Predecessor”) in connection with a second-step conversion and public offering conducted in the latter half of 2010, in which the Predecessor merged into the Company and converted from a mutual holding company structure to a stock holding company structure (“Conversion”). In that merger, each public share of common stock of the Predecessor was exchanged for 0.8377 shares of the Company’s common stock. The words “we,” “our” and “us” in this Form 10-K refer to Heritage and HeritageBank on a consolidated basis.

At December 31, 2013, we had total assets of $1.4 billion, loans of $799.0 million, deposits of $1.1 billion and stockholders’ equity of $125.1 million. Our executive offices are located at 721 N. Westover Boulevard, Albany, Georgia 31707. Our common stock is traded on the Nasdaq Global Market under the symbol “HBOS.” For more information about our business, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – General.

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

Expansion Efforts.  A key element of our business strategy is increasing our presence and growing the “Heritage” brand in the markets we currently serve and expanding our operations beyond our original Southwest Georgia market by entering new markets in other parts of Georgia, Florida, Alabama and other adjacent communities that present attractive opportunities for expansion consistent with our capital availability.  This expansion of our market beyond southwest Georgia began in 2006, when we commenced operating a branch in Ocala, Florida.  We have pursued this expansion program through both prudent, disciplined internal growth and strategic acquisitions.  We have also hired highly regarded and experienced lending officers and commercial bankers and expanded into new market areas that are contiguous to our existing market areas.  These recent activities reflect our ability to take advantage of these expansion opportunities.

During 2011, we completed two FDIC-assisted whole-bank acquisitions near Savannah, Georgia and in Statesboro, Georgia with combined loans of $247.2 million and deposits of $342.3 million.   In April 2012, we opened a commercial banking office in Macon, Georgia, and in June 2012, we completed the purchase of a single branch in Auburn, Alabama with $10.9 million in loans and $18.7 million in deposits.  In August 2012, we hired a new management team to operate our mortgage division which has led to significant growth in our mortgage business, particularly in the Atlanta, Georgia market.  In March 2013, we completed an FDIC-assisted whole-bank purchase of a bank based in LaGrange, Georgia with $98.0 million in loans and $211.6 million in deposits, which were primarily located in Alabama, and in November 2013, we opened a commercial and mortgage banking office in Columbus, Georgia.

Market Area

We intend to continue to be a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.  At December 31, 2013, we primarily served our markets in Georgia through offices in Albany, LaGrange, Macon, Savannah, Statesboro, and Valdosta, Florida through offices in Lake City and Ocala and Alabama through offices in Auburn-Opelika, Birmingham-Hoover, Talledega-Sylacauga, and Valley.  We occasionally make loans beyond our market area to meet customer needs and to develop new business.

The following table sets forth our deposit market share and information regarding the local economy by market area, including acquisitions, as of June 30, 2013, based on the most recent data available from the Federal Deposit Insurance Corporation (“FDIC”) and SNL Financial.  SNL Financial is a provider of news, financial data and analysis on the banking business.  Most of our market areas fall within Metropolitan Statistical Areas (“MSA”) and were selected based on the market area’s significance to our operations.  The significance of a market area includes such factors as the number of branches, the level of loans and deposits, or the current or potential future contribution to overall net income of Heritage.  As of December 2013, the national unemployment rate was 6.7%, and the rates in Georgia, Florida and Alabama were 7.2%, 5.9% and 5.7%, respectively.

Market Area	Market Share	Market Share Rank	Institutions in Market	Unemployment Rate	Population	Projected Population Growth
Georgia:
Albany MSA	17.5%	1	16	8.2%	157,346	-0.2%
LaGrange	0.9	10	10	7.7	68,402	4.5
Macon MSA	0.3	14	18	7.6	233,788	1.1
Savannah MSA	2.4	9	24	6.7	362,277	7.5
Statesboro	13.8	4	8	8.3	73,169	7.2
Valdosta MSA	1.4	16	20	7.0	145,453	7.6
Florida:
Lake City	4.2	6	6	5.8	68,636	2.0
Ocala MSA	1.1	16	22	6.8	334,783	2.4
Alabama:
Auburn-Opelika MSA	0.8	15	17	4.7	148,387	10.3
Birmingham-Hoover MSA	0.1	37	46	5.0	1,142,225	2.1
Talladega-Sylacauga	9.0	4	10	6.3	94,990	0.0
Valley	15.7	3	6	6.3	34,010	-0.6

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

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial Real Estate
Nonresidential	$256,567	32.12%	$212,570	31.73%	$138,970	24.79%	$110,079	26.27%	$71,158	21.30%
Multifamily	22,650	2.84	21,293	3.18	15,797	2.82	13,598	3.25	12,135	3.63
Farmland	23,420	2.93	20,141	3.01	17,921	3.20	12,339	2.94	9,013	2.70
Total	302,637	37.89	254,004	37.92	172,688	30.80	136,016	32.46	92,306	27.63

Construction and land	50,167	6.29	33,340	4.98	26,804	4.78	24,522	5.85	28,385	8.49

Residential real estate
Mortgage loans, 1-4 families	177,456	22.22	161,883	24.16	129,745	23.14	131,293	31.34	87,469	26.18
Home equity	29,147	3.64	27,345	4.08	26,154	4.67	26,091	6.23	18,778	5.62
Total	206,603	25.86	189,228	28.24	155,899	27.81	157,384	37.57	106,247	31.80

Commercial and industrial loans	101,161	12.66	83,659	12.49	55,179	9.84	52,589	12.55	45,837	13.72
Consumer and other loans	23,976	3.00	25,498	3.80	23,872	4.26	27,115	6.47	36,943	11.06

Loans acquired through FDIC-assisted transactions
Non-Covered	63,318	7.93	11,850	1.76	18,721	3.34	21,371	5.10	24,420	7.30
Covered	50,891	6.37	72,425	10.81	107,457	19.17	-	-	-	-
Total	114,209	14.30	84,275	12.57	126,178	22.51	21,371	5.10	24,420	7.30

Total loans	798,753	100.00%	670,004	100.00%	560,620	100.00%	418,997	100.00%	334,138	100.00%
Less allowance for loan losses	8,955		9,061		7,494		8,101		6,060
Total loans, net	$789,798		$660,943		$553,126		$410,896		$328,078

The following table shows the composition of HeritageBank's loan portfolio by fixed- and adjustable-rates at the dates indicated.

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-Rate Loans:
Real Estate
Residential real estate	$151,889	19.01%	$145,496	21.72%	$117,336	20.93%	$102,626	24.49%	$98,462	29.47%
Multi-family	19,725	2.47	16,605	2.48	12,340	2.20	10,190	2.43	6,455	1.93
Nonresidential	228,084	28.56	187,708	28.02	113,761	20.29	77,033	18.39	58,419	17.48
Farmland	18,382	2.30	13,339	1.99	14,534	2.59	8,086	1.93	4,789	1.43
Construction and land	36,707	4.60	18,522	2.76	20,799	3.71	12,966	3.09	8,752	2.62
Total real estate loans	454,787	56.94	381,670	56.97	278,770	49.73	210,901	50.33	176,877	52.93
Consumer and other loans	19,825	2.48	21,574	3.22	19,953	3.56	20,021	4.78	21,992	6.58
Commercial and industrial loans	70,002	8.76	52,830	7.89	28,523	5.09	21,964	5.24	18,997	5.69
Total fixed-rate loans	544,614	68.18	456,074	68.08	327,246	58.37	252,886	60.35	217,866	65.20

Adjustable-Rate Loans:
Real Estate
Residential real estate	54,714	6.84	43,732	6.52	38,563	6.88	8,335	1.99	7,785	2.33
Multifamily	2,925	0.37	4,688	0.70	3,457	0.62	580	0.14	5,680	1.70
Nonresidential	28,483	3.57	24,862	3.71	25,209	4.50	20,449	4.88	12,739	3.81
Farmland	5,038	0.63	6,802	1.02	3,387	0.60	3,689	0.88	4,224	1.27
Construction and land	13,460	1.69	14,818	2.22	6,005	1.07	9,460	2.26	19,633	5.88
Total real estate loans	104,620	13.10	94,902	14.17	76,621	13.67	45,513	10.15	50,061	14.99
Consumer and other loans	4,151	0.52	3,924	0.58	3,919	0.70	21,892	5.22	14,951	4.48
Commercial and industrial loans	31,159	3.90	30,829	4.60	26,656	4.75	28,231	6.74	26,840	8.03
Total adjustable-rate loans	139,930	17.52	129,655	19.35	107,196	19.12	92,636	22.11	91,852	27.50
	684,544	85.70	585,729	87.43	434,442	77.49	345,522	82.46	309,718	92.70

Loans acquired through FDIC-assisted transactions(1)
Non-Covered	63,318	7.93	11,850	1.76	18,721	3.34	21,371	5.10	24,420	7.30
Covered	50,891	6.37	72,425	10.81	107,457	19.17	-	-	-	-
Total	114,209	14.30	84,275	12.57	126,178	22.51	21,371	5.10	24,420	7.30

Total loans	798,753	100.00%	670,004	100.00%	560,620	100.00%	418,997	100.00%	334,138	100.00%
Less allowance for loan losses	8,955		9,061		7,494		8,101		6,060
Total loans, net	$789,798		$660,943		$553,126		$410,896		$328,078

(1)	Loans acquired through FDIC-assisted transactions are accounted for under ASC 310-30 and are not considered either fixed or variable.

The following schedule illustrates the contractual maturity of HeritageBank's loan portfolio at December 31, 2013, excluding FDIC-acquired loans.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Consumer and Commercial Real Estate		Construction and land		Consumer and Other		Commercial and Industrial		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2014(1)	$37,125	5.07%	$28,012	4.51%	$10,809	6.45%	$44,992	3.75%	$120,938	4.45%
2015	45,626	4.54	5,388	2.77	3,176	7.09	8,124	3.93	62,314	4.44
2016	91,151	4.75	3,581	4.72	5,248	5.95	20,194	4.17	120,174	4.71
2017 to 2018	157,590	4.52	10,233	4.49	4,595	4.95	27,059	4.35	199,477	4.50
2019 to 2023	99,969	4.17	2,953	3.98	93	7.90	792	4.81	103,807	4.17
2024 to 2028	15,770	4.18	-	-	-	-	-	-	15,770	4.18
2029 and following	62,009	4.69	-	-	55	8.99	-	-	62,064	4.70
Total	$509,240	4.55	$50,167	4.30	$23,976	6.01	$101,161	4.01	$684,544	4.48

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

Lending authority.  The Board of Directors has established lending authorities for its officers.   Based on individual experience, Market Presidents and Commercial Lenders have established lending authorities for relationships with exposure up to $500,000, and Consumer and Mortgage Lenders have lending authorities for relationships with exposure up to $200,000.  The Mortgage Division Co-Presidents have lending authorities for relationships with exposure up to $417,000, and the Regional Managers and Regional Presidents may make and approve secured loans for relationships with exposure up to $1.0 million.  Regional Credit Officers or the Chief Banking Officer may approve secured loans for relationships with exposure up to $3.0 million.  The Chief Executive Officer or the Chief Credit Officer may approve loans for relationships up to $5.0 million.  Relationships and exposures that exceed $5.0 million must be approved by the Board of Directors.

We are subject to lending limits established under Georgia law for loans to one borrower and the borrower's related entities.  See Item 1 - How We Are Regulated - HeritageBank of the South for more information.  Based on our capital level at December 31, 2013, the maximum amount under Georgia law that we could loan to any one borrower and the borrower's related entities was $21.6 million for fully secured loans (including loans secured by real estate for which we have an independent appraisal) and $13.0 million for all other loans.  Internally, we have set a limit of $8.0 million for all loans to any one borrower and the borrower’s related entities.  This internal limit may be exceeded with the approval of the Board of Directors.

 Major loan customers.  Our ten largest lending relationships, excluding FDIC-acquired loans, are with commercial borrowers with total lending exposure, including undrawn lines of credit, of $76.6 million at December 31, 2013.  These relationships consist of $10.0 million to a peanut shelling business secured by accounts receivable and inventory located primarily in southwest Georgia; $8.2 million to a specialty chemical business and their related interests in southwest Georgia; $8.0 million to a timber business located primarily in southeast Georgia; $7.9 million to a commercial warehousing and asset inventory management business in north Georgia; $7.7 million  to a nursing home secured by real estate located in southwest Georgia; $7.6 million for the permanent financing of a hotel in north central Florida; $7.3 million secured primarily by multifamily and residential rental real estate in central Georgia; $7.0 million secured primarily by multifamily and residential rental real estate in southeast Georgia; $6.9 million to a retail pharmacy business secured by inventory and real estate located primarily in southwest Georgia; and $5.9 million to a nursing home and assisted living secured by real estate located in central Georgia.  As of the date of this filing, these major customer relationships were performing and rated as pass credits.

For further information on credit quality, see Item 1 - Asset Quality - Delinquent Loans and - Classified Assets and see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Residential Real Estate Lending.  We originate loans secured by first mortgages on one- to four-family residences, including home equity lines of credit, in our market area and outside our market area for customers whose primary residences are within our lending area.  The majority of these loans are originated by us and sold to other lenders.  See Item 1 – Loan Originations, Purchases, Sales, Repayments and Servicing for more information.  At December 31, 2013, we had $206.6 million, or 26.2% of gross loans, in residential real estate loans including home equity lines of credit, of which $151.9 million were fixed-rate loans and $54.7 million were adjustable rate loans.

Our home equity lines of credit totaled $29.1 million and accounted for 3.6% of gross loans at December 31, 2013.  These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan.  Home equity lines of credit generally have a 3-year to 15-year draw period and require the payment of 1.5% of the outstanding loan balance per month during the draw period, which may be reborrowed at any time during the draw period.  We also offer a 3-year to 15-year home equity line of credit that requires interest-only payments for the first five years, then fully amortizing payments over the remaining 10 years of the loan.  At December 31, 2013, unfunded commitments on home equity lines of credit totaled $26.3 million.  Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

We generally underwrite our one‑ to four-family owner-occupied loans based on the applicant's employment and credit history and the appraised value of the subject property.  We typically lend up to 90% of the lesser of the appraised value or purchase price for one- to four-family residential loans.  Properties securing our one- to four-family loans are appraised by independent fee appraisers approved by the Board of Directors.  We require our borrowers to obtain title insurance, hazard insurance and, if necessary, flood insurance.  We currently originate one- to four-family mortgage loans on either a fixed- or adjustable-rate basis, as consumer demand dictates.  Our pricing strategy for mortgage loans includes setting interest rates that are competitive with other local financial institutions and consistent with our internal needs.  Fixed-rate loans generally have a 15- to 30-year term.

Adjustable-rate mortgage, or ARM, loans are generally offered with annual repricing with a maximum annual rate change of 2% and maximum overall rate change of 6%.  We use a variety of indices to reprice our ARM loans.  Our ARM loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment of the interest rate over the rate in effect on the date of origination.  As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds.  Our ARM loans are written using generally accepted underwriting guidelines.  ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment rise, increasing the potential for default.  We do not offer initial discounted rates or “teaser” rates on adjustable-rate mortgage loans.  Our real estate loans contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the collateral.

We generally underwrite our non-owner-occupied, one- to four-family loans primarily based on a 1.25 times debt service coverage, though we also consider the applicant's creditworthiness and the appraised value of the property.  We typically lend up to 85% of the lesser of the appraised value or purchase price for the residence.  These loans are offered with a fixed rate or an adjustable rate typically using The Wall Street Journal prime rate as the index.  These loans have terms of up to 15 years and are not assumable.  We generally obtain title opinions from our counsel regarding these properties.

Commercial Real Estate Lending.  We offer a variety of multifamily, nonresidential, and farmland real estate loans.  These loans are secured primarily by multifamily dwellings, retail establishments, hotels, motels, warehouses, small office buildings, farmland, and other properties located in our market areas.  At December 31, 2013, commercial real estate totaled $302.6 million, or 37.9% of gross loans. Nonresidential real estate totaled $256.6 million, or 32.1% of gross loans, and multifamily real estate totaled $22.7 million, or 2.9% of gross loans as December 31, 2013.

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

Our loans secured by farmland totaled $23.4 million, or 2.9% of gross loans, and are originated with either a fixed or adjustable interest rate over a three-or five-year term with a balloon payment generally based on a 15-year amortization.  The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower.  Loan-to-value ratios on our farmland loans typically do not exceed 80% of the appraised value of the property securing the loan.  Farmland loans are underwritten based on the income-producing potential of the property and the financial strength of the borrower.  In order to monitor the adequacy of cash flows from farm operations, the borrower is required to provide periodic financial information.

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

Construction and Land Lending.  Our construction loan portfolio consists of loans for the construction of one- to four-family residences, multifamily residences and commercial properties.  Construction lending generally affords us an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees.  In addition, construction loans are generally made with adjustable rates of interest for six- to nine-month terms, with interest-only payments due during the construction period.  At December 31, 2013, we had $50.2 million in construction loans outstanding, representing 6.3% of gross loans.

Construction loans also involve additional risks because funds are advanced upon the security of the project under construction, which is of uncertain value prior to the completion of construction.  Moreover, because of the uncertainties inherent in estimating construction costs, delays arising from labor problems, material shortages, and other unpredictable contingencies, it is relatively difficult to evaluate accurately the total loan funds required to complete a project, and the related loan‑to‑value ratios.  We fund our construction loans based on percentage of completion as determined by physical property inspections.  Acquisition and development loans are required to be paid down as lots are sold, though on an accelerated basis so that we are repaid before all the lots are sold.  See Item 1 – Asset Quality – Classified Assets for additional information.

Commercial and Industrial Lending.  At December 31, 2013, commercial business loans totaled $101.2 million or 12.7% of gross loans.  Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, agricultural production, inventory and equipment.  Our commercial business lending policy includes credit file documentation and analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of other conditions affecting the borrower.  Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis.

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

Consumer and Other Lending.  We offer a variety of secured consumer loans, new and used auto loans, boat and recreational vehicle loans, and loans secured by deposit accounts. We also offer low dollar, unsecured loans and consumer credit cards.  We originate our consumer and other loans primarily in our market areas.  At December 31, 2013, our consumer and other loan portfolio totaled $24.0 million, or 3.0% of gross loans.

We originate auto loans on a direct basis, and auto loans may be written for up to six years and usually have fixed rates of interest.  Loan-to-value ratios are up to 100% of the sales price for new autos and 100% of retail value on used autos, based on valuation from official used car guides.  Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates, and carry higher rates of interest than do one- to four-family residential mortgage loans.

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

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate one- to four-family residential mortgage loans primarily through referrals from real estate agents, builders and from existing customers.  Loan origination fees earned totaled $1.4 million, $1.3 million and $814,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

While we originate both adjustable-rate and fixed-rate loans, our ability to originate loans is dependent upon customer demand for loans in our market areas.  Demand is affected by competition and the interest rate environment.  In periods of economic uncertainty, the ability of financial institutions, including ours, to originate or purchase large dollar volumes of real estate loans may be substantially reduced or restricted, which in turn would lower our interest income.

In addition to the categories of loans originated by us and described above, as of December 31, 2013, $114.2 million, or 14.3% of gross loans, consisted of loans acquired through FDIC-assisted acquisitions, with $50.9 million covered under loss-sharing agreements with the FDIC. Due diligence performed on these loans was limited due to the quick timing required for these transactions; however, the loss-sharing agreements with the FDIC provides coverage for 80% of the covered loan balance, which significantly mitigates the credit risk exposure for these loans.  See Item 8 - Note 6 of the Consolidated Financial Statements for additional information about these loans acquired through FDIC-assisted acquisitions.

We have agreements with mortgage lenders, pursuant to which we originate and fund residential mortgage loans for these lenders in accordance with their policies, terms, and conditions.  We typically charge the borrower an origination fee for processing the application in accordance with the lender's specifications.  We also may earn a premium on these loans based on the difference between carrying value of the loan and the value purchased by a third party.  During 2013, we originated $407.4 million of mortgage loans held for sale, generating approximately $12.0 million in mortgage banking income on these loans compared to $137.4 million originated for 2012 generating approximately $5.7 million in mortgage banking income on those loans.  We also sold $20.8 million of mortgage loans to the U.S. government sponsored agencies (“GSEs”) during 2013, and, separately, recorded a gain of $202,000 related to the mortgage servicing rights for those loans.

In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.  The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.  Fees for late payments totaled $201,000, $214,000 and $246,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Delinquent Loans.  The table below sets forth the contractual principal balances by category of loans, excluding loans acquired through FDIC-assisted acquisitions, that were 30 to 89 days past due and still accruing interest at December 31, 2013.  At all dates presented, we had no accruing loans 90 days or more delinquent.

	Thirty to fifty-nine days	Sixty to eighty-nine days	Total thirty to eighty-nine days
	(Dollars in thousands)

Delinquent Loans:
Residential real estate	$739	$88	$827
Multifamily	-	-	-
Nonresidential	-	-	-
Farmland	-	-	-
Construction and land	163	-	163
Consumer and other	8	3	11
Commercial and industrial	-	-	-
Total	$910	$91	$1,001
Total as a percentage of total loans	0.13%	0.01%	0.15%

Nonperforming Assets.  The following table sets forth the amounts and categories of nonperforming assets in our loan portfolio.  Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful.  Our FDIC-acquired loans are excluded from the nonperforming loan table below because they are accounted for under ASC Topic 310-30.  See Item 8 - Note 6 to the Consolidated Financial Statements.  Included in nonaccruing loans at December 31, 2013, are troubled debt restructurings of $5.8 million, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.  In addition, at that date we had troubled debt restructurings totaling $1.9 million that were performing in accordance with their modified terms and are not included in nonaccruing loans.  Foreclosed assets owned include assets acquired in settlement of loans.

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccruing Loans:
Residential real estate	$2,936	$4,589	$4,772	$4,873	$1,505
Multifamily	-	-	2	1,770	122
Nonresidential	4,456	4,938	361	1,586	236
Farmland	-	-	111	-	-
Construction and development	1,849	3,881	442	1,423	2,863
Commercial and industrial	135	1,149	1,179	88	3,248
Consumer and other	58	120	176	165	489
Total nonaccruing loans	9,434	14,677	7,043	9,905	8,463

Foreclosed Assets:
Residential real estate	65	1,739	498	468	583
Multifamily	-	-	-	-	-
Nonresidential	925	-	45	1,095	362
Farmland	15	97	-	-	-
Construction and development	784	784	2,806	2,126	794
Commercial and industrial	-	-	-	-	-
Consumer and other	-	-	7	-	56
Total foreclosed assets	1,789	2,620	3,356	3,689	1,795
Total nonperforming assets	$11,223	$17,297	$10,399	$13,594	$10,258

Total as a percentage of total assets	0.81%	1.58%	0.95%	1.80%	1.79%

For the year ended December 31, 2013, approximately $462,000 of gross interest income would have been recorded had the non-accruing loans been current in accordance with their original terms.  No significant amount was included in interest income on these loans for this period.

See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Financial Condition at December 31, 2013 and December 31, 2012 - Delinquencies and Nonperforming Assets for more information on our non-performing assets.

Other Loans of Concern.  In addition to the nonperforming assets set forth in the table above, as of December 31, 2013, there was also an aggregate of $11.2 million of loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply fully with present loan repayment terms and that may result in the future inclusion of those loans in the non‑performing asset categories.  These loans include all criticized and classified loans and certain other past due loans that are not in a non-performing loan category.  These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

At December 31, 2013, we had three other loans of concern of over $1.0 million totaling approximately $5.2 million.  The largest was a $2.2 million loan secured by the land used for a recreational vehicles park in Ocala, Florida.  The remaining loans of concern at December 31, 2013 consisted of a $2.0 million loan secured by land in Ocala, Florida and a $1.0 million loan secured by residential properties in Albany, Georgia.

Classified Assets.  Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as substandard, doubtful or loss.  An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that HeritageBank will sustain some loss if the deficiencies are not corrected.  Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  Assets classified as loss are those considered uncollectible and of such little value that their continuance as active assets of HeritageBank are not warranted.  See Item 8 - Note 5 to the Consolidated Financial Statements for additional information.

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

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management's review of our assets, at December 31, 2013, we had $19.6 million of our assets internally classified, of which $17.5 million consisted of loans and $2.1 million of other real estate and repossessions.  All of these assets were classified as substandard.  We had no assets classified as doubtful or loss at December 31, 2013.  The total amount classified represented 15.7% of our equity capital and 1.4% of our assets at December 31, 2013.  All of our $9.4 million in nonaccruing loans at December 31, 2013, were included in our classified assets at that date, and the allowance for loan losses related to those nonaccruing loans at that date was $1.5 million, or 15.8% of the nonaccruing loan balance.

Allowance for Loan Losses.  We maintain an allowance for loan losses to absorb probable incurred losses in the loan portfolio.  In evaluating the level of the allowance for loan losses, management considers the types of loans and the amount of loans in the loan portfolio, historical loss experience, migration analysis, probability of default, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, prevailing economic conditions, and past due status and trends.  We analyze the historical migration of loans through each risk rating category and analyze the history of losses as it relates to the various loan types and collateral types in order to evaluate and estimate the volume, magnitude and direction these events. These risk factors and other factors are applied to our review of pass credit loan pools and other assets specially mentioned loan pools. These factors are applied to the substandard loan pool; however, in addition to reviewing the pool, a select group of individual loans are reviewed.  The results of the individual review are factored in with the historical loss analysis and applied to the pool.  Impaired loans are reviewed individually for specific amounts that are representative of identified credit exposures that are readily predictable by the current performance of the borrower and underlying collateral while impaired loans with balances less than $500,000 typically use a historical loss analysis.  See Item 8 - Note 5 to the Consolidated Financial Statements for additional information about our allowance methodology.

At December 31, 2013, our allowance for loan losses was $9.0 million, or 1.1% of the total loan portfolio, compared with a balance of $9.1 million, or 1.4% of total loans at December 31, 2012.   Total criticized and classified loans decreased by $4.9 million during the period to $20.6 million at December 31, 2013 from $25.5 million at December 31, 2012.  Nonaccrual loans decreased $5.2 million during the period to $9.4 million at December 31, 2013 compared with $14.7 million at December 31, 2012.  The decrease in nonaccrual loans from 2012 was primarily driven by improving trends in our loan portfolio.  Loans past due thirty days and still accruing decreased by $1.1 million to $1.0 million at December 31, 2013 compared with $2.1 million at December 31, 2012.  See Item 8 - Note 5 to the Consolidated Financial Statements for additional information about our loan portfolio.

The allowance for loan losses is maintained at a level which management believes is adequate to absorb all probable losses on loans then present in the loan portfolio.  The amount of the allowance is affected by:  (1) loan charge‑offs, which decrease the allowance; (2) recoveries on loans previously charged‑off, which increase the allowance; (3) the provision for possible loan losses charged against income, which increases the allowance; and (4) credit mark transfers as a result of acquired loan pools experiencing credit losses in excess of the fair value discounts established, which increase the allowance.  The allowance is discussed further in Item 8 - Notes 1 and 5 to the Consolidated Financial Statements and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Allowance for Loan Losses.  The following table sets forth an analysis of our allowance for loan losses.

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$9,061	$7,494	$8,101	$6,060	$4,951

Charge-offs:
Residential real estate	(735)	(498)	(3,177)	(1,278)	(494)
Commercial real estate	(276)	(166)	(573)	(412)	(25)
Construction and land	-	(81)	(18)	(704)	(3,100)
Commercial and industrial	(810)	(208)	(330)	(804)	(2,338)
Consumer and other	(154)	(188)	(264)	(488)	(664)
	(1,975)	(1,141)	(4,362)	(3,686)	(6,621)

Recoveries:
Residential real estate	109	75	18	10	-
Commercial real estate	-	-	495	-	-
Construction and land	1	1	2	-	-
Commercial and industrial	16	35	-	-	50
Consumer and other	83	97	148	217	180
	209	208	663	227	230

Net charge-offs	(1,766)	(933)	(3,699)	(3,459)	(6,391)

Credit mark transfer in	-	-	197	-	-

Provision charged to operations	1,660	2,500	2,895	5,500	7,500

Balance at end of period	$8,955	$9,061	$7,494	$8,101	$6,060

Ratio of net charge-offs during the period to average loans outstanding during period	0.28%	0.19%	0.91%	0.87%	2.13%

Ratio of net charge-offs during the period to nonperforming assets	15.74%	6.60%	31.90%	36.23%	65.54%

Allowance as a percentage of nonperforming loans	94.91%	61.73%	106.40%	81.79%	71.61%

Allowance as a percentage of total loans (end of period)	1.31%	1.55%	1.72%	2.04%	1.81%
____________
(1)	Ratios are on an annualized basis and exclude loans accounted for under ASC 310-30.

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2013		2012		2011		2010		2009
	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans	Amount of Loan Loss Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Residential real estate	$3,171	25.86%	$3,251	28.24%	$2,440	27.81%	$2,197	37.57%	$1,422	31.80%
Commercial real estate	2,080	37.89	2,744	37.92	1,878	30.80	1,721	32.46	1,176	27.63
Construction and land	1,229	6.29	978	4.98	1,270	4.78	1,977	5.85	1,419	8.49
Consumer and other	306	3.00	364	3.80	355	4.26	605	6.47	850	11.06
Commercial and Industrial	2,169	12.66	1,724	12.49	1,551	9.84	1,601	12.55	1,193	13.72
Loans acquired through FDIC-assisted transactions	-	14.30	-	12.57	-	22.51	-	5.10	-	7.30
Total	$8,955	100.00%	$9,061	100.00%	$7,494	100.00%	$8,101	100.00%	$6,060	100.00%

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

Our investment securities currently consist of mortgage-backed securities, federal agency securities, preferred stocks, state and local government securities, and corporate debt securities.   As a member of the Federal Home Loan Bank of Atlanta (“FHLB”), we hold $7.3 million of stock, the minimum amount of stock the FHLB allows based on our level of borrowings.  See Item 8 - Note 4 to the Consolidated Financial Statements for more information about our investments.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated.  Our securities portfolio at December 31, 2013, did not contain securities of any single issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or GSEs.

	December 31,
	2013		2012		2011
	Carrying Value	% of Total	Carrying Value	% of Total	Carrying Value	% of Total
	(Dollars in thousands)
Securities available for sale:
U. S. Government sponsored agencies (GSE) securities and U.S. Treasury Securities	$53,572	18.20%	$21,019	9.49%	$45,737	17.65%
Corporate debt securities	-	-	1,020	0.46	1,956	0.76
GSE residential mortgage-backed securities	189,269	64.31	157,497	71.13	162,963	62.92
State and municipal securities	50,814	17.27	41,573	18.78	48,204	18.61
Equity and other	644	0.22	297	0.14	157	0.06
	294,299	100.00%	221,406	100.00%	259,017	100.00%

Other earning assets:
Interest-bearing deposits with banks	$3,249	30.31%	$15,393	64.06%	$43,101	62.54%
Federal funds sold	130	1.21	4,306	17.92	21,753	31.56
Federal Home Loan Bank stock	7,342	68.48	4,330	18.02	4,067	5.90
	$10,721	100.00%	$24,029	100.00%	$68,921	100.00%

The composition and maturities of the securities available for sale portfolio as of December 31, 2013 are indicated in the following table.  Yields on tax exempt obligations have been computed on a tax equivalent basis.  For further information on the ratings of these securities, see Item 8 - Note 4 to the Consolidated Financial Statements and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Estimates of Fair Value and - Comparison of Financial Condition at December 31, 2013 and December 31, 2012.

	Less than One Year		One to Five Years		Over Five to Ten Years		Over Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Fair Value
	(Dollars in Thousands)
Securities Available for Sale:
U. S. Government sponsored agencies (GSE) securities	$-	-%	$10,404	1.13%	$42,692	1.80%	$3,397	4.51%	$56,493	1.84%	$53,572
State and municipal	-	-	1,682	4.38	15,637	3.39	36,693	3.46	54,012	3.47	50,814
GSE mortgage-backed securities	-	-	2,549	5.82	39,114	2.94	154,101	2.95	195,764	2.98	189,269
Equity and other	-	-	-	-	-	-	207	5.90	207	5.90	644
Total investment securities	$-	-%	$14,636	2.32%	$97,443	2.51%	$194,398	3.08%	$306,476	2.86%	$294,299

Sources of Funds

General.  Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

Deposits.  We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms.  Our deposits consist of savings and checking accounts, money market deposit accounts, NOW accounts, demand accounts, and certificates of deposit.  We solicit deposits primarily in our market areas and rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.  In addition, we solicit brokered deposits when terms and rates are more favorable than those in the markets we serve.  At December 31, 2013, we had $111.5 million in brokered deposits, of which $103.3 million were Certificate of Deposit Account Registry Service® or CDARS® One Way Buy deposits, and $8.2 million were customer balances placed in the Reciprocal CDARS® product.

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

Under regulations of the Board of Governors of the Federal Reserve System (“FRB”), we are required to maintain noninterest-bearing reserves at specified levels against our transaction accounts, primarily checking and NOW accounts.  At December 31, 2013, we were in compliance with these federal requirements and, as a result, would have been deemed to be in compliance with a similar reserve requirement under Georgia law.

The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)

Opening balance	$869,554	$884,187	$534,243
Net deposits and withdrawals	199,562	(19,049)	341,588
Interest credited	7,305	4,416	8,356

Ending balance	$1,076,421	$869,554	$884,187

Net increase/(decrease)	$206,867	$(14,633)	$349,944

Percent increase/(decrease)	23.79%	(16.5)%	65.5%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2013.

	Maturity as of December 31, 2013
	Three Months or Less	Over Three to Six Months	Over Six to Twelve Months	Over Twelve Months	Total
	(Dollars in thousands)
Time deposits of less than $100,000	$32,546	$32,801	$41,061	$48,814	$155,222
Time deposits of $100,000 or more	50,922	32,063	68,792	76,349	228,126
Total time deposits	$83,468	$64,864	$109,853	$125,163	$383,348

The following tables set forth the average dollar amount of deposits in the various types of non-interest bearing and interest-bearing deposit programs we offered during the periods indicated and the average rate paid on the interest-bearing accounts.

	For the twelve months ended December 31,
	2013		2012		2011
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

Non-interest bearing deposits	$142,578	N/A	$96,077	N/A	$70,120	N/A

Interest-bearing deposits:
Interest-bearing demand	$169,335	0.10%	$149,732	0.18%	$135,608	0.60%
Savings and money market accounts	365,637	0.30	316,222	0.34	288,378	0.82
Retail time deposits	270,291	0.92	262,703	1.27	271,634	1.54
Wholesale time deposits	83,511	0.44	36,630	0.49	11,666	1.60
Total interest-bearing deposits	$888,774	0.46%	$765,287	0.64%	$707,286	1.07%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	December 31,
	2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Transaction and Savings Deposits:
Non-interest bearing demand	$148,254	13.77%	$116,272	13.37%	$78,823	8.91%
Interest bearing demand	173,038	16.08	144,954	16.67	151,765	17.16
Savings and money market	371,781	34.54	313,628	36.07	344,820	39.01
Total transaction and savings	693,073	64.39	574,854	66.11	575,408	65.08
Certificates:
0.00-1.99%	344,732	32.03	235,839	27.12	221,786	25.08
2.00-3.99%	37,056	3.44	51,628	5.94	73,587	8.32
4.00-5.99%	1,560	0.14	7,233	0.83	13,406	1.52
6.00% and over	-	-	-	-	-	-
Total certificates	383,348	35.61	294,700	33.89	308,779	34.92

Total deposits	$1,076,421	100.00%	$869,554	100.00%	$884,187	100.00%

The following table shows rate and maturity information for our certificates of deposit at December 31, 2013.

	0.00- 1.99%	2.00- 3.99%	4.00- 5.99%	6.00% and over	Total	Percent of Total
	(Dollars in thousands)
Certificates maturing in quarter ending:
March 31, 2014	$78,294	$5,029	$145	$-	$83,468	21.78%
June 30, 2014	61,168	3,313	383	-	64,864	16.92
September 30, 2014	50,110	2,349	-	-	52,459	13.68
December 31, 2014	54,019	3,375	933	-	58,327	15.22
March 31, 2015	13,403	3,625	-	-	17,028	4.44
June 30, 2015	11,438	3,933	-	-	15,371	4.01
September 30, 2015	9,219	3,898	-	-	13,117	3.42
December 31, 2015	16,622	3,431	-	-	20,053	5.23
March 31, 2016	5,683	2,053	-	-	7,736	2.02
June 30, 2016	2,722	3,204	-	-	5,926	1.55
September 30, 2016	5,028	2,846	-	-	7,874	2.05
December 31, 2016	11,356	-	-	-	11,356	2.96
Thereafter	25,670	-	99	-	25,769	6.72
Total	$344,732	$37,056	$1,560	$-	$383,348	100.00%

Percent of Total	89.93%	9.67%	0.41%	0.00%	100.00%

Borrowings.  Although deposits are our primary source of funds, we may utilize borrowings when they are a less costly source of funds, when we desire additional capacity to fund loan demand, or when they meet our asset/liability management goals.  Our borrowings consist of advances from the FHLB, federal funds purchased, and securities sold under repurchase agreements.  See Item 8 - Notes 19 and Note 20 to the Consolidated Financial Statements.

Advances from the FHLB require borrowing capacity supported by the pledging of certain loans or securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities, and call features.  At December 31, 2013, we had $131.4 million in FHLB advances outstanding, including a $4.3 million fair value adjustment for advances acquired with the Frontier acquisition, and the ability to borrow an additional $25.2 million.

We have the ability to borrow from securities broker-dealers and customers by pledging investments.  These arrangements are known as securities sold under repurchase agreements.  These borrowings can be done on an overnight, short-term or long-term basis.  As of December 31, 2013, we had $30.0 million borrowed under long-term agreements with broker-dealers and $5.3 million borrowed under overnight agreements with customers.

We also have the ability to borrow up to $74.0 million from correspondent banks, pursuant to renewable lines of credit.  In addition, we also borrow from Chattahoochee Bank of Georgia on an overnight basis, depending on their liquidity needs.  At December 31, 2013, we had approximately $2.4 million in federal funds purchased from that bank compared with $417,000 at December 31, 2012.

We are authorized to borrow from the Federal Reserve Bank of Atlanta's “discount window" after we have exhausted other reasonable alternative sources of funds, including FHLB advances.

The following table sets forth the average and weighted average rate paid, period-end balance, maximum month-end balance and average balance of FHLB advances for the periods indicated.

	At or For the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Maximum Balance:
FHLB advances	$133,824	$60,000	$62,500

Average Balance:
FHLB advances	$96,132	$38,975	$46,473

Average interest rate paid during the period	2.06%	3.61%	3.19%

End of Period Balance:
FHLB advances	$131,394	$60,000	$35,000

Weighted average interest rate of FHLB advances	1.61%	2.58%	3.68%

The following table sets forth the maximum month-end balance and average balance of federal funds purchased and securities sold under repurchase agreements for the periods indicated.

	At or For the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Maximum Balance:
Federal funds purchased and securities sold under repurchase agreements	$37,648	$37,227	$36,750

Average Balance:
Federal funds purchased and securities sold under repurchase agreements	$34,527	$33,528	$33,383

Average interest rate paid during the period	3.85%	3.98%	3.94%

End of Period Balance:
Federal funds purchased and securities sold under repurchase agreements	$37,648	$33,219	$35,049

Weighted average interest rate of Federal funds purchased and securities sold under repurchase agreements	3.54%	3.97%	3.77%

Subsidiary and Other Activities

We are engaged in the sale of securities and insurance products to customers through an agreement with a third-party broker-dealer.  During the years ended December 31, 2013 and 2012, we earned $2.1 million and $1.8 million, respectively, in gross fees and commissions from this activity.  This activity is conducted in accordance with applicable provisions of federal and state insurance and securities laws.

In 2008, we acquired 4.9% of the outstanding shares of Chattahoochee Bank of Georgia, a de novo bank in Gainesville, Georgia, for approximately $1.0 million.  This investment provides us with the opportunity to further expand in Northeast Georgia.  We also participate in loans generated by Chattahoochee Bank of Georgia that exceed its legal lending limits, allowing us to generate loan volume and exposure to the northeast Georgia market without incurring building and personnel costs.  O. Leonard Dorminey, our President and Chief Executive Officer, serves on the board of directors, executive committee and loan committee of Chattahoochee Bank of Georgia.  As of December 31, 2013, we had $7.3 million in loan participations and $2.4 million in federal funds purchased from Chattahoochee Bank of Georgia.

Other than HeritageBank, we currently do not have any active subsidiaries.

Employees

At December 31, 2013, we had a total of 426 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

How We Are Regulated

Set forth below is a brief description of material information regarding certain laws and regulations that are and will be applicable to Heritage and HeritageBank.

Heritage is a savings and loan holding company subject to regulation and supervision by the FRB.  The FRB requires that Heritage serve as a source of financial and managerial strength for HeritageBank, particularly when HeritageBank is in financial distress.  HeritageBank is a Georgia savings bank subject to regulation and supervision by the GDBF and the FDIC, which also insures our deposits.  The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) created the Consumer Financial Protection Bureau (“CFPB”) that has authority to promulgate regulations intended to protect consumers with respect to financial products and services, including those provided by HeritageBank, and to restrict unfair, deceptive or abusive conduct by providers of consumer financial products and services.  These regulations had previously been enacted by HeritageBank’s primary federal regulator.  As a public company, Heritage is subject to the regulation and reporting requirements of the SEC.

Legislation is introduced from time to time in the United States Congress and Georgia General Assembly that may affect our operations.  In addition, the regulations governing Heritage and HeritageBank may be amended from time to time by the GDBF, the FDIC, the FRB, the CFPB or the SEC, as appropriate.  Any legislative or regulatory changes, including those resulting from the Dodd-Frank Act, in the future could adversely affect our operations and financial condition.  See “The Dodd-Frank Act” below for additional information on its provisions.

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

Georgia Regulation.  HeritageBank is subject to extensive regulation and supervision by the GDBF.  The GDBF regularly examines HeritageBank, often jointly with the FDIC.  As a Georgia savings bank, HeritageBank is required to have no more than 50% of its assets in commercial real estate and business loans.  HeritageBank is in compliance with this requirement.  Our lending and investment authority and other activities are governed by Georgia law and regulations and policies of the GDBF.  We are subject to a statutory lending limit for aggregate loans to one person or a group of persons combined because of certain common interests.  That limit is 15% of our statutory capital base, except for loans fully secured by good collateral or ample security, which includes real estate with an independent appraisal, in which case that limit is increased to 25%.  As of December 31, 2013, we are in compliance with the statutory lending limits.  Our statutory capital base consists of our stock, paid‑in‑capital and surplus, capital debt and appropriated retained earnings, which is that portion of our retained earnings designated by the board of directors as not available for dividends, reduced by intangible assets.  We have not appropriated any retained earnings.  Georgia law limits our ability to invest in real estate, including a limit on fixed assets of 60% of our statutory capital base, except for temporary grants of authority to exceed that limit granted by the GDBF.  We are in compliance with limitations on our fixed assets as of December 31, 2013.

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

HeritageBank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government.  The basic deposit insurance is $250,000 per each separately insured depositor, as defined in FDIC regulations.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by insured institutions.  Our deposit insurance premiums for the year ended December 31, 2013 were approximately $979,000.  Those premiums have increased in recent years in conjunction with our growth in total assets and will likely continue to increase in the future.  Also, if the Bank experiences financial distress or operates in an unsafe or unsound manner, these deposit premiums will increase based on the formula established by the FDIC.

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

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2013 it averaged 0.64 cents per $100 of average total assets less average tangible equity. These assessments will continue until the debt matures between 2017 and 2019.

 The FDIC also may prohibit any insured institution from engaging in any activity that it determines by regulation or order to pose a serious risk to the deposit insurance fund and may terminate our deposit insurance if it determines we have engaged in unsafe or unsound practices or are in an unsafe or unsound condition.

Heritage

 As the holding company of a Georgia savings bank, Heritage is subject to regulation and periodic examination by the GDBF and the FRB.  This regulation extends to all aspects of its operations.  Our federal and state regulators impose minimum capital requirements on us and the other holding companies and financial institutions they regulate.  They also may impose higher capital requirements on an individualized basis if they believe the financial institution or holding company is subject to excessive risk.  See “Regulatory Capital Requirements for Heritage” and “Limitations on Dividends and Other Capital Distributions” below.

Heritage is subject to regulation, supervision and examination by the FRB.  Applicable federal law and regulations limit the activities of Heritage and require the approval of the FRB for any acquisition or divestiture of a subsidiary, including another financial institution or holding company thereof.  Heritage is required to file reports with the FRB and is subject to regulation and examination by the FRB, including regulations requiring that the Company serve as a source of financial and managerial strength for the Bank, particularly when the Bank is in financial distress.  Pursuant to the Dodd-Frank Act, the longstanding source of strength policy has been given the force of law and additional regulations promulgated by the FRB to further implement the intent of the statutory provision are possible.  As in the past, such financial support from the Company may be required at times when, without this legal requirement, the Company may not be inclined to provide it.

Under federal law, if HeritageBank fails the qualified thrift lender test, Heritage must obtain the approval of the FRB prior to continuing, directly or through other subsidiaries, any business activity other than those approved for multiple savings association holding companies or their subsidiaries.  In addition, within one year of such failure, Heritage must register as, and will become subject to, the restrictions applicable to bank holding companies.  The qualified thrift lender test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.  Under either test, such assets primarily consist of residential housing related loans and investments.  At December 31, 2013, HeritageBank met the test.

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

Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact on the financial services industry as a whole or on the Company’s and the Bank’s business, results of operations , and financial condition.  Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. However, it is likely that the Dodd-Frank Act will increase the regulatory burden, compliance costs and interest expense for the Company and Bank.  Some of the rules that have been adopted to comply with the Dodd-Frank Act's mandates are discussed below.

Consumer Financial Protection Bureau.  The Dodd-Frank Act centralized responsibility for consumer financial protection including implementing, examining and enforcing compliance with federal consumer financial laws with the CFPB.  Depository institutions with less than $10 billion in assets, such as the Bank, will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes.

UDAP and UDAAP.  Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address "unethical" or otherwise "bad" business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act—the primary federal law that prohibits unfair or deceptive acts or practices and unfair methods of competition in or affecting commerce ("UDAP" or "FTC Act"). "Unjustified consumer injury" is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with the UDAP law. However, the UDAP provisions have been expanded under the Dodd-Frank Act to apply to "unfair, deceptive or abusive acts or practices" ("UDAAP"), which has been delegated to the CFPB for supervision. The CFPB has published its first Supervision and Examination Manual that addresses compliance with and the examination of UDAAP.

Mortgage Reform.  The CFPB has adopted final rules implementing minimum standards for the origination of residential mortgages, including standards regarding a customer's ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions.  In addition, the Dodd-Frank Act provides borrowers with additional defenses to rise against foreclosures.

Interchange Fees.  The Federal Reserve has issued final rules limiting the amount of any debit card interchange fee that an issuer may receive or charge with respect to electronic debit card transactions to be reasonable and proportional to the cost incurred by the issuer with respect to the transaction.

Volcker Rule.  On December 10, 2013, the federal regulators adopted final regulations to implement the proprietary trading and private fund prohibitions of the Volcker Rule under the Dodd-Frank Act.  Under the final regulations, which will become effective on April 1, 2014, banking entities are generally prohibited, subject to significant exceptions from: (i) short-term proprietary trading as principal in securities and other financial instruments, and (ii) sponsoring or acquiring or retaining an ownership interest  in private equity and hedge funds.  The Federal Reserve has granted an extension for compliance with the Volcker Rule until July 21, 2015.  The Company is reviewing the impact of the Volcker Rule on its investment portfolio.

Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates or require the adoption of further implementing regulations and, therefore, their impact on the Company’s operations cannot be fully determined at this time.

Regulatory Capital Requirements for HeritageBank.

HeritageBank is required to maintain minimum levels of regulatory capital under regulations of the FDIC and polices of the GDBF.  These regulations established two capital standards, a leverage capital requirement and a risk‑based capital requirement.  The FDIC also may impose capital requirements in excess of these standards on individual institutions on a case-by-case basis based on the particular circumstances or risk profile of the institution.  See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources for information on the Bank’s compliance with these capital requirements.

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

Any institution that fails to comply with its capital plan or has Tier 1 risk‑based or leverage capital ratios of less than 3% or a total risk‑based capital ratio of less than 6% is considered "significantly undercapitalized" and must be made subject to one or more additional specified actions and operating restrictions that may cover all aspects of its operations and may include a forced merger or acquisition of the institution.  An institution with tangible equity to total assets of less than 2% is "critically undercapitalized" and becomes subject to further mandatory restrictions on it.  The FDIC generally is authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

Regulatory Capital Requirements for Heritage.  Heritage is required to maintain a certain level of capital under a policy of the GDBF that imposes a Tier 1 capital to total assets capital ratio of 4%, or higher for holding companies engaged in more risky, non‑financial businesses.  This level is based on the capital requirement imposed on bank holding companies by the FRB and is similar to the Tier 1 leverage ratio imposed on HeritageBank.  If Heritage fails to meet this requirement, it must file a capital plan and focus on reducing its more risky operations, and it may be subject to an enforcement action, including a capital directive.

Basel III. On July 2, 2013, the Federal Reserve approved final rules that substantially amend the regulatory risk-based capital rules applicable to Heritage and HeritageBank.  On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the Federal Reserve.   The final rules implement the “Basel III” regulatory capital reforms, as well as certain changes required by the Dodd-Frank Act.

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

Management is currently evaluating the provisions of the final rules and their expected impact on the Heritage and HeritageBank.  Based on the Heritage and HeritageBank’s current capital composition and levels, management does not presently anticipate that the final rules present a material risk to Heritage or HeritageBank’s financial condition or results of operations.

Limitations on Dividends and Other Capital Distributions

The ability of the Bank to pay dividends depends on its earnings and capital levels and may be limited by FDIC or GDBF directives or orders.  Unless it meets certain financial criteria, HeritageBank must obtain the prior written approval of the GDBF before paying any dividend to Heritage.  Those financial criteria are having: (1) classified assets of no more than 80% of Tier 1 capital plus an allowance for loan losses at the time of its last examination; (2) paid no more than 50% of last calendar year's net income in dividends in the current calendar year, and (3) a Tier 1 leverage capital ratio of at least 6%.  Georgia law prohibits HeritageBank from paying a dividend if its debt to equity ratio is 30% or more or if it is not meeting its capital requirement.   HeritageBank paid $3.7 million in dividends in 2013 and $2.2 million in dividends in 2012.

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

Net Operating Loss Carryforwards.  A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after August 6, 1997.  At December 31, 2013, Heritage did not have any net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction.  Because it files a consolidated return with its wholly owned subsidiary, HeritageBank, dividends from HeritageBank are not included as income to Heritage.  The corporate dividends‑received deduction is 100%, or 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, depending on the level of stock ownership of the payor of the dividend.  Corporations that own less than 20% of the stock of a corporation distributing a dividend may deduct 70% of dividends received or accrued on their behalf.

State Taxation

Heritage and HeritageBank are subject to Georgia, Florida, and Alabama corporate income tax, which is assessed at the rate of 6% for Georgia and Florida and 6.5% for Alabama.  For this purpose, taxable income generally means federal taxable income subject to certain modifications provided for in Georgia, Florida, and Alabama law.  Heritage and HeritageBank also are subject to Georgia business occupation taxes computed on gross receipts after deducting exempt income and interest paid on deposits and other liabilities.  The tax rates assessed vary from one municipality to another.  The total occupation taxes expensed in 2013 were $384,000.

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

The United States experienced a severe economic recession beginning in 2008 and many of the effects of that recession are expected to continue in 2014.  While economic growth has resumed recently, the rate of growth has been slow and unemployment remains at high levels and is not expected to improve greatly in the near future.  Although loan portfolio quality has improved, another economic downturn could produce additional losses in our portfolio.

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

We regularly evaluate potential acquisitions and expansion opportunities, and, if appropriate opportunities present themselves, we expect to engage in selected acquisitions of financial institutions in the future.  There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.  We can provide no assurance that we will be able to manage the costs and implementation risks associated with this strategy so that expansion of our branch network will be profitable.  In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations.

Our major expansion efforts into the mortgage business may not be successful if we fail to manage our growth effectively.

Key components of our strategy to grow the mortgage business include significantly growing our mortgage origination volume and selling loans directly to the GSEs.   Our agreements with investors to sell our loans generally contain covenants that require us to repurchase loans under certain circumstances, including some delinquencies, or to return premiums paid by those investors if the loans are paid off early.  If we are required to repurchase sold loans under these covenants, they may be deemed troubled loans, with the potential for charge-offs and/or loss provision changes, which could impact our earnings and asset quality ratios adversely.  During 2013, we originated $407.4 million in mortgage loans held for sale and we hold a mortgage repurchase reserve of $20,000 at December 31, 2013 which may not be enough to satisfy any future losses associated with the repurchase of loans we originated.  Separately, we sold $20.8 million directly to the GSEs during 2013 which increases the risk of repurchase because we are held to a higher degree of internal quality assurance for underwriting compliance by the GSEs compared to other buyers of mortgage loans.  We did not incur any losses in conjunction with these agreements in 2013.  Our ability to sell loans on the secondary mortgage market is impacted by interest rate changes and investor demand or expected return.  If this market becomes less liquid, we may not be able to rely as much on loan sales to reduce our interest rate and credit risk.  In connection with the GSE sales, we are servicing such loans and at December 31, 2013 mortgage servicing rights (“MSRs”) of $202,000 were recorded and could be subjected to impairment if prepayment speeds are faster than the anticipated speeds at the recording of the asset.

We have engaged in four FDIC-assisted transactions with two subject to loss-sharing agreements which could present additional risks to our financial condition and earnings.

We have engaged in four FDIC-assisted acquisitions with two subject to loss-sharing agreements.  These acquisitions involve risks similar to acquiring existing banks, even though the FDIC might provide assistance to mitigate certain risks, such as sharing in exposure to loan losses and providing indemnification against certain liabilities of the failed institution.  As is typical in the acquisition of a failed financial institution, many of the loans acquired in these acquisitions were non-performing and had poor documentation, including a lack of current financial information on borrowers and of current evidence of collateral value.

As of December 31, 2013, we held $63.3 million in non-covered FDIC-acquired assets and $50.9 million in covered FDIC-acquired assets at fair value, which includes a non-covered discount of $23.6 million and a covered discount of $51.2 million.  These loans are carried on our books at fair value, based on an estimate of future cash flows, which we review and evaluate quarterly.  We cannot assure that the asset discount will fully protect us from all future losses.

 As of December 31, 2013, we held an FDIC loss-share receivable of $41.3 million associated with our loss-sharing agreements with the FDIC.  This receivable is periodically adjusted to reflect the present value of our expected losses reimbursed at 80% related to FDIC-assisted acquisitions covered under a loss-sharing agreement plus 80% of reimbursable expenses less recoveries.  The receivable is adjusted for improvements in cash flow by reducing the receivable through negative accretion.  Conversely, if losses are greater than anticipated, the receivable would be increased.  We cannot assure that the receivable will not incur a future impairment related to the actual reimbursement from the FDIC or improvement in the collected cash flows for the covered assets.  Additionally, loss-sharing agreements have limited terms.  Therefore, the FDIC will not reimburse us for any charge-offs or related losses that we experience after the term of each loss-sharing agreement expires.

We cannot assure that we will be successful in overcoming all the risks associated with managing the problem loans acquired in connection with FDIC-assisted transactions.  Our inability to overcome these risks could have an adverse effect on our ability to achieve our business strategy and maintain our market value and profitability.  Moreover, the risk of managing the FDIC loss-share receivable adds increased volatility and risk to our earnings over the period of these loss sharing agreements.

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

Although we have entered into two loss-share agreements with the FDIC providing that a significant portion of losses related to specified loan portfolios acquired in connection with our two 2011 FDIC-assisted transactions will be borne by the FDIC, we are not protected for all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss-share agreements have limited terms; therefore, any charge-off of related losses that we experience after the term of the loss-sharing agreements will not be reimbursable by the FDIC and will negatively impact our net income.

Our business may be affected adversely by credit risk associated with residential real estate.

As of December 31, 2013, residential real estate, including home equity loans and lines of credit, totaled $206.6 million, or 25.9%, of total loans excluding FDIC-acquired loans.  This type of lending is generally sensitive to regional and local economic conditions that may significantly affect the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict.  Although residential real estate values have stabilized in our local housing markets, if residential values begin to fall again we are exposed to increased losses if borrowers default on their loans.  Continued declines in both the volume of real estate sales and sales prices, coupled with high levels of unemployment, may result in higher loan delinquencies or problem assets, a decline in demand for our products and services or a decrease in our deposits.  These potential negative events may cause us to incur losses, which would adversely affect our capital and liquidity and could damage our financial condition and business operations.  These declines may have a greater impact on our earnings and capital than on the earnings and capital of financial institutions that have more diversified loan portfolios.

We are subject to credit risks in connection with the concentration of adjustable rate loans in our portfolio.

Adjustable rate loans totaled $139.9 million, or 17.5%, of our loan portfolio at December 31, 2013.  Borrowers with adjustable rate loans are exposed to increased monthly payments when the related interest rate adjusts upward under the terms of the loan to the rate computed in accordance with the applicable index and margin.  Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable-rate loans, increasing the possibility of default.  Borrowers seeking to avoid these increased monthly payments by refinancing their loans may no longer be able to find available replacement loans at comparably lower interest rates.  In addition, declining housing prices may prevent refinancing or a sale of the home because borrowers may then have insufficient equity in their homes.  These events, alone or in combination, may contribute to higher delinquency rates and negatively impact our earnings.

If our nonperforming assets increase, our earnings will be negatively impacted.

At December 31, 2013, our nonperforming assets (which consist of non-accrual loans, loans 90 days or more delinquent, nonperforming troubled debt restructurings and foreclosed real estate assets) totaled $11.2 million.  Our nonperforming assets adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or real estate owned.  We must reserve for estimated credit losses, which are established through a current period charge to the provision for loan losses, and from time to time, if appropriate, we must write down the value of properties in our other real estate owned portfolio to reflect changing market values.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs including taxes, insurance and maintenance related to our other real estate owned.  Further, the resolution of nonperforming assets requires the active involvement of management, potentially distracting them from the overall supervision of our operations and other income-producing activities.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  Management recognizes that significant new growth in loan portfolios, new loan products, and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance.  Additions to our allowance decrease our net income.  Our allowance for loan losses, excluding loans acquired through FDIC-assisted acquisitions, was 1.31% of gross loans, excluding loans acquired through FDIC-assisted acquisitions, and 94.9% of non-performing loans at December 31, 2013, compared to 1.55% of gross loans, excluding loans acquired through FDIC-assisted acquisitions, and 61.7% of nonperforming loans at December 31, 2012.

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

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property taken in as other real estate owned (“OREO”) and at certain other times during the asset’s holding period.  Our net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated market value of the foreclosed property less estimated selling costs (fair value).  A charge-off is recorded for any excess in the asset’s NBV over its fair value.  If our valuation process is incorrect, the fair value of our investments in real estate may not be sufficient to recover our NBV in such assets, resulting in the need for additional charge-offs.  Additional material charge-offs to our investments in real estate could have a material adverse effect on our financial condition and results of operations.  Our bank regulator periodically reviews our OREO and may require us to recognize further charge-offs.  Any increase in our charge-offs, as required by our regulator, may have a material adverse effect on our financial condition and results of operations.

Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates, which may have an adverse effect on our financial condition.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings.  Fluctuations in market value may be caused by decreases in interest rates, lower market prices for securities and limited investor demand.  Our securities portfolio is evaluated for other-than-temporary impairment on at least a quarterly basis.  If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur.  Changes in interest rates can have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.  We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes.  At December 31, 2013, the net unrealized loss on securities available for sale was $7.3 million compared to a net unrealized gain of $2.1 million at December 31, 2012.

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

Our asset/liability management strategies are designed to decrease our interest rate risk sensitivity.  One such strategy is increasing the amount of adjustable rate and/or short-term assets.  We offer adjustable rate loan products as a means to achieve this strategy.  The availability of lower rates on fixed-rate loans would generally create a decrease in borrower demand for adjustable rate assets.  Additionally, these adjustable-rate assets may prepay.  At December 31, 2013, 17.5% of our loan portfolio consisted of adjustable-rate loans, compared to 19.4% at December 31, 2012.

We also are managing our liabilities to moderate our interest rate risk sensitivity.  Customer demand is primarily for short-term certificates of deposit.  Using short-term liabilities to fund long-term, fixed-rate assets will increase the interest rate sensitivity of any financial institution.  We are utilizing FHLB advances, brokered deposits and repurchase agreements to mitigate the impact of customer demand by lengthening the maturities of these advances or entering into longer term repurchase agreements, depending on liquidity or investment opportunities.

FHLB advances, brokered deposits and repurchase agreements are entered into as liquidity is needed or to fund assets that provide for a spread considered sufficient by management.  If we are unable to originate adjustable rate assets at favorable rates or fund loan originations or securities purchases with long-term advances or structured borrowings, we may have difficulty executing this asset/liability management strategy and/or it may result in a reduction in profitability.

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

At December 31, 2013, we held $62.5 million of bank-owned life insurance (“BOLI”) on key employees and executives, with a cash surrender value of $24.2 million.  The policies are maintained to fund amounts owed under executive supplemental retirement plans.  The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes.  We continually monitor the financial strength of the various companies with whom we carry these policies.  However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value.  If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

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

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems.  Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure, or a similar catastrophic event, as well as from security breaches and other disruptive problems caused by hackers.  Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations.  Computer break-ins, phishing and other disruptions could jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and cause existing and potential customers to refrain from doing business with us.

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

As of December 31, 2013, there were approximately 44,182 restricted shares and 106,222 stock options reserved for future awards under our two equity incentive plans.  These stock-based incentive plans may be funded either through open market purchases or from the issuance of authorized but unissued shares of Heritage common stock.  While our intention is to fund this plan through open market purchases, stockholders would experience approximately a 2.0% reduction in ownership interest in the event 150,404 newly issued shares of our common stock are issued upon exercise of stock options or issued as restricted stock under these plans.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Properties

At December 31, 2013, our corporate headquarters is located at 721 N. Westover Boulevard, Albany, Georgia.  In addition to our corporate headquarters, we had 27 full-service branch locations, 14 mortgage offices, and 4 investment offices.  25 of the full-service branch locations were owned and eight mortgage offices and three investment offices were located in existing full-service branch locations.  Two full-service branch locations, six mortgage offices, and one investment office were leased.  A complete list of all branch and ATM locations can be found on the Heritage’s website at www.eheritagebank.com.  For more information on our fixed assets, see Item 8 - Note 14 to the Consolidated Financial Statements.

Item 3.   Legal Proceedings

The Company is not a party to any pending claims or lawsuits that management believes would have a material effect on the Company's financial condition or results of operations.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq Global Market under the symbol “HBOS.”  The shares began trading on November 30, 2010.  Prior to that date, the shares of common stock of the Predecessor also traded on that market under the same symbol.  As of December 31, 2013, the Company estimates that it had approximately 1,971 stockholders, including approximately 955 beneficial owners holding shares in nominee or “street” name.

The following table sets forth the high and low sales prices of the shares of common stock of the Company and cash dividends paid to public stockholders.

	High	Low	Dividends Paid Per Share

2013
Fourth quarter (10/01/2013 through 12/31/2013)	$19.25	$17.01	$0.00
Third quarter (07/01/2013 through 09/30/2013)	19.90	14.65	0.00
Second quarter (04/01/2013 through 06/30/2013)	15.00	13.63	0.00
First quarter (01/01/2013 through 03/31/2013)	14.94	13.39	0.00

2012
Fourth quarter (10/01/2012 through 12/31/2012)	$13.97	$11.83	$0.24
Third quarter (07/01/2012 through 09/30/2012)	14.03	12.42	0.04
Second quarter (04/01/2012 through 06/30/2012)	13.00	11.25	0.04
First quarter (01/01/2012 through 03/31/2012)	12.50	11.05	0.04

During 2013, the Company did not pay any dividends, because during the fourth quarter of 2012, the Company paid a special one-time dividend of $0.20 in lieu of regular quarterly dividends that would have been anticipated to be paid in 2013. The Company resumed paying regular cash dividends at $0.07 per share on a quarterly basis in 2014.  The continued payment of dividends also will depend on a number of factors, including our capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions.  No assurance can be given that we will continue to pay dividends or that they will not be reduced or eliminated in the future.

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

The Company has two equity incentive plans providing for the issuance of stock options, restricted stock, restricted share units and stock appreciation rights.  The first is a plan that originally was adopted by the Predecessor in May 2006 and became the Company’s plan in the second-step conversion, when awards and available shares under the plan were adjusted to reflect the 0.8377 exchange ratio.  In June 2011, the Company’s stockholders approved the second equity incentive plan, which reserved an additional 573,481 shares of common stock for the issuance of stock options, restricted stock, restricted share units and stock appreciation rights.  The following table includes certain information with respect to certain awards and remaining shares available for awards under these equity incentive plans as of December 31, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	720,659	$13.46	106,222
Equity compensation plans not approved by security holders	-	-	-

Total	720,659	$13.46	106,222

During 2013, the Company completed the repurchase of 373,912 shares authorized by the stock repurchase programs announced in 2012 and 2013.  The Company has remaining authorization to repurchase up to 344,179 shares under the current program, which expires in April 2014 unless completed sooner or otherwise extended.

Information on the shares purchased during 2013 is a follows:

	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January	55,000	$14.02	55,000	269,091
February	236,226	14.02	236,226	32,865
March	-	-	-	32,865
April	-	-	-	426,865
May	50,000	14.27	50,000	376,865
June	27,350	14.24	27,350	349,515
July	5,108	14.91	5,108	344,407
August	-	-	-	344,407
September	-	-	-	344,407
October	119	17.69	119	344,288
November	-	-	-	344,288
December	109	17.27	109	344,179
Total	373,912	$14.08	373,912	344,179

Item 6.  Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA OF
HERITAGE FINANCIAL GROUP, INC. AND ITS SUBSIDIARY

The summary financial information presented below is derived in part from the consolidated financial statements of Heritage and its subsidiary.  The information at December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012, and 2011 is derived in part from the audited consolidated financial statements of Heritage that are included in Item 8.  The information at December 31, 2010 and 2009, and for the years ended December 31, 2010 and 2009, is derived in part from audited consolidated financial statements that are not included in this Form 10-K.  However, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of the operations for the unaudited periods have been made.  The following information is only a summary, and you should read it in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Consolidated Financial Statements.

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Financial Condition Data:

Total assets	$1,380,925	$1,097,506	$1,089,852	$755,436	$571,948
Loans, net	789,798	660,943	553,126	410,896	328,078
Securities available for sale, at fair value:
U.S. government and agency securities and U.S Treasury Securities	53,572	21,019	45,737	89,032	30,462
Corporate debt securities	-	1,020	1,956	1,700	1,910
Mortgage-backed securities	189,269	157,497	162,963	128,143	58,410
State and municipal	50,814	41,573	48,204	19,160	29,122
Equity and other investments	644	297	157	342	621
Federal Home Loan Bank stock, at cost	7,342	4,330	4,067	3,703	3,253
Other equity securities, at cost	1,010	1,010	1,010	1,010	1,010
Deposits	1,076,421	869,554	884,187	534,243	426,607
Federal Home Loan Bank advances	131,394	60,000	35,000	62,500	42,500
Federal funds purchased and securities sold under repurchase agreements	37,648	33,219	35,049	32,421	32,843
Stockholders’ equity	125,063	120,649	124,136	119,340	60,817

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)

Selected Operations Data:

Total interest income	$65,651	$54,738	$39,449	$28,439	$23,401
Total interest expense	7,385	7,613	10,350	8,274	8,793
Net interest income	58,266	47,125	29,099	20,165	14,608
Provision for loan losses	1,735	5,930	2,800	5,500	7,500
Net interest income after provision for loan losses	56,531	41,195	26,204	14,665	7,108
Fees and service charges	9,518	8,305	7,719	6,177	4,953
Mortgage banking activities	10,509	4,768	2,377	-	-
Impairment loss on securities	-	-	(43)	-	-
Gain on sales of securities	85	2,838	684	294	909
Life insurance proceeds	-	-	32	916	-
Gain (loss) on acquisitions	4,188	(56)	4,217	2,722	-
Accretion of FDIC Loss Share Receivable	(9,293)	(4,325)	381	-	-
Other noninterest income	3,407	2,869	2,100	2,375	1,925
Total noninterest income	18,414	14,399	17,467	12,484	7,787
Total noninterest expense	58,951	46,252	38,746	26,049	18,271
Income before tax expense (benefit)	15,994	9,342	4,925	1,099	(3,376)
Income tax expense (benefit)	4,679	2,585	1,100	(307)	(1,724)
Net income (loss)	$11,315	$6,757	$3,825	$1,406	$(1,652)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on average assets	0.87%	0.63%	0.39%	0.22%	(0.34%)
Return on average equity	9.37%	5.42%	3.12%	2.09%	(2.62%)
Dividend payout ratio	0.00%	41.91%	25.80%	49.08%	NM
Net interest spread	5.17%	5.30%	3.58%	3.55%	3.31%
Net interest margin	5.24%	5.35%	3.62%	3.66%	3.49%
Operating expense to average total assets(1)	4.55%	4.32%	3.92%	4.04%	3.72%
Average interest-earning assets to average interest-bearing liabilities	109.91%	105.96%	103.63%	107.36%	108.97%
Efficiency ratio	76.44%	74.89%	83.21%	79.79%	81.59%
Total loans to total deposits	74.20%	77.05%	63.41%	78.43%	78.32%
Asset Quality Ratios (excluding Loans acquired through FDIC-assisted acquisitions) (1) :
Nonperforming assets to total assets at end of period	0.81%	1.58%	0.95%	1.80%	1.81%
Nonperforming assets and troubled debt restructurings to total assets at end of period	0.96%	1.58%	1.53%	2.67%	2.35%
Nonperforming loans to total loans	1.38%	2.51%	1.62%	2.49%	2.53%
Nonperforming loans and troubled debt restructurings to total loans	1.67%	2.51%	3.06%	4.14%	3.48%
Allowance for loan losses to non-performing loans	94.91%	61.73%	106.40%	81.79%	71.61%
Allowance for loan losses to total loans	1.31%	1.55%	1.72%	2.04%	1.81%
Net charge offs to average loans outstanding(1)	0.26%	0.19%	0.91%	0.87%	2.13%

Capital Ratios:
Tangible equity to total assets at end of period	8.75%	10.61%	10.95%	15.41%	10.36%
Equity to total assets at end of period	9.06%	10.99%	11.39%	15.80%	10.63%
Average equity to average assets	9.32%	12.63%	12.42%	10.46%	12.84%

Common Share Data and Other Ratios:
Gross shares outstanding at year-end(3)	7,834,537	8,172,486	8,712,031	8,710,511	9,595,303
Less treasury stock(3)	-	-	-	-	883,843
Net shares outstanding at year-end(3)	7,834,537	8,172,486	8,712,031	8,710,511	8,711,460
Shares owned by Heritage, MHC(2) (3)	-	-	-	-	6,591,756
Public shares outstanding(3)	7,834,537	8,172,486	8,712,031	8,710,511	2,119,704
Unearned ESOP shares(3)	332,535	385,837	439,138	492,320	203,045

Book value per share(3)	$16.67	$15.49	$15.01	$14.52	$7.14
Tangible book value per share(3)	$16.10	$14.95	$14.42	$14.17	$6.96
Basic income (loss) per share(3)	$1.52	$0.85	$0.47	$0.17	$(0.20)
Diluted income (loss) per share(3)	$1.50	$0.85	$0.47	$0.17	$(0.20)

Cash dividends paid on public shares outstanding	$-	$2,832,185	$986,434	$690,125	$720,775
Cash dividends paid to Heritage MHC(2)	-	-	-	30,600	-
Cash dividends waived by Heritage MHC	-	-	-	2,802,195	2,518,040
Pro forma cash dividends that would have been paid without waiver(2)(3)	$-	$2,832,185	$986,434	$3,522,920	$3,238,765
Cash dividends per share (excluding shares held by Heritage MHC)(2)(3)	$0.00	$0.36	$0.12	$0.43	$0.32
Pro forma cash dividends per share (on all outstanding shares with no waiver by Heritage MHC) (3)	$0.00	$0.36	$0.12	$0.08	$0.08

Other Data:
Number of full-service offices	27	20	22	16	10
Mortgage loan production offices	14	13	11	1	-
Investment offices	4	4	3	1	1

1.	Loans acquired through FDIC-assisted acquisitions are recorded in our assets at a discount from the contractual principal value. See Item 8 – Notes 6 and 12 to the Consolidated Financial Statements.
2.	Effective November 30, 2010, Heritage MHC was eliminated in the second-step conversion, and all dividends declared from that date are paid to all stockholders.
3.	All prior year common share data and per share calculations have been adjusted to reflect the 0.8377 share exchange.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

General.  Heritage Financial Group, Inc. (“Heritage” or the “Company”) is a $1.4 billion holding company headquartered in Albany, Georgia.  Heritage primarily conducts commercial banking, retail banking and wealth management activities through its wholly owned subsidiary, HeritageBank of the South (“HeritageBank” or the “Bank”).  As of December 31, 2013, HeritageBank operated in Georgia, Florida and Alabama through 27 full-service branch locations, 14 mortgage offices and 4 investment offices. HeritageBank provides credit based products, deposit accounts, corporate cash management, investment support and other services to commercial and retail clients.

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

Expansion Efforts.  A key element of our business strategy is increasing our presence and growing the “Heritage” brand in the markets we currently serve and expanding our operations beyond our original Southwest Georgia market by entering new markets in other parts of Georgia, Florida, Alabama and other adjacent communities that present attractive opportunities for expansion consistent with our capital availability.  This expansion of our market beyond southwest Georgia began in 2006, when we commenced operating a branch in Ocala, Florida.  We have pursued this expansion program through both prudent, disciplined internal growth and strategic acquisitions.  We have also hired highly regarded and experienced lending officers and commercial bankers and expanded into new market areas that are contiguous to our existing market areas.  These recent activities reflect our ability to take advantage of these expansion opportunities.

During 2011, we completed two FDIC-assisted whole-bank acquisitions near Savannah, Georgia and in Statesboro, Georgia with combined loans of $247.2 million and deposits of $342.3 million.   In April 2012, we opened a commercial banking office in Macon, Georgia, and in June 2012, we completed the purchase of a single branch in Auburn, Alabama with $10.9 million in loans and $18.7 million in deposits.  In August 2012, we hired a new management team to operate our mortgage division which has led to significant growth in our mortgage business, particularly in the Atlanta, Georgia market.  In March 2013, we completed the FDIC-assisted whole-bank purchase of a bank based in LaGrange, Georgia with $98.0 million in loans and $211.6 million in deposits, and in November 2013, we opened a commercial banking office in Columbus, Georgia.

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

Acquisition Accounting.  GAAP requires the use of fair value accounting in determining the carrying values of certain assets and liabilities acquired in business combinations and, accordingly, we record assets purchased and liabilities assumed in our FDIC-assisted acquisitions at their fair values. The fair value of the loan portfolios acquired in these transactions was recorded and is being accounted for under the principles prescribed by ASC 310.

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

FDIC Receivable for Loss-Share Agreements.  A significant portion of our acquired loan and other real estate assets are covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse us 80% of all losses as well as certain expenses incurred in connection with those assets. We have estimated the amount that we will receive from the FDIC under the loss share agreements that will result from losses incurred on the disposition of covered loans and other real estate assets, and the estimate is booked as a receivable from the FDIC. We discount the receivable for the expected timing and receipt of those cash flows using a risk free rate plus a premium for risk. The accretion of the FDIC receivable discount is recorded into noninterest income using the level yield method over the estimated life of the receivable.

The loss share agreements also include a provision whereby if losses do not exceed a calculated threshold, we are obligated to compensate the FDIC. This is referred to as a clawback liability and, if applicable, is paid ten years after the date of the agreement. The formula for the clawback liability varies from transaction-to-transaction and will be calculated as provided in the individual loss share agreements and will not be consolidated into one calculation.  The FDIC receivable for loss-share agreements is measured separately from the related covered assets because it is not contractually embedded in the assets and is not transferable if the assets are sold. We will review and update the fair value of the FDIC receivable at each reporting date in conjunction with the re-estimation of cash flows. The FDIC receivable will fluctuate as loss estimates and expected cash flows related to covered loans and other real estate owned change.

Loans Held for Sale.  Loans held for sale consist of one-to-four family residential loans originated for sale in the secondary market and are carried at fair value under ASC 825-10-25.  For residential mortgage loans, fair value is determined by outstanding commitments from investors for committed loans and on the basis of current delivery prices in the secondary mortgage market for uncommitted loans, if any.  Adjustments to reflect unrealized gains and losses resulting from changes in fair value of residential mortgage loans held-for-sale and realized gains and losses upon ultimate sale of the loans are classified as noninterest income on the Consolidated Statements of Income.

We enter into interest rate lock commitments (“IRLCs”) with customers for mortgage loans that we intend to sell in the secondary market. We classify IRLCs on residential mortgage loans, which are derivatives under ASC 815-10-15, on a gross basis within other liabilities or other assets.  The derivatives arising from the IRLCs are recorded at fair value in other assets and liabilities and changes in that fair value are included in mortgage banking activities on the Consolidated Statements of Income.

The fair value of the IRLC derivatives are determined by reference to quoted prices for loans with similar coupon rates and terms. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull through” rates are based on both our historical data and the current interest rate environment and reflect our best estimate of the likelihood that a commitment will ultimately result in a closed loan.  Gains and losses on the sale of those loans are included in mortgage banking activities on the Consolidated Statements of Income.

As a result of the adoption of SAB No. 109, the loan servicing value is also included in the fair value of IRLCs. For further information on the fair value accounting for residential mortgages held for sale, see Item 8 - Note 9 to the Consolidated Financial Statements.

Mortgage Servicing Rights. When mortgage loans held for sale are sold with servicing retained, servicing rights are initially recorded at the lower of cost or market (“LOCOM”) value with the income statement effect of the sale of the loan recorded in gains on sales of loans.  LOCOM value is based on a valuation model that calculates the present value of estimated future net servicing income and cost compared to market value.  All classes of servicing assets are subsequently measured using the amortization method, which requires servicing rights to be amortized into non‑interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount.  Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type.  To the extent that fair value is less than the carrying amount, impairment is recognized through a valuation allowance for an individual grouping.  If we later determine that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income.  Changes in valuation allowances are reported in mortgage banking activities on the Consolidated Statements of Income.  The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income, which is reported in mortgage banking activities on the Consolidated Statements of Income, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of approximately 0.25% and are recorded as income when earned.  The amortization of mortgage servicing rights is netted against loan servicing fee income.  For the years ended December 31, 2013, 2012 and 2011, respectively, we did not collect any servicing fees, late fees or ancillary fees related to loan servicing.

Allowance for Loan Losses (ALLL).  We establish provisions for loan losses, which are charged to income, at a level Management believes will reflect probable credit losses based on historical loss trends and an evaluation of specific credits in the loan portfolio.  For further information on the accounting for Allowance for Loan Losses, see Item 1 - Asset Quality - Allowance for Loan Losses and Item 8 - Note 5 to the Consolidated Financial Statements.

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

Estimates of Fair Value.  The estimation of fair value is significant to a number of our assets, including, but not limited to, investment securities, goodwill, other real estate owned , mortgage servicing rights and other repossessed assets.  These are all recorded at either fair value or at the lower of cost or fair value.  Fair values are volatile and may be influenced by a number of factors.  Circumstances that could cause estimates of the fair value of certain assets and liabilities to change include a change in prepayment speeds, discount rates, or market interest rates.  Our estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period in which they are determined to be necessary.

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

Recent Accounting Standards

For discussion of Recent Accounting Standards, please see Item 8 - Note 1 to the Consolidated Financial Statements.

Comparison of Financial Condition at December 31, 2013 and December 31, 2012

General.  Total assets increased by $283.4 million, or 25.8%, to $1.381 billion at December 31, 2013, from $1.098 billion at December 31, 2012.  Cash and due from banks increased $10.8 million, or 45.1%, to $34.8 million at December 31, 2013 from $24.0 million at December 31, 2012.  Total interest-earning assets increased $280.4 million, or 30.3%, to $1.207 billion at December 31, 2013, from $926.7 million at December 31, 2012.  The increase in interest-earning assets was driven by increases in loans of $128.7 million, loans held for sale of $95.1 million and securities available for sale of $72.9 million offset by a decreases in interest bearing deposits in banks of $12.1 million and federal funds sold of $4.2 million.  At the same time, interest-bearing deposits increased $174.9 million, other borrowings increased $71.4 million, and federal funds purchased and securities sold under repurchase agreements increased $4.4 million.  The growth in securities, loans and deposits for 2013 was primarily driven by the Frontier acquisition, and the growth in loans held for sale was primarily driven by a slowing in loan sales during the fourth quarter of 2013 as we prepared to deliver directly to the GSEs.

Cash and Securities.  We increased our liquidity position as a percentage of total assets as a result of the Frontier acquisition because the amount of deposits assumed significantly exceeded the amount of loans and other earning assets acquired.  Cash and securities (including bank deposits and federal funds sold) increased in the aggregate $67.4 million, or 25.4%, to $332.5 million, or 24.1% of total assets, at December 31, 2013, from $265.1 million, or 24.2% of total assets, at December 31, 2012.

	At December 31,		Amount	Percent
	2013	2012	Change	Change
	(Dollars in thousands)
Cash and due from banks	$34,804	$23,993	$10,811	45.1%
Interest-bearing deposits in banks	3,249	15,393	(12,144)	(78.9)
Federal funds sold	130	4,306	(4,176)	(97.0)
Securities available for sale, at fair value	294,299	221,406	72,893	32.9
Total	$332,482	$265,098	$67,384	25.4%

At December 31, 2013, our securities portfolio consisted of $53.6 million in GSE securities, $189.3 million in GSE residential mortgage-backed securities, $50.8 million in state and municipal securities, and $644,000 in corporate equity securities.  We believe it is probable that we will be able to collect the amounts due under the contractual terms of the securities portfolio.  Therefore we do not believe any securities experienced other than temporary impairment at December 31, 2013.  See Item 8 - Note 4 to the Consolidated Financial Statements for additional information.

We expect to lower our excess liquidity balance on a percent of total assets basis in cash, funds due from banks, federal funds sold, and securities throughout 2014.  We believe that utilizing some of our excess liquidity to increase our loan portfolio continues to be a prudent strategy for us to maintain through 2014.

Loans.  Our loan portfolio increased $128.8 million, or 19.2%, to $798.8 million at December 31, 2013, from $670.0 million at December 31, 2012.  Overall, the change in the loan portfolio was primarily driven by organic loan growth of $99.0 million and FDIC-acquired loan growth of $29.9 million, which is consistent with our strategy to grow loans organically and through FDIC-assisted acquisitions.  The growth in FDIC-acquired loans was driven by $73.3 million of non-covered loans acquired from the FDIC-assisted acquisition of Frontier, offset by principal pay downs and resolutions of $21.9 million for non-covered loans and $21.5 million for covered loans.  We continue to emphasize commercial lending as noted with the growth in nonresidential and commercial and industrial loan categories coupled with growth in all other major loan categories for the year. We also continue to see more opportunities to take market share from the regional and community banks competing within our market footprint.  We continue to seek opportunities to grow our loan portfolio through organic growth, branch acquisitions, loan purchases, FDIC-assisted opportunities, and whole bank acquisitions.

The following table reflects the changes in the types of loans in our portfolio at the end of 2013 as compared to the end of 2012.

	Loans by Type as of
	December 31,		Amount	Percentage
	2013	2012	Change	Change
	(dollars in thousands)
Non-FDIC-acquired loans:
Nonresidential	$256,567	$212,570	$43,997	20.7%
Multifamily	22,650	21,293	1,357	6.4
Farmland	23,420	20,141	3,279	16.3
Construction and land	50,167	33,340	16,827	50.5
Mortgage loans, 1-4 family	177,456	161,883	15,573	9.6
Home equity	29,147	27,345	1,802	6.6
Consumer and other	23,976	25,498	(1,522)	(6.0)
Commercial and industrial	101,161	83,659	17,502	20.9
	684,544	585,729	98,815	16.9

Loans acquired through FDIC-assisted acquisitions:
Non-covered loans	63,318	11,850	51,468	434.3
Covered loans	50,891	72,425	(21,534)	(29.7)
	114,209	84,275	29,934	35.5
Total loans	$798,753	$670,004	$128,749	19.2%

At December 31, 2013, we had approximately $110.7 million in loans held for sale, which are mortgage loans generated to be sold to investors, as compared to $15.6 million at December 31, 2012.  The increase was driven by our continued focus on this line of business coupled with the slowing of loan sales in the fourth quarter of 2013 in order to prepare for the delivery of loans directly to the GSEs.  During 2013 we generated $407.4 million in mortgage loan originations, and we anticipate this positive trend in mortgage loan originations held for sale to continue throughout 2014.  We typically hold these loans for less than ninety days and earn the stated rate on the note until they are purchased by the investor.  We currently have $22.1 million of mortgage loans held for sale that have been held longer than ninety days as of December 31, 2013.  We do not anticipate difficulty in selling the loans we have held greater than ninety days to an investor in the foreseeable future.  During the third quarter, we also received approval to sell mortgage loans directly to Fannie Mae, which is a GSE, and sold $20.8 million to Fannie Mae during the fourth quarter of 2013.  See Item 8 – Notes 1 and 9 Notes of the Consolidated Financial Statements for additional information.

Delinquencies and Nonperforming Assets.  As of December 31, 2013, our total loans delinquent for 30 to 89 days was $1.0 million, or 0.15% of total loans, excluding FDIC-acquired loans, compared to $2.1 million, or 0.32% of total assets, at December 31, 2012.  At December 31, 2013, our nonperforming assets, excluding FDIC-acquired, totaled $11.2 million, or 0.81% of total assets, compared to $17.3 million, or 1.58% of total assets, at December 31, 2012. This $6.1 million, or 35.1%, decrease was primarily driven by the positive resolution of non-performing assets migrating back to performing status during 2013.  Included in nonaccruing loans at December 31, 2013 are troubled debt restructurings of $5.8 million, which involve forgiving a portion of interest or principal on loans or making loans at a rate materially below market. See Item 1 - Asset Quality - Delinquent Loans and - Classified Assets for additional information.

Our loan portfolio includes FDIC-acquired loans, which are generally recorded at a deep discount from the contractual principal value and accounted for under ASC 310-30.  These loans acquired through FDIC-assisted acquisitions are excluded from the delinquent loan tables below.  See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Accounting for FDIC-Assisted Acquisitions and Item 8 – Note 6 to the Consolidated Financial Statements for additional information about FDIC-acquired loans.

The table below sets forth the amounts and categories of non-performing assets in our loan portfolio, excluding loans and foreclosed assets acquired through FDIC-assisted acquisitions, at the dates indicated.

	Non-Performing Assets at December 31,
	2013	2012	Amount Change	Percent Change
	(Dollars in thousands)
Nonaccruing loans	$9,434	$14,677	$(5,243)	(35.7)%
Foreclosed assets	1,789	2,620	(831)	(31.7)
Total non-performing assets	$11,223	$17,297	$(6,074)	(35.1)%

Non-performing loans, excluding FDIC-acquired loans, decreased to 1.38% of total loans, excluding FDIC-acquired loans, at December 31, 2013 from 2.51% at December 31, 2012 primarily driven by the positive trends in our non-performing loans migrating back to performing status after six months of payment performance.  We are cautiously optimistic that the positive trend of non-performing loans, excluding FDIC-acquired loans, will continue to improve as a percentage of total loans, excluding FDIC-acquired loans, for 2014.

OREO, excluding FDIC-acquired assets, was $1.8 million at December 31, 2013 compared to $2.6 million at December 31, 2012.  We continue to aggressively confront credit quality issues in our loan portfolio.  OREO experienced a decrease primarily driven by sales and write downs for 2013 in excess of additions.  We believe the current value of each OREO property represents our estimated disposition value less estimated selling expenses based on current appraisals and market data.  All of these properties are being marketed actively for disposition.  As of December 31, 2013, we had gross proceeds on sales of OREO, excluding covered FDIC-acquired assets, of $1.7 million and recorded a net loss of approximately $406,000 on those sales.  See Item 1 - Asset Quality - Delinquent Loans and - Classified Assets for additional information and Item 8 - Note 8 to the Consolidated Financial Statements for more information.

Our internally criticized (watch list) and classified assets, excluding FDIC-acquired loans, totaled $22.7 million at December 31, 2013, compared to $28.2 million at December 31, 2012.  This includes loans with respect to which known information about the possible credit problems of the borrowers has caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.  These balances include the aforementioned non-performing loans, OREO, and repossessed assets.  These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

The table below sets forth the amounts of criticized and classified assets in our portfolio, excluding FDIC-acquired loans and OREO, at the dates indicated.

	December 31,
	2013	2012
	(Dollars in thousands)

Total criticized assets	$22,741	$28,194
Total classified assets	19,582	25,129

Total criticized assets to total loans	3.32%	4.81%
Total classified assets to total loans	2.86%	4.29%

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

Allowance for Loan Losses.  Our allowance for loan losses at December 31, 2013 was $8.9 million and at December 31, 2012 was $9.0 million.   Excluding FDIC-acquired loans, the allowance for loan losses to total loans was 1.31% at December 31, 2013 and 1.55% at December 31, 2012.  This decrease reflects improving credit trends in our loan portfolio, and we are cautiously optimistic the improvement will continue into 2014.

The following table sets forth asset quality information, excluding FDIC-acquired loans for the periods indicated:

	At and For the Year Ended
	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Allowance for loan losses to total loans	1.31%	1.55%
Allowance for loan losses to average loans	1.33	1.62
Allowance for loan losses to non-performing loans	94.91	61.73

Accruing loans past due 30-89 days	$1,001	$2,131

Nonaccrual loans	$9,434	$14,677
Loans - 90 days past due & still accruing	-	-
Total non-performing loans	9,434	14,677
OREO and repossessed assets	1,789	2,620
Total non-performing assets	$11,223	$17,297

Non-performing loans to total loans	1.38%	2.51%
Non-performing assets to total assets	0.81	1.58
Net charge-offs to average loans (annualized)	0.28	0.19
Net charge-offs	$1,766	$933

We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses as necessary in order to maintain the proper level of allowance.  While we use available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.  The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.  See Item 8 – Note 5 to the Consolidated Financial Statements for additional information.

Premises and Equipment. Premises and equipment increased $5.0 million, or 15.0%, at December 31, 2013 compared to December 31, 2012, primarily driven by the purchase of the real estate, banking facilities, furniture and equipment from the FDIC at fair value in the amount of $5.0 million in connection with the Frontier acquisition.  Premises held for sale decreased $1.3 million, or 82.1%, driven by the sale of our former corporate headquarters building in Albany, Georgia carried at $1.1 million and sold for $900,000 which resulted in a loss on sale of $226,000.  Additionally, during the fourth quarter of 2013 we recognized impairment charges for premises held for sale related to our former branch buildings in Guyton and Collins, Georgia of $190,000.  See Item 8 – Note 14 to the Consolidated Financial Statements for additional information.

Intangible Assets, Goodwill and Other Assets. Intangible assets and goodwill increased $18,000 to $4.3 million at December 31, 2013 compared to $4.2 million at December 31, 2012.  The increase was driven by the addition of the core deposit intangible from the Frontier acquisition of $625,000 and the addition of the MSRs of $202,000 offset by the amortization expense of $809,000 related to core deposit intangibles for 2013.  See Item 8 – Note 15 to the Consolidated Financial Statements for additional information.

Cash surrender value of bank owned life insurance (“BOLI”) increased $801,000 to $24.2 million at December 31, 2013 from $23.4 million at December 31, 2012, driven by the earnings of the BOLI policies for 2013.  Other assets increased $4.9 million to $21.4 million at December 31, 2013 compared to $16.4 million at December 31, 2012 primarily due to increases in the fair market value of the cash flow hedge of $2.4 million, the fair market value of mortgage related interest rate lock commitments and derivative financial instruments used to hedge interest rate risk of $1.5 million and the deferred tax assets of $1.2 million. See Item 7a. – Asset and Liability Management and Market Risk and Item 8 – Note 10 in the Consolidated Financial Statements for more information about the cash flow hedge.

Deposits.  Total deposits increased $206.9 million, or 23.8%, to $1.076 billion at December 31, 2013 compared with $0.870 billion at December 31, 2012, primarily driven by the deposits acquired from the Frontier acquisition of $212.1 million, core deposit growth of $4.7  million and wholesale deposit growth of $55.4 million, which was offset in part by $45.4 million in planned time deposit runoff associated with Frontier internet and single service customers and $19.9 million in planned runoff of retail time deposits.

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below (in thousands).

	As of December 31, 2013		As of December 31, 2012
	Amount	Wtd. Avg. Rate	Amount	Wtd. Avg. Rate
Checking (noninterest)	$148,254	0.00%	$116,272	0.00%
NOW (interest)	173,038	0.11	144,954	0.10
Savings	86,635	0.16	67,391	0.05
Money Market	285,146	0.37	246,237	0.36
Certificates	383,348	0.89	294,700	1.17
Total	$1,076,421	0.44%	$869,554	0.52%

Borrowings and Other Liabilities.  The total amount of other borrowings increased $71.4 million to $131.4 million at December 31, 2013 from $60.0 million at December 31, 2012 driven by the FHLB borrowings we acquired from the Frontier acquisition and recorded at fair value of $37.3 million, partially offset by the fair market value rate adjustment for the FHLB borrowings reflected as a reduction to interest expense of $884,000, and the increase in short-term FHLB borrowings of $30.0 million used to fund a portion of the mortgage loans held for sale balance at December 31, 2013.  We also took advantage of the historically low long-term rates and added a $5.0 million 10-year fixed rate FHLB advance during the first quarter of 2013.  The weighted average rate on these other borrowings was 1.61% for 2013 compared to 2.58% for 2012.  Federal funds purchased and securities sold under repurchase agreements increased $4.4 million to $37.6 million at December 31, 2013 compared to $33.2 million at December 31, 2012 primarily driven by increases in the federal funds purchased from Chattahoochee Bank of Georgia and the customer repurchase agreements resulting from our continued efforts to attract commercial banking customers.  See Item 8 – Notes 19 and 20 to the Consolidated Financial Statements for additional information.

Equity.  Total equity increased $4.4 million to $125.1 million at December 31, 2013 compared with $120.6 million at December 31, 2012, primarily driven by net income of $11.3 million, stock-based compensation of $917,000, the allocation of $853,000 in ESOP shares, and the exercise of stock options of $503,000, offset in part by the repurchase of common shares of $5.3 million and other comprehensive loss of $3.9 million.

Accounting for FDIC-Assisted Acquisitions

General.  We perform ongoing assessments of the estimated cash flows of our FDIC-acquired loan portfolios accounted under ASC 310-30.  At December 31, 2013, the fair value of the FDIC-acquired loan portfolios consisted of $50.9 million in covered and $63.3 million in non-covered loans compared with $72.4 million in covered and $11.9 million in non-covered loans at December 31, 2012.  The principal balance of the FDIC-acquired loan portfolios totaled $177.8 million at December 31, 2013 compared with $152.1 million at December 31, 2012.  The increase in FDIC-acquired loans was driven by the Frontier acquisition, which added $73.3 million of non-covered loans, offset in part by portfolio paydowns and resolutions of $47.6 million.

The factors considered in the allowance for loan losses for FDIC-acquired loans are driven by a regular assessment of the expected cash flows of the loans.  We perform periodic valuation procedures to re-estimate the expected cash flows on FDIC-acquired loan pools and compare the present value of expected cash flows to the carrying value of the loans at the pool level.  In order to estimate expected cash flows, we specifically review these loans each period to assist in the determination of appropriate probability of default and loss given default assumptions to be applied to the remainder of the portfolio. The estimate of expected cash flows may also be adjusted for management's estimate of probable losses on specific loan types dependent upon trends in observable market and industry data, such as prepayment speeds and collateral values. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. Separately, FDIC-acquired loans individually assessed, or not pooled, go through the same re-estimate of expected cash flows calculation, and when a shortfall of discount is considered likely an allowance and charge-off are recorded immediately, which results in an immediate use of the allowance.

During 2013, the FDIC-acquired loan pools did not experience any charge-offs or record any increase in allowance for loan losses but did experience improvement in cash flows, which positively impacted the FDIC-acquired loan accretion related to the pooled loans.  At December 31, 2013, the FDIC-acquired loans individually assessed experienced reduced charge-offs of $75,000 related to inadequate discounts as a result of the re-estimation of cash flows for such loans compared to $3.4 million at December 31, 2012.  See Item 8 - Note 6 to the Consolidated Financial Statements for additional information.

FDIC Loss-Share Receivable and Clawback Liability.  At December 31, 2013, the FDIC loss-share receivable associated with covered FDIC-acquired assets decreased $19.4 million to $41.3 million, or 37.8% of the principal balance of covered FDIC-acquired assets, compared to $60.7 million, or 38.9% of the principal balance of covered FDIC-acquired assets, at December 31, 2012. The principal balance of the covered FDIC-acquired assets totaled $109.2 million at December 31, 2013 compared with $156.0 million at December 31, 2012.  The reduction in the FDIC loss-share receivable for 2013 was primarily driven by $10.5 million of reimbursements received from the FDIC and $9.3 million of negative accretion, resulting from the improvement in cash flows for the FDIC-acquired loan pools, included in noninterest income of the consolidated statements of operations.

As of December 31, 2013, we have recorded an FDIC clawback liability of $1.9 million for all FDIC loss-share agreements compared to $703,000 at December 31, 2012.  This increase in FDIC clawback liability was driven by an improvement in estimates of expected cash flows for the FDIC-acquired assets covered under loss-sharing agreements. See Item 8 - Note 7 to the Consolidated Financial Statements for additional information.

The following table presents the FDIC loss-share receivable and clawback liability in more detail for the periods indicated.

	December 31, 2013	December 31, 2012
	(dollars in thousands)
FDIC loss-share receivable:
Single family estimated credit losses	$8,995	$11,292
Non-single family estimated credit losses	30,077	43,899
Pending reimbursements and other	2,234	5,540
Total	$41,306	$60,731

FDIC clawback liability	$1,941	$703
Total covered discount impacting FDIC loss-share receivable	39,071	55,191

FDIC receivable as % of gross balance of covered assets	37.8%	38.9%
Covered discount as % of FDIC loss-share receivable	94.6%	90.9%

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

	Year Ended December 31,
	2013				2012				2011
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-Earning Assets:
Loans	$795,094		$59,907	7.53%	$608,722		$49,807	8.18%	$517,093		$33,725	6.52%
Investment securities	283,782		6,020	2.12	240,198		5,186	2.16	220,163		5,416	2.46
Other short term investments	41,576		164	0.39	38,782		137	0.35	78,430		308	0.39
Total interest-earning assets	1,120,452		66,091	5.90	887,702		55,130	6.21	815,686		39,449	4.89
Non-interest earning assets	175,168				183,373				172,810
Total assets	1,295,620				1,071,075				988,496

Interest-Bearing Liabilities:
Interest checking, money market and savings	534,972		1,261	0.24	465,954		1,347	0.29	423,986		3,185	0.75
Time deposits	353,802		2,818	0.80	299,333		3,528	1.18	283,300		4,365	1.54
Total interest bearing-deposits	888,774		4,079	0.46	765,287		4,875	0.64	707,286		7,550	1.07
Securities sold under repurchase and borrowings	130,659		3,307	2.53	72,503		2,739	3.78	79,856		2,800	3.51
Total interest- bearing liabilities	1,019,433		7,386	0.72	837,790		7,614	0.91	787,142		10,350	1.31

Noninterest Bearing Liabilities:
Demand deposits	142,578				96,077				71,852
Other liabilities	12,852				12,615				6,775
Total non-interest bearing liabilities	155,430				108,692				78,627
Total liabilities	1,174,863				946,482				865,769
Shareholder’s equity	120,757				124,593				122,727
Total liabilities and shareholder’s equity	1,295,620				1,071,075				988,496

Net interest income			$58,705				$47,516				$29,099
Net interest rate spread				5.18%				5.30%				3.58%
Net earning assets	$101,019				$49,912				$28,544
Net interest margin				5.24%				5.35%				3.62%

Average interest-earning assets to average interest-bearing liabilities	1.10	x			1.06	x			1.04	x

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

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2013 vs. 2012			2012 vs. 2011			2011 vs. 2010
	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$15,249	$(5,149)	$10,100	$5,976	$10,106	$16,082	$7,867	$2,048	$9,915
Investment securities	941	(107)	834	493	(723)	(230)	1,734	(773)	961
Other short-term investments	10	17	27	(156)	(15)	(171)	117	17	134

Total interest-earning assets	$16,200	$(5,239)	$10,961	$6,313	$(9,368)	$15,681	$9,718	$1,292	$11,010

Interest-bearing liabilities:
Interest checking, money market and savings	200	(286)	(86)	315	(2,153)	(1,838)	1,336	(1,098)	238
Wholesale time deposits	642	(1,352)	(710)	247	(1,084)	(837)	2,509	(956)	1,553
Total interest-bearing deposits	842	(1,638)	(796)	562	(3,237)	(2,675)	3,845	(2,054)	1,791
Borrowings	2,102	(1,534)	568	(258)	197	(61)	135	150	285
Total interest-bearing liabilities	$2,944	(3,172)	(228)	$304	(3,040)	(2,736)	$3,980	(1,904)	$2,076

Net interest income			$11,189			$18,417			$8,934

Comparison of Operating Results for the Year Ended December 31, 2013 and December 31, 2012

General.  During the year ended December 31, 2013, we recorded net income of $11.3 million compared to net income of $6.8 million for the year ended December 31, 2012.  Basic earnings per share for the year ended December 31, 2013 was $1.52 compared to basic earnings per share of $0.85 for the year ended December 31, 2012.  Diluted earnings per share for the year ended December 31, 2013 was $1.50 compared to diluted earnings per share of $0.85 for the year ended December 31, 2012.  The $4.5 million improvement in operating results for the year ended December 31, 2013 was primarily driven by growth in net interest income and noninterest income coupled with a decline in provision for loan losses expense partially offset by an increase in noninterest expense.

Interest Income.  Total interest income for 2013 increased $10.9 million, or 19.9% to $65.7 million compared to $54.7 million for 2012.  The increase was due to growth in average interest-earning assets for 2013 of $232.8 million, or 26.2%, compared to 2012 primarily driven by the Frontier acquisition and organic loan growth.  The growth in volume of the average interest-earning assets was also benefited by the balance sheet structural shift from lower yielding investment securities to higher yielding loans as a percentage of interest-earning assets offset in part by a reduction in the yield on interest-earning assets of 31 basis points compared to 2012.

Interest income on loans, after adjusting for the impact of tax-exempt obligations, for 2013 increased $10.1 million to $59.9 million compared to $49.8 million for 2012.  The increase in interest income on loans was primarily the result of the Frontier acquisition and the organic loan growth experienced throughout our market footprint which helped increase our average loan portfolio balance for 2013 by $186.4 million as compared to 2012.  However, the increase in interest income was negatively impacted for 2013 by a decrease in the weighted average yield on loans of 65 basis points compared to 2012 driven by reduced accretion on FDIC-acquired loans and maturing loans in our core loan portfolio that were replaced with lower yielding loans.

Interest income on investment securities, after adjusting for the impact of tax-exempt obligations, for 2013 increased $834,000 to $6.0 million compared to $5.2 million for 2012.  The improvement in interest income on investment securities was driven by growth in the average balance of investment securities for 2013 of $43.6 million compared to 2012 as excess liquidity from the Frontier acquisition was placed into investment securities.  However, the weighted average yield on investments for 2013 decreased 4 basis points which negatively impacted the interest income on investment securities compared to 2012.    We anticipate the yield on our investment portfolio to improve during 2014 as we anticipate reinvesting maturing investments at higher yields.

Interest income on other short-term investments for 2013 increased $27,000 to $164,000 compared to $137,000 for 2012.  The improvement in interest income on other short-term investments was driven by growth in the average balances of other short-term investments for 2013 of $2.8 million to $41.6 million compared to $38.8 million for 2012 coupled with the increase in the average yield on other short-term investments of 4 basis points for 2013 as compared to 2012.

Interest Expense.  Total interest expense for 2013 decreased $228,000, or 3.0%, to $7.4 million compared to $7.6 million for 2012.  The decrease in interest expense was primarily the result of a decline in the weighted average cost of interest-bearing liabilities for 2013 of 19 basis points compared to 2012 as we continued to reprice deposit interest rates lower.  The decrease in the weighted average cost of interest-bearing liabilities was in part offset by growth in the average balance of interest-bearing liabilities for 2013 of $181.6 million compared to 2012 driven by deposits acquired from the Frontier acquisition and growth in other borrowings.  We anticipate the cost of interest-bearing liabilities to slightly increase during 2014 as higher market interest rates impact our deposit rates.

Interest expense on deposits for 2013 decreased $796,000 to $4.1 million compared to $4.9 million for 2012.  The decrease in interest expense on deposits for 2013 was driven by a decline in the weighted average cost on deposits of 18 basis points compared to 2012.  The decrease in interest expense was in part offset by growth in average balance of interest-bearing deposits for 2013 of $123.5 million compared to 2012.

Interest expense on federal funds purchased and securities sold under repurchase remained relatively unchanged for 2013 at $1.3 million compared to 2012.  We anticipate a modest increase in the average balance of securities sold under repurchase agreements during 2014 as we focus our efforts on cash services for commercial customers.  Interest expense on other borrowings, consisting of FHLB advances, for 2013 increased $570,000 to $2.0 million compared to $1.4 million for 2012.  The increase in the interest expense on other borrowings for 2013 was primarily driven by an increase in the average balance of other borrowings of $57.2 million compared to 2012 driven by our strategy to take advantage of historically low interest rates to fund future loan growth.  However, the increase in interest expense for 2013 was offset in part by a significant reduction in the weighted average rate paid on these borrowings of 155 basis points compared to 2012.

Net Interest Income.  Net interest income for 2013 increased $11.1 million, or 23.6%, to $58.3 million compared to $47.1 million for 2012.  Net interest income for 2013, after adjusting for the impact of tax-exempt obligations, increased $11.2 million compared to 2012 primarily driven by an increase in the balance of interest-earning assets on top of a decline in the cost of interest-bearing liabilities partially offset by a decline in the yield on interest-earning assets and balance growth in interest-bearing liabilities.  The net interest spread for 2013 decreased 13 basis points and the net interest margin decreased 11 basis points compared to 2012 primarily driven by a reduction in the core loan yield for 2013 of 39 basis points compared to 2012 as maturing loans in our core loan portfolio were replaced with lower yielding loans.  We also expect the reduction in the core loan yield to be less significant in 2014 as compared to 2013 and for the loan accretion for FDIC-acquired loans to vary from quarter to quarter but continue to positively impact the net interest margin.

Our asset-liability management policy seeks to mitigate interest rate risk by making our balance sheet as neutral as possible to changes in interest rates.  Although our goal is to be neutral to changes in rates, we will not take undue risk to achieve this goal.  Therefore, we remain exposed to fluctuation in interest rates.  See Item 7a. - Quantitative and Qualitative Disclosures about Market Risk for additional information.

Provision for Loan Losses.  During 2013, provision for loan losses expense decreased by $4.2 million to $1.7 million compared to $5.9 million for 2012.  The decrease in provision expense for 2013 was driven by a reduction of $3.3 million for individually assessed FDIC-acquired covered loans, where 80% of the expense related to covered loans is reimbursable from the FDIC, coupled with a decline of $840,000 for non-covered loans primarily driven by improving credit quality.  We include five years of historical losses in our allowance calculation for all periods.  The use of this timeframe has recently resulted in an overall increase in historical losses.  However, offsetting the upward trend in losses is a change in the portfolio mix where loan growth has occurred.  Specifically, positive growth occurred in nonresidential loans as a percentage of the loan portfolio, which carries a lower historical loss rate compared to other loan categories.  In addition, criticized and classified loans have decreased as a percentage of the overall loan portfolio.  The following table presents the provision for loan expense in more detail for the periods indicated.

	For the Year Ended December 31,
	2013	2012

Provision for loan losses – noncovered	$1,660	$2,500
Provision for loan losses – FDIC-acquired noncovered	-	12
Provision for loan losses – noncovered	1,660	2,512

Provision for loan losses- FDIC-acquired covered	75	3,418
Provision for loan losses	$1,735	$5,930

For further information on the loan portfolio and allowance for loan losses, see Item 8 – Notes 5 and 6 to the Consolidated Financial Statements.

Noninterest Income.  The following table presents a summary of noninterest income, excluding securities transactions and bargain purchase gains, for the periods indicated.

	Year Ended December 30,
	2013	2012	$ Chg	% Chg
	(Dollars in thousands)

Service charges on deposit accounts	$5,670	$4,748	$922	19.4%
Bankcard services income	3,335	3,231	104	3.2
Other service charges, commissions and fees	513	326	187	57.4
Brokerage fees	2,138	1,838	300	16.3
Mortgage banking activities	10,509	4,768	5,741	120.4
Bank-owned life insurance	801	771	30	3.9
Other	468	260	208	80.0
Total noninterest income	$23,434	$15,942	$7,492	47.0%
Noninterest income as a percentage of average assets	1.81%	1.49%

The increase in service charges on deposit accounts was primarily driven by an increase in fees for services per account and an increase in overdraft fees primarily driven by our overall customer base increase.     The increase in mortgage banking activities was primarily driven by increased volume resulting in our focus of expanding our mortgage banking business compared to the prior year.  We anticipate this positive trend in service charges on deposit accounts and mortgage banking activities to continue to grow in 2014.

Noninterest Expense.  A summary of noninterest expense, excluding acquisition related expenses, loss on sales and write-downs of FDIC-acquired OREO, foreclosed FDIC-acquired asset expenses and FDIC loss-share expenses and impairment loss on premises held for sale is presented in the table below.

	Year Ended
	December 31,
	2013	2012	$ Chg	% Chg
	(Dollars in thousands)

Salaries and employee benefits	$31,445	$23,543	$7,902	33.6%
Equipment	3,621	2,700	921	34.1
Occupancy	3,737	2,932	805	27.5
Advertising and marketing	1,170	656	514	78.4
Legal and accounting	767	804	(37)	(4.6)
Consulting and other professional fees	649	515	134	26.0
Directors fees and retirement	630	713	(83)	(11.6)
Telecommunications	1,242	976	266	27.3
Supplies	523	562	(39)	(6.9)
Data processing fees	3,867	3,665	202	5.5
Loss on sales and write-downs of OREO	406	219	187	85.4
Foreclosed asset expenses	1,019	970	49	5.1
FDIC insurance and other regulatory fees	1,081	1,037	44	4.2
Deposit intangible expenses	809	781	28	3.6
Other operating expense	4,682	3,604	1,078	29.9
Total noninterest expenses	$55,648	$43,677	$11,971	27.4%
Noninterest expenses as a percentage of average assets	4.30%	4.08%
Efficiency ratio	76.44%	74.89%

The increase in salaries and employee benefits was primarily due to the net addition of 105 full-time equivalent employees (“FTE’s”), a 32.7% increase from the prior year, related primarily to the mortgage banking expansion and our Frontier acquisition, which added 63 FTE’s and 44 FTE’s, respectively.  The increases in equipment, occupancy, advertising and marketing and other operating expenses were primarily due to the mortgage banking expansion and the increased banking footprint resulting from the Frontier acquisition.  Loss on sales and write-downs of OREO increased from the prior year due to our continued efforts to aggressively resolve problem assets.  The acquisition related expenses for 2013 increased to $1.3 million compared to $418,000 for 2012 driven by expenses related to the Frontier acquisition.

Income Tax Expense.  Income tax expense for 2013 increased $2.1 million to $4.7 million compared to $2.6 million for 2012.  The effective tax rate for 2013 was 29.3% compared to 27.7% for 2012.  See Item 8 – Note 21 to the Consolidated Financial Statements for additional information.

Accounting for FDIC-Assisted Acquisitions

Noninterest Income. The negative accretion for the FDIC loss-share receivable for 2013 was $9.3 million compared to negative accretion of $4.3 million for 2012.  The increase in negative accretion was primarily driven by the improvement in the expected cash flows of the covered FDIC-acquired performing loan pools.

Noninterest Expense. Foreclosed FDIC-acquired asset expenses for 2013 were $1.4 million compared to $1.8 million for 2012, and FDIC clawback expense for 2013 was $1.2 million compared to $703,000 for 2012.  However, the gain on sales net of write-downs of FDIC-acquired OREO for 2013 improved to $969,000 compared to $313,000 for 2012 primarily driven by our ability to sell FDIC-acquired OREO closer to appraised value as compared to the previous year.

See Item 8 - Notes 6 and 7 to the Consolidated Financial Statements for additional information about the accounting for FDIC-acquired loans and FDIC loss-share receivable.

Comparison of Operating Results for the Year Ended December 31, 2012 and December 31, 2011

General.  During the year ended December 31, 2012, we recorded net income of $6.8 million, or $0.85 basic and diluted earnings per share, compared to a net income of $3.8 million, or $0.47 basic and diluted earnings per share, for the year ended December 31, 2011.  This $3.0 million improvement in operating results reflects an increase in net interest income and a decrease in loan loss provision expense, excluding FDIC-acquired loans, partially offset by an increase in FDIC-acquired loan loss provision expense, a decrease in noninterest income, and an increase in noninterest expense.

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

Interest income on loans for 2012 was $49.8 million compared to $33.7 million for 2011.  The $16.1 million increase in interest income on loans was primarily driven by the increase in yield compared to the prior year on FDIC-acquired loans, which carry a higher interest rate as compared to traditional loans.  Also benefiting our increased interest income on loans was organic loan growth driven by our expansion into the Valdosta, Statesboro, Macon, and Auburn markets during 2012.   Our expansion into these new markets helped increase our average loan portfolio balance by $91.6 million while the 166 basis points increase in the weighted average yield on loans to 8.18% for 2012 compared to 6.52% in 2011 was driven by improved accretion on FDIC-acquired loans for 2012.

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

Net Interest Income.  Net interest income for 2012 increased $18.0 million, or 62.0%, to $47.1 million compared to $29.1 million for 2011.  The overall increase was primarily driven by an increase in the yield and balance of interest-earning assets on top of a decline in the cost of interest-bearing liabilities partially offset by balance growth in interest-bearing liabilities.  The net interest spread for 2012 increased 172 basis points to 5.30% compared to 3.58% for 2011.  The net interest margin for 2012 improved 173 basis points to 5.35% from 3.62% for 2011.  The primary reason the net interest margin increased significantly for 2012 was the result of increased loan accretion for FDIC-acquired loans increasing the weighted average yield on loans 166 basis points compared to 2011.

Provision for Loan Losses.  During 2012, we recorded provision for loan losses expense of $5.9 million compared to $2.9 million for 2011.  The increase in provision expense was primarily driven by FDIC-acquired provision expense for 2012 of $3.4 million where 80% of the expense related to covered loans is reimbursable from the FDIC.  The remaining provision expense for noncovered loan losses, excluding FDIC-acquired, trended lower for 2012 compared to 2011 primarily driven by a reduction in annualized net charge-offs offset in part by organic loan growth. We include five years of historical losses in our allowance calculation for all periods.  The use of this timeframe has recently resulted in an overall increase in historical losses.  However, offsetting the upward trend in losses is a change in the portfolio mix where loan growth has occurred.  Specifically, positive growth occurred in nonresidential loans as a percentage of the loan portfolio which carries a lower historical loss rate compared to other loan categories.  In addition, criticized and classified loans have decreased as a percentage of the overall loan portfolio.  The following table presents the provision for loan expense in more detail for the periods indicated.

	For the Year Ended December 31,
	2012	2011

Provision for loan losses – noncovered	$2,500	$2,895
Provision for loan losses – FDIC-acquired noncovered	12	-
Provision for loan losses – noncovered	2,512	2,895

Provision for loan losses- FDIC-acquired covered	3,418	-
Provision for loan losses	$5,930	$2,895

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

Accretion for FDIC loss-share receivable in 2012 turned negative $5.0 million compared to positive accretion of $381,000 for 2011.  The accretion turned negative as a result of improvement in the expected cash flows of the FDIC-acquired performing loan pools and the FDIC clawback liability accrual of $703,000 for 2012 in part offset by increased provision expense on individually assessed covered loans of $3.4 million compared to no provision expense for individually assessed covered loans for the same period in 2011.

Noninterest Expense.  A summary of noninterest expense follows:

	Year Ended
	December 31,
	2012	2011	$ Chg	% Chg
	(Dollars in thousands)

Salaries and employee benefits	$23,543	$20,393	$3,150	15.4%
Equipment	2,700	1,996	704	35.3
Occupancy	2,932	2,279	653	28.7
Advertising and marketing	656	785	(129)	(16.4)
Legal and accounting	804	588	216	36.7
Directors fees and retirement	713	699	14	2.0
Consulting and other professional fees	515	716	(201)	(28.1)
Telecommunications	976	829	147	17.7
Supplies	562	547	15	2.7
Data processing fees	3,665	2,846	819	28.8
Loss on sales and write-downs of other real estate owned	219	771	(552)	(71.6)
Gain on sales and write-downs of FDIC other real estate owned	(313)	(383)	70	(18.3)
Foreclosed asset expenses	970	725	245	33.8
Foreclosed FDIC-acquired asset expenses	1,767	118	1,649	100.0
FDIC insurance and other regulatory fees	1,037	954	83	8.7
Acquisition related expenses	418	1,309	(891)	(68.1)
Deposit intangible expenses	781	692	89	12.9
Other operating expense	3,604	2,882	722	25.1
Total noninterest expenses	$45,549	$38,746	$6,803	17.6%
Noninterest expenses as a percentage of average assets	4.25%	3.92%
Efficiency ratio	74.89%	83.21%

The increase in salaries and employee benefits was primarily due to the increase, on average, of 18 FTE’s, or 6.0%, from the prior year related to our acquisition activity and a one-time, early retirement charge for 2012 of $641,000.  The increase in equipment, occupancy, data processing, and other operating expenses is due to the expanded branch network.  The decrease in acquisition related expenses is the result of elevated expenses experienced in 2011 related to the Citizens and First Southern FDIC-assisted acquisitions.  During 2012, we recorded a loss on the sale of OREO, excluding FDIC-acquired, lower than in 2011.  During 2012, we recorded gains on the sale of FDIC-acquired OREO assets lower than in 2011.  Foreclosed asset expense for FDIC-acquired assets increased from the prior year related to the improved resolution process for these assets.

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

If additional liquidity were needed, we would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our unpledged investment portfolio.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At December 31, 2013, HeritageBank had total federal funds credit lines with six correspondent banks of $74.0 million, with no outstanding advances.  The Bank also maintains a credit facility with the FHLB of $152.3 million with unused availability of $25.2 million and total outstanding advances, including fair value adjustments, of $131.4 million at December 31, 2013.

At December 31, 2013, total deposits increased $206.9 million, or 23.8%, to $1.076 billion compared to $0.870 billion at December 31, 2012 primarily driven by the deposits acquired from the Frontier acquisition of $212.1 million, core deposit growth of $4.7 million and wholesale deposit growth of $55.4 million, which was offset in part by $45.4 million in planned time deposit runoff associated with Frontier internet and single service customers and $19.9 million in planned runoff of retail time deposits.  Federal funds purchased and securities sold under agreements to repurchase increased $4.4 million, or 13.3%, to $37.6 million at December 31, 2013 compared to $33.2 million at December 31, 2012.  Also, other borrowings increased $71.4 million, or 119.0%, to $131.4 million at December 31, 2013 compared to $60.0 million at December 31, 2012.  The growth in other borrowings was primarily driven by the FHLB advances we acquired in the Frontier acquisition of $37.3 million net of the fair market value rate adjustment recognized as a reduction to interest expense for 2013 of $884,000 and an increase in short-term FHLB advances of $30.0 million used to fund a portion of the mortgage loans held for sale balance at December 31, 2013.  We also took advantage of the historically low long-term rates and added a $5.0 million 10-year fixed rate FHLB advance during the first quarter of 2013.

The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Risk Management Committee with day to day responsibility delegated to the Asset/ Liability Management Committee (“ALCO”) and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at December 31, 2013, were considered satisfactory.  At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds.  The Company is aware of no events or trends likely to result in a negative material change in liquidity.

The consolidated statements of cash flows for 2013 detail cash flows from operating, investing and financing activities.  For 2013, net cash provided by investing and financing activities was $40.5 million and $29.4 million, respectively, offset in part by net cash used in operating activities of $59.1 million resulting in a net increase in cash of $10.8 million as compared to 2012.

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

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our borrowers, in aggregate and by payment due dates.  In addition to the commitments below, we had overdraft protection available in the amounts of $23.1 million at December 31, 2013.

	December 31, 2013
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(In thousands)
Contractual obligations:
FHLB advances	$40,069	$37,646	$37,021	$16,658	$131,394
Fed funds purchased and securities sold under repurchase agreements	7,648	15,000	15,000	-	37,648
Operating leases (premises)	861	1,901	1,055	1,871	5,688
Total advances and operating Leases	$48,578	$54,547	$53,076	$18,529	$174,730

Off-balance sheet loan commitments:
Undisbursed portions of loans closed	-	-	-	-	-
Commitments to originate loans	59,629	-	-	-	59,629
Unused lines of credit	73,577	12,728	3,764	18,380	108,449
Total loan commitments	$133,206	$12,728	$3,764	$18,380	$168,078
Total contractual obligations and loan commitments					$342,808

Capital Resources

Heritage and HeritageBank are subject to minimum capital requirements imposed by the GDBF, FDIC and FRB.  Based on their capital levels at December 31, 2013, Heritage and HeritageBank exceeded these state and federal requirements.  Consistent with our goals to operate a sound and profitable organization, our policy is for HeritageBank to maintain a "well-capitalized" status under the capital categories of the FDIC.  Based on capital levels at December 31, 2013, HeritageBank was considered to be well-capitalized.

As reflected in the following table, Heritage and HeritageBank exceeded the minimum capital ratios at December 31, 2013:

	Actual		For Capital Adequacy Purposes		Minimum Required to be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total Capital to Risk-Weighted Assets:
Heritage Consolidated	$137,549	14.5%	$76,023	8.0%	N/A	-
HeritageBank	$123,439	13.2%	$74,890	8.0%	$93,613	10.0%

Tier I Capital to Risk-Weighted Assets:
Heritage Consolidated	$128,594	13.5%	$38,012	4.0%	N/A	-
HeritageBank	$114,484	12.2%	$37,445	4.0%	$56,167	6.0%

Tier I Capital to Average Total Assets:
Heritage Consolidated	$128,594	9.5%	$54,049	4.0%	N/A	-
HeritageBank	$114,484	8.5%	$53,711	4.0%	$67,139	5.0%

As noted above in Item 1 – Business – Basel III, the final Basel III rules include new or increased risk-based capital requirements that will be phased in from 2015 to 2019.  The final rules also contain revisions to the prompt corrective action framework effective January 1, 2015.  Management believes, at December 31, 2013, that both Heritage and HeritageBank would meet all capital adequacy requirements under Basel III if such requirements, as they are expected to apply to Heritage and HeritageBank, were currently effective.

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

The Risk Management Committee has oversight over the asset-liability management of the Company.  This committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income, net income and the market value of portfolio equity.  Market value of portfolio equity is a measurement of the value of the balance sheet at a fixed point in time.  It is summarized as the fair value of assets less the fair value of liabilities.  The committee reviews computations of the value of capital at current interest rates and at alternative interest rates.  The variance in the net portfolio value between current interest rate computations and alternative rate computations represents the potential impact on capital if rates were to change.

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

The Company’s strategy is to mitigate interest rate risk to the extent possible as part of the Company’s overall business strategy.  Based on our analysis of the Company’s overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk such as the cash flow hedge executed in 2012.  See Item 8 – Note 10 in the Consolidated Financial Statements.  These strategies aim to achieve neutrality to interest rate risk.  Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates.  As of December 31, 2013, a drop in interest rates would decrease our net interest income and an increase in rates would increase our net interest income, also known as being “asset sensitive.”  The asset sensitivity position was in part driven by our overall balance sheet structure designed to take advantage of rising interest rates.  The Company plans to maintain our asset sensitivity position by focusing our efforts to extend liabilities and increase variable rate assets.  The Company feels the level of interest rate risk is at an acceptable level, and it is within our internal policy limits.

The ALCO monitors and analyzes interest rate risk.  This committee is comprised of members of senior management and meets on a monthly basis and reviews the simulations listed above, as well as other interest rate risk reports.

The following table sets forth the distribution of the repricing of our earning assets and interest-bearing liabilities as of December 31, 2013, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	December 31, 2013
	Maturing or Repricing Within
	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total
	(Dollars in thousands)

Earning assets:
Short-term assets	$3,379	$-	$-	$-	$3,379
Investment securities	9,646	22,381	148,459	113,813	294,299
Loans held for sale	110,669	-	-	-	110,669
Loans	107,010	137,689	413,822	131,277	789,798
	230,704	160,070	562,281	245,090	1,198,145

Interest-bearing liabilities:
Interest-bearing demand deposits	(172,803)	-	-	-	(172,803)
Savings and money market	(372,016)	-	-	-	(372,016)
Time deposits	(83,474)	(174,609)	(125,266)	-	(383,349)
Federal funds purchased and securities sold under repurchase agreements	(37,648)	-	-	-	(37,648)
Other borrowings	(30,000)	(10,069)	(74,667)	(16,658)	(131,394)
	(695,941)	(184,678)	(199,933)	(16,658)	(1,097,210)

Interest rate sensitivity gap	$(465,237)	$(24,608)	$362,348	$228,432	$100,935
Cumulative interest rate sensitivity gap	$(465,237)	$(489,845)	$(127,497)	$100,935
Interest rate sensitivity gap ratio	0.33	0.87	2.81	14.71
Cumulative interest rate sensitivity gap ratio	0.33	0.44	0.88	1.09

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

Market Rate Change	Effect on Net Interest Income
+400	13.7%
+300	10.5%
+200	8.4%
+100	5.1%
-100	(6.2)%

Quarterly Financial Summary - Unaudited

The following table presents condensed information relating to quarterly periods presented.

	For the Three Months Ended
	December 31, 2013	September 31, 2013	June 30, 2013	March 30, 2013	December 31, 2012
	(dollars in thousands expect per share data)
Results of Operations:
Net interest income	$16,253	$13,558	$15,600	$12,855	$14,530
Provision for loan losses	232	350	668	485	2,507
Net interest income after provision for credit losses	16,021	13,208	14,932	12,370	12,023
Total noninterest income	4,536	3,918	3,195	6,765	3,092
Total noninterest expense	15,706	15,334	14,555	13,356	12,314
Income before provision (benefit) for income taxes	4,851	1,792	3,572	5,779	2,801
Provision (benefit) for income taxes	1,446	470	912	1,851	373
Net income	$3,405	$1,322	$2,660	$3,928	$2,428

Per Share Data:
Weighted average shares – basic	7,407,722	7,371,804	7,381,370	7,526,344	7,720,839
Weighted average shares – diluted	7,530,606	7,483,812	7,383,992	7,528,522	7,722,867

Basic earnings per share	$0.46	$0.18	$0.36	$0.52	$0.31
Diluted earnings per share	0.45	0.18	0.36	0.52	0.31
Cash dividend declared per share	0.00	0.00	0.00	0.00	0.24

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)            Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) under the Securities Exchange Act (the “Exchange Act”)) as of December 31, 2013 was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective in ensuring that the information required to disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including its Chief Executive Officer and Chief Financial Officer) in a timely manner; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b)            Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

The Company’s independent registered public accounting firm has issued an audit report on Heritage’s internal control over financial reporting.  This report can be found in Item 8 – Report of Independent Registered Public Accounting Firm.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information under the captions “Nominees and Directors,” “Business Experience and Qualifications of Directors,” “Executive Officers of the Company Who Are Not Directors,” “Board Meetings, Independence, Ethics and Other Matters,” “Board Leadership Structure and Risk Oversight,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 28, 2014, a copy of which will be filed not later than 120 days after the close of the 2013 fiscal year.

Item 11.  Executive Compensation

The information under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” (including “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested During Fiscal Year,” “2012 Non-Qualified Deferred Compensation,” “Pension Benefits” and “Potential Payments Upon Termination or Change in Control”) is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 28, 2014, a copy of which will be filed not later than 120 days after the close of the 2013 fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Stock Ownership of Significant Stockholders, Directors and Executive Officers” and “Outstanding Equity Awards at Fiscal Year-End” is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 28, 2014, a copy of which will be filed not later than 120 days after the close of the 2013 fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Business Relationships and Transactions with Executive Officers, Directors and Related Persons” and “Board Meetings, Independence, Ethics and Other Matters” is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 28, 2014, a copy of which will be filed not later than 120 days after the close of the 2013 fiscal year.

Item 14.  Principal Accounting Fees and Services

The information under the captions “Audit Committee Report,” “Pre-Approval of Audit and Non-Audit Services” and “Payment of Audit Fees” is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 28, 2014, a copy of which will be filed not later than 120 days after the close of the 2013 fiscal year.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8 of this Form 10-K:

Reports of Independent Registered Public Accounting Firm

Consolidated Balances Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Other Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012, and 2011

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012, and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

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
h
2.6	Purchase and Assumption Agreement dated February 23, 2010, between HeritageBank of the South and The Park Avenue Bank	e
2.7	Purchase and Assumption Agreement dated April 6, 2012, between HeritageBank of the South and AB&T National Bank	l
2.8	Purchase and Assumption Agreement dated as of March 8, 2013 by and among the FDIC, receiver of Frontier Bank, LaGrange, Georgia; HeritageBank of the South; and the FDIC in its corporate capacity.	n
3.0	Form S-3	m
3.1	Articles of Incorporation of Heritage Financial Group, Inc.	a
3.2	Bylaws of Heritage Financial Group, Inc.	a
4	Form of Heritage Financial Group, Inc. Common Stock Certificate	a
10.1	Employment Agreement between O. Leonard Dorminey and HeritageBank*	b
10.2	Employment Agreement between O. Leonard Dorminey and Heritage Financial Group*	b
10.3	Employment Agreement between Carol W. Slappey and HeritageBank*	b
10.4	Deferred Compensation and Excess/Matching Contribution Plans*	b
10.5	Supplemental Executive Retirement Plan*	b
10.6	Directors’ Retirement Plan*	b
10.7	Employee Stock Ownership Plan*	b
10.8	Heritage Financial Group 2006 Equity Incentive Plan*	c
10.9	Awards made to directors and executive officers under the Heritage Financial Group 2006 Equity Incentive Plan on July 1, 2006 and the forms and agreement in Exhibit 10.10.*	c
10.10
Forms of agreements for stock options (including incentive stock options), stock appreciation rights, restricted stock and restricted share units under the Heritage Financial Group 2006 Equity Incentive Plan.*
c
10.11	Employment Agreement between T. Heath Fountain and HeritageBank*	f
10.12	Employment Agreement between O. Mitchell Smith and HeritageBank*	f
10.13	Employment Agreement between David Durland and HeritageBank*	i
10.14	Heritage Financial Group, Inc. 2011 Equity Incentive Plan*	J
10.15	Awards made to directors and executive officers under the Heritage Financial Group, Inc. 2011 Equity Incentive Plan on July 1, 2011 and the forms and agreement in Exhibit 10.16.*	J
10.16
Forms of agreements for stock options (including incentive stock options), stock appreciation rights, restricted stock and restricted share units under the Heritage Financial Group, Inc. 2011 Equity Incentive Plan.*
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

HERITAGE FINANCIAL GROUP, INC.

Date:	March 14, 2014	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 14, 2014	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	March 14, 2014	/s/ Antone D. Lehr
Antone D. Lehr, Chairman of the Board

Date:	March 14, 2014	/s/ Joseph C. Burger
Joseph C. Burger, Vice Chairman of the Board

Date:	March 14, 2014	/s/ Douglas J. McGinley
Douglas J. McGinley, Director

Date:	March 14, 2014	/s/ Carol W. Slappey
Carol W. Slappey, Director

Date:	March 14, 2014	/s/ J. Keith Land
J. Keith Land, Director

Date:	March 14, 2014	/s/ J. Lee Stanley
J. Lee Stanley, Director

Date:	March 14, 2014	/s/ T. Heath Fountain
T. Heath Fountain, Executive Vice President
Chief Administrative Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

***

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Heritage Financial Group, Inc.
and Subsidiary
Albany, Georgia

We have audited the accompanying consolidated balance sheets of Heritage Financial Group, Inc. and Subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Financial Group, Inc. and Subsidiary as of December 31, 2013 and 2012, and the results of their income and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting

/s/ Mauldin & Jenkins, LLC
Albany, Georgia
March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Heritage Financial Group, Inc.
and Subsidiary
Albany, Georgia

We have audited the internal control over financial reporting of Heritage Financial Group, Inc. and subsidiary (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 14, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ Mauldin & Jenkins, LLC
Albany, Georgia
March 14, 2014

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	December 31,
	2013	2012
Assets

Cash and due from banks	$34,804	$23,993
Interest-bearing deposits in banks	3,249	15,393
Federal funds sold	130	4,306
Total cash and cash equivalents	38,183	43,692
Securities available for sale, at fair value	294,299	221,406
Federal Home Loan Bank stock, at cost	7,342	4,330
Other equity securities, at cost	1,010	1,010
Loans held for sale	110,669	15,608
Loans	747,862	597,579
Covered loans	50,891	72,425
Less allowance for loan losses	8,955	9,061
Loans, net	789,798	660,943

Other real estate owned	3,482	3,242
Covered other real estate owned	7,053	9,467
Total other real estate owned	10,535	12,709

FDIC loss-share receivable	41,306	60,731
Premises and equipment, net	37,978	33,015
Goodwill and intangible assets, net	4,253	4,235
Cash surrender value of bank owned life insurance	24,183	23,382
Other assets	21,369	16,445
	$1,380,925	$1,097,506

Liabilities and Stockholders' Equity

Noninterest-bearing deposits	$148,253	$116,272
Interest-bearing deposits	928,168	753,282
Total deposits	1,076,421	869,554
Federal funds purchased and securities sold under repurchase agreements	37,648	33,219
Other borrowings	131,394	60,000
Other liabilities	10,399	14,084
Total liabilities	1,255,862	976,857
Commitment and Contingencies (Note 22)
Stockholders' equity
Preferred stock, par value; $0.01; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.01; 45,000,000 shares authorized; 7,834,537 and 8,172,486 shares issued and outstanding, respectively	78	82
Capital surplus	78,566	82,154
Retained earnings	57,614	46,299
Accumulated other comprehensive loss, net of tax benefit of $5,175 and $2,566, respectively	(7,762)	(3,849)
Unearned employee stock ownership plan (ESOP) shares, 332,535 and 385,837 shares, respectively	(3,433)	(4,037)
Total stockholders' equity	125,063	120,649
	$1,380,925	$1,097,506

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Interest income
Interest and fees on loans	$59,892	$49,798	$33,725
Interest on taxable securities	4,347	3,681	4,536
Interest on nontaxable securities	1,248	1,123	880
Interest on federal funds sold	9	30	60
Interest on deposits in other banks	155	106	248
	65,651	54,738	39,449
Interest expense
Interest on deposits	4,077	4,874	7,550
Interest on other borrowings	3,308	2,739	2,800
	7,385	7,613	10,350
Net interest income	58,266	47,125	29,099
Provision for loan losses	1,735	5,930	2,895
Net interest income after provision for loan losses	56,531	41,195	26,204
Noninterest income
Service charges on deposit accounts	5,670	4,748	4,777
Bankcard services income	3,335	3,231	2,637
Other service charges, commissions and fees	513	326	305
Brokerage fees	2,138	1,838	1,386
Mortgage banking activities	10,509	4,768	2,377
Bank owned life insurance	801	771	588
Gain on bank owned life insurance	-	-	32
Other-than-temporary impairment losses	-	-	(159)
Portion of impairment loss recognized in other comprehensive income	-	-	(116)
Net impairment losses recognized in earnings	-	-	(43)
Gain on sales of securities available for sale, net	85	2,838	684
Gain (loss) on acquisitions, net	4,188	(56)	4,217
Accretion of FDIC loss share receivable	(9,293)	(4,325)	381
Other income	468	260	126
	18,414	14,399	17,467
Noninterest expense
Salaries and employee benefits	31,445	23,543	20,393
Equipment and occupancy	7,358	5,632	4,275
Advertising and marketing	1,170	656	785
Professional fees	1,416	1,319	1,304
Information services expenses	5,109	4,641	3,675
Loss on sales and write-downs of other real estate owned, net	406	219	771
Gain on sales and write-downs of FDIC acquired other real estate owned, net	(969)	(313)	(383)
Foreclosed asset expenses	1,019	970	725
Foreclosed FDIC acquired asset expenses	1,386	1,767	118
FDIC insurance and other regulatory fees	1,081	1,037	954
Impairment loss on assets held for sale	328	-	-
Acquisition related expenses	1,322	418	1,309
Deposit intangible expenses	809	781	692
FDIC loss-share clawback expenses	1,237	703	-
Other operating	5,834	4,879	4,128
	58,951	46,252	38,746
Income before income taxes	$15,994	$9,342	$4,925

Applicable income tax expense	4,679	2,585	1,100
Net income	$11,315	$6,757	$3,825
Earnings per common share:
Basic earnings per share	$1.52	$0.85	$0.47
Diluted earnings per share	$1.50	$0.85	$0.47
Weighted average-common shares outstanding
Basic	7,421,348	7,969,104	8,188,843
Diluted	7,528,246	7,970,903	8,190,062

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)

	Years Ended December 31,
	2013	2012	2011

Net income	$11,315	$6,757	$3,825

Other comprehensive income (loss):
Accretion of realized gain on terminated cash flow hedge, net of tax benefit of $- , $65, and $99	-	(98)	(149)
Unrealized gain (loss) on cash flow hedge, net of tax expense (benefit) of $1,804, ($863) and $-	2,705	(1,295)	-
Net unrealized holding (losses) gains arising during period, net of tax (benefit) expense of ($5,667), $1,514 and $2,474	(8,500)	1,514	3,710
Reclassification adjustment for gains and securities impairment included in net income, net of tax benefit $34, $1,135 and $273	(51)	(1,703)	(410)
Adjustment to recognize funded status of pension plan, net of tax expense (benefit) of $1,288, $127 and $875	1,933	(191)	(1,313)

Total other comprehensive income (loss)	(3,913)	(1,773)	1,838

Comprehensive income	$7,402	$4,984	$5,663

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(Dollars in Thousands, except per share data)

						Accumulated
						Other
					Unearned	Compre-
	Common Stock		Capital	Retained	ESOP	hensive
	Shares	Par Value	Surplus	Earnings	Shares	Income (Loss)	Total
Balance, December 31, 2010	8,710,511	$87	$88,876	$39,536	$(5,245)	$(3,914)	$119,340
Net income	-	-	-	3,825	-	-	3,825
Cash dividend declared, $0.12 per share	-	-	-	(987)	-	-	(987)
Issuance of 121,530 shares of restricted common stock	121,530	1	(1)	-	-	-	-
Forfeiture of 3,068 of restricted common stock	(3,068)	-	-	-	-	-	-
Repurchase of 116,942 shares of common stock	(116,942)	(1)	(1,309)	-	-	-	(1,310)
Stock-based compensation expense	-	-	728	-	-	-	728
Other comprehensive income	-	-	-	-	-	1,838	1,838
Tax benefit from stock-
based compensation plans	-	-	(8)	-	-	-	(8)
ESOP shares earned, 53,182 shares	-	-	17	-	603	-	620
Tax benefit on ESOP expense	-	-	90	-	-	-	90
Balance, December 31, 2011	8,712,031	$87	$88,393	$42,374	$(4,642)	$(2,076)	$124,136
Net income	-	-	-	6,757	-	-	6,757
Cash dividend declared, $0.36 per share	-	-	-	(2,832)	-	-	(2,832)
Issuance of 15,600 shares of restricted common stock	15,600	-	-	-	-	-	-
Forfeiture of 326 shares of restricted common stock	(326)	-	-	-	-	-	-
Repurchase of 554,819 shares of
common stock	(554,819)	(5)	(7,215)	-	-	-	(7,220)
Stock-based compensation expense	-	-	858	-	-	-	858
Other comprehensive loss	-	-	-	-	-	(1,773)	(1,773)
Tax benefit from stock-
based compensation plans	-	-	7	-	-	-	7
ESOP shares earned 53,302 shares	-	-	64	-	605	-	669
Tax benefit on ESOP expense	-	-	47	-	-	-	47
Balance, December 31, 2012	8,172,486	$82	$82,154	$46,299	$(4,037)	$(3,849)	$120,649

(Continued)

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
(Dollars in Thousands, except per share data)

						Accumulated
						Other
					Unearned	Compre-
	Common Stock		Capital	Retained	ESOP	hensive
	Shares	Par Value	Surplus	Earnings	Shares	Loss	Total
Balance, December 31, 2012	8,172,486	$82	$82,154	$46,299	$(4,037)	$(3,849)	$120,649
Net income	-	-	-	11,315	-	-	11,315
Exercise of 36,263 stock options	36,263	-	503	-	-	-	503
Forfeiture of 300 shares of restricted common stock	(300)	-	-	-	-	-	-
Repurchase of 373,912 shares of common stock	(373,912)	(4)	(5,263)	-	-	-	(5,267)
Stock-based compensation expense	-	-	917	-	-	-	917
Other comprehensive loss	-	-	-	-	-	(3,913)	(3,913)
Tax benefit from stock-based compensation plans	-	-	34	-	-	-	34
ESOP shares earned 53,302 shares	-	-	249	-	604	-	853
Tax benefit on ESOP expense	-	-	(28)	-	-	-	(28)
Balance, December 31, 2013	7,834,537	$78	$78,566	$57,614	$(3,433)	$(7,762)	$125,063

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$11,315	$6,757	$3,825
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,615	2,110	1,522
Amortization of deposit intangibles	809	781	692
Provision for loan losses	1,735	5,930	2,895
Provision for deferred (taxes) benefit	797	(384)	(270)
(Gain) loss on acquisitions, net	(4,188)	56	(4,217)
Gain on sales of securities available for sale, net	(85)	(2,838)	(684)
Net loss on sales and write-downs of other real estate owned	406	219	771
Net gain on sales and write-downs of FDIC acquired other real estate owned	(969)	(313)	(383)
Loss on sale of assets held for sale	241	-	-
Gain on bank owned life insurance	-	-	(32)
Impairment on securities available for sale	-	-	43
Impairment of other assets held for sale	328	-	-
Accretion of FDIC loss share receivable	9,293	5,028	(381)
Accretion of gain on termination of cash flow hedge	-	(163)	(248)
Amortization of available for sale discounts and premiums, net	2,613	3,761	2,533
ESOP compensation expense	853	669	620
Stock-based compensation expense	917	858	728
Excess tax (expense) benefit related to stock-based compensation plans	(34)	(7)	8
Excess tax (expense) benefit related to ESOP	28	(47)	(90)
Net change in:
Increase in loans held for sale	(95,061)	(8,137)	(7,246)
Increase in mortgage servicing rights	(202)	-	-
Increase in bank owned life insurance	(801)	(771)	(587)
Decrease in FDIC loss share receivable	10,132	18,143	3,494
(Increase) decrease in interest receivable	(887)	1,131	(1,782)
Increase (decrease) in interest payable	81	(291)	270
Decrease in prepaid FDIC assessment	-	344	840
Net other operating activities	921	2,964	2,543
Total adjustments	(70,458)	29,043	1,039

Net cash provided by (used in) operating activities	(59,143)	35,800	4,864

INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	8,226	111,720	55,935
Proceeds from maturities and calls of securities available for sale	51,029	94,697	98,185
Purchases of securities available for sale	(126,686)	(170,043)	(135,484)
Purchase of bank owned life insurance	-	(7,000)	-
(Increase) decrease in interest-bearing deposits in banks	12,144	27,708	(32,190)
(Increase) decrease in Federal Home Loan Bank stock	(1,115)	(263)	1,202
(Increase) decrease in federal funds sold	4,176	17,447	(19,053)
Increase in loans, net	(64,741)	(113,821)	(8,876)
Net cash received from acquisition activity	153,179	5,831	67,704
Purchases of premises and equipment	(7,587)	(4,311)	(9,562)
Proceeds from sales of premises and equipment	876	-	19
Proceeds from sales of other real estate owned	11,001	11,665	8,851

Net cash provided by (used in) investing activities	40,502	(26,370)	26,731
(Continued)

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Years Ended December 31,
	2013	2012	2011
FINANCING ACTIVITIES
Increase (decrease) in deposits	$(5,219)	$(33,130)	$6,454
Increase (decrease) in federal funds purchased and securities sold under repurchase agreements	4,429	(1,830)	2,628
Proceeds from other borrowings	35,000	25,000	-
Proceeds from exercise of stock options	503	-	-
Repayment of other borrowings	-	-	(32,744)
Excess tax expense (benefit) related to stock-based compensation plans	34	7	(8)
Excess tax expense (benefit) related to ESOP	(28)	47	90
Purchase of shares, net	(5,267)	(7,220)	(1,310)
Dividends paid to stockholders	-	(2,832)	(987)

Net cash provided by (used in) financing activities	29,452	(19,958)	(25,877)

Net increase (decrease) in cash and due from banks	10,811	(10,528)	5,718

Cash and due from banks at beginning of year	23,993	34,521	28,803

Cash and due from banks at end of year	$34,804	$23,993	$34,521

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$7,304	$7,879	$10,080
Income taxes paid	$3,305	$2,925	$-

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$7,477	$10,847	$4,557
Pension liability increase (decrease)	$(3,125)	$(191)	$1,313

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Acquisition Accounting

U.S. GAAP requires the use of fair value accounting in determining the carrying values of certain assets and liabilities acquired in business combinations and accordingly the Company recorded assets purchased and liabilities assumed in our FDIC-assisted acquisitions at their fair values. The fair value of the loan portfolios acquired in these transactions was recorded and is being accounted for under the principles prescribed by ASC 310.

On the date of acquisition, all loans acquired are assigned a fair value based on the present value of projected future cash flows. An accretable discount is determined based on the timing of the projected cash flows and is taken into income over the projected life of the loans. Such accretion is included in interest income. Expected cash flows are re-estimated at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.

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

FDIC Receivable and Clawback Liability for Loss-Share Agreements

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

The loss share agreements also include a provision whereby if losses do not exceed a calculated threshold, the Company is obligated to compensate the FDIC. This is referred to as a clawback liability and, if applicable, is paid at the end of ten years. The formula for the clawback liability varies from transaction-to-transaction and will be calculated using the formula provided in the individual loss share agreements and will not be consolidated into one calculation.  The FDIC receivable for loss-share agreements is measured separately from the related covered assets because it is not contractually embedded in the assets and is not transferable if the Company sells the assets. The Company will review and update the fair value of the FDIC receivable at each reporting date in conjunction with the re-estimation of cash flows. The FDIC receivable and clawback liability will fluctuate as loss estimates and expected cash flows related to covered loans and other real estate owned change.

Cash Due from Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection, and amounts due from banks.  Cash flows from loans, loans held for sale, federal funds sold, interest-bearing deposits, interest receivable, deposits, federal funds purchased and securities sold under repurchase agreements, and interest payable are reported net.

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank.  The total of those reserve balance requirements was approximately $1.5 million and $18.7 million at December 31, 2013 and 2012, respectively.

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

Securities purchased under resale agreements and securities sold under repurchase agreements are generally accounted for as collateralized financial transactions as more fully disclosed in Note 19.  They are recorded at the amount at which the securities were acquired or sold plus accrued interest.  It is the Company’s policy to take possession of securities purchased under resale agreements, which are primarily U.S. Government and Government agency securities.  The market value of these securities is monitored, and additional securities are obtained when deemed appropriate to ensure such transactions are adequately collateralized.  The Company also monitors its exposure with respect to securities sold under repurchase agreements, and a request for the return of excess securities held by the counterparty is made when deemed appropriate.

Loans Held for Sale

Loans held for sale consist of one-to-four family residential loans originated for sale in the secondary market and are carried at fair value under ASC 825-10-25.  For residential mortgage loans, fair value is determined by outstanding commitments from investors for committed loans and on the basis of current delivery prices in the secondary mortgage market for uncommitted loans, if any.  Adjustments to reflect unrealized gains and losses resulting from changes in fair value of residential mortgage loans held-for-sale and realized gains and losses upon ultimate sale of the loans are classified as noninterest income on the Consolidated Statements of Income.

The Company enters into interest rate lock commitments (“IRLCs”) with customers on mortgage loans with the intention to sell the loan in the secondary market. The Company classifies IRLCs on residential mortgage loans, which are derivatives under ASC 815-10-15, on a gross basis within other liabilities or other assets.  The derivatives arising from the IRLCs are recorded at fair value in other assets and liabilities and changes in that fair value are included in mortgage banking activities on the Consolidated Statements of Income.

The fair value of the IRLC derivatives are determined by reference to quoted prices for loans with similar coupon rates and terms. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull through” rates are based on both the Company’s historical data and the current interest rate environment and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan.  Gains and losses on the sale of those loans are included in mortgage banking activities on the Consolidated Statements of Income.

As a result of the adoption of SAB No. 109, the loan servicing value is also included in the fair value of IRLCs.    For further information on the fair value accounting for residential mortgages held for sale, see Note 9.

Mortgage Servicing Rights

When mortgage loans held for sale are sold with servicing retained, servicing rights are initially recorded at the current lower of cost or market (“LOCOM”) value with the income statement effect recorded in gains on sales of loans.  LOCOM value is based on a valuation model that calculates the present value of estimated future net servicing income and cost compared to market value.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non‑interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount.  Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type.  Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount.  If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income.  Changes in valuation allowances are reported in mortgage banking activities on the Consolidated Statements of Income.  The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income, which is reported in mortgage banking activities on the Consolidated Statements of Income, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of approximately 0.25% and are recorded as income when earned.  The amortization of mortgage servicing rights is netted against loan servicing fee income.  For the years ended December 31, 2013, 2012 and 2011, respectively, the Company did not collect any servicing fees, late fees or ancillary fees related to loan servicing.

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

The accrual of interest on loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured.  Past due status is based on contractual terms of the loan.  Generally, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.  All interest accrued, but not collected for loans that are placed on nonaccrual or charged off, is reversed against interest income, unless management believes that the accrued interest is recoverable through the liquidation of collateral.  Interest income on nonaccrual loans is subsequently recognized only to the extent cash payments are received until the loans are returned to accrual status.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and the loan has been performing to contractual terms for a period of not less than six months.

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

Covered Loans

The portion of the Company’s loan portfolio covered under loss share agreements with the FDIC in which the FDIC has agreed to reimburse the Company 80% of all losses as well as certain expenses incurred in connection with those assets. For further information on accounting for covered loans refer to the Acquisition Accounting and FDIC receivable for Loss Share Agreements sections within this Note 1.

Allowance for Loan Losses

The Company establishes provisions for loan losses, which are charged to income, at a level management believes will reflect probable credit losses based on historical loss trends and an evaluation of specific credits in the loan portfolio.  For further information on the accounting for Allowance for Loan Losses, see Note 5 for further information.

Premises and Equipment

Land is carried at cost.  Premises and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives:

Years

Buildings	40
Furniture and equipment	3-7

Intangible Assets

Intangible assets consist of core deposit intangibles acquired in connection with business acquisitions and mortgage servicing rights, previously discussed.  The core deposit intangibles are initially recognized based on a valuation performed as of the consummation date.  The core deposit intangibles are amortized over the average remaining life of the acquired customer deposits, or approximately 7 years.  Intangible assets were evaluated for impairment as of December 31, 2013 and based on that evaluation there was no impairment.

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets and liabilities acquired in a business combination or acquisition.  Goodwill is not amortized over an estimated useful life, but rather is tested annually for impairment, or whenever events occur that may indicate that the recoverability of the carrying amount is not probable.  Current accounting guidance allows the Company to assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  The Company is no longer required to calculate the fair value of a reporting unit unless the Company determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The Company adopted the standard in 2012.

If necessary, the quantitative goodwill impairment test is performed in two steps.  The first step is used to identify potential impairment and the second step, if required, measures the amount of impairment by comparing the carrying amount of goodwill to its implied fair value.  In the event of impairment, the amount by which the carrying amount exceeds the fair value would be charged to earnings.  The Company assessed the qualitative factors including macroeconomic conditions, market conditions, cost of funds, financial contribution, and any changes in net assets and determined it was not more likely than not that its fair value was less than its carrying account at December 31, 2013.

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

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of December 31, 2013, there were no accruals for uncertain tax positions and no accruals for interest and penalties. The Company and its subsidiary file a consolidated United States federal income tax return, as well as income tax returns in Georgia, Florida, Alabama and Maryland.  The Company's filed income tax returns are no longer subject to examination by taxing authorities for years prior to 2010.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, unrealized gains and losses on cash flow hedge, and funded status of pension plan are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

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

All derivative instruments are carried at fair value on the balance sheet. Special hedge accounting provisions are provided, which permit the change in the fair value of the hedged item related to the risk being hedged to be recognized in earnings in the same period and in the same income statement line as the change in the fair value of the derivative, see Note 10 for additional information.

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

Reclassification

Certain amounts in the consolidated financial statements presented in the years ended December 31, 2012 and 2011 have been reclassified to conform to the December 31, 2013 presentation, with no effect on total assets or net income.

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

In February 2013, ASU 2013-02, “Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 provides disclosure guidance on amounts reclassified out of accumulated other comprehensive income by component.  The adoption did not have any impact on the Company’s financial position or results of operations but has impacted the financial statement disclosure.  As shown on the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, the Company reclassified net gains and securities impairment of $51,000, $1.7 million, and $410,000 out of other comprehensive income into gain on the sale of investment securities available for sale.

In January 2014, ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Topic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure a consensus of the FASB Emerging Issues Task Force.” ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for fiscal years and interim periods beginning on or after December 15, 2014. The Company is currently in the process of evaluating the ASU.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.	EARNINGS PER SHARE

Basic earnings per share represent income available attributable to common shareholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan and unvested shares of issued restricted stock. For the year ended December 31, 2013, potential common shares of 42,171, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise of such shares would be anti-dilutive.

 The components used to calculate basic and diluted earnings per share follows:

	Years Ended December 31,
	2013	2012	2011
	(dollars in thousands, except per share data)
Basic earnings and shares:
Net income	$11,315	$6,757	$3,825

Weighted-average basic shares outstanding	7,421,348	7,969,104	8,188,843

Basic earnings per share	$1.52	$0.85	$0.47

Diluted earnings and shares:
Net income	$11,315	$6,757	$3,825

Weighted-average basic shares outstanding	7,421,348	7,969,104	8,188,843
Add: Effect of dilutive outstanding equity-based shares	106,898	1,799	1,219

Weighted-average diluted shares outstanding	7,528,246	7,970,903	8,190,062
Diluted earnings per share	$1.50	$0.85	$0.47

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	STOCK PLANS AND STOCK-BASED COMPENSATION

EQUITY INCENTIVE PLANS

On May 17, 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “Plan”).  The purpose of the Plan is to promote the long-term growth and profitability of Heritage Financial Group, Inc, to provide directors, advisory directors, officers and employees of Heritage Financial Group, Inc. and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence, and to provide such individuals with an equity interest in Heritage Financial Group, Inc.  Under the Plan, the Compensation Committee of the Board of Directors has discretion to award up to 645,990 shares, of which 461,422 were available as stock options or stock appreciation rights and 184,568 shares were available as restricted stock awards.  As of December 31, 2013, there were approximately 12,800 restricted stock awards and 56,963 options available to be granted from the 2006 Plan.

On June 22, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (the “2011 Plan”).  Under the 2011 Plan, the Compensation Committee has the discretion to award up to 573,481 shares, of which 409,429 were available as stock options or stock appreciation rights and 163,852 were available as restricted stock awards.  As of December 31, 2013, there were approximately 31,382 restricted stock awards and 49,259 options available to be granted from the 2011 Plan.

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)

STOCK OPTIONS

A summary of the status of the two plans, along with changes during the periods then ended, follows:

	December 31,
	2013		2012		2011
	(dollars in thousands, except per share data)
	Number	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price	Number	Weighted-Average Exercise Price

Under option, beginning of period	765,132	$13.51	738,560	$13.51	416,791	$14.90
Granted	-	-	31,900	13.25	346,870	11.95
Exercised	(36,263)	13.87	-	-	-	-
Forfeited	(800)	13.26	(5,326)	11.99	(7,219)	14.55
Expired	(7,410)	14.94	-	-	(17,882)	15.44
Under option, end of period	720,659	$13.46	765,132	$13.51	738,560	$13.51

Exercisable at end of period	490,131	$14.11	456,940	$14.48	386,091	$14.94

Weighted average fair value per option of options granted during period		$-		$282		$2,692

Total grant date fair value of options vested during the period		$589		$535		$300

Total intrinsic value of options exercised during the period		$188		$-		$-

Shares available for grant		106,222		98,012		117,673

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)

STOCK OPTIONS (continued)

The following table presents information on stock options outstanding for the period shown, less estimated forfeitures:

	Years Ended December 31,
	2013	2012	2011

Stock options vested and expected to vest:
Number	720,659	765,132	738,560
Weighted Average Exercise Price	$13.46	$13.51	$13.51
Aggregate Intrinsic Value	-	-	-
Weighted Average Contractual Term of Options	5.0 years	5.9 years	6.8 years

Stock options vested and currently exercisable:
Number	490,131	456,940	386,091
Weighted Average Exercise Price	$14.11	$14.48	$14.94
Aggregate Intrinsic Value	-	-	-
Weighted Average Contractual Term of Options	3.8 years	4.1 years	4.4 years

A further summary of the options outstanding at December 31, 2013 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Weighted- Average Contractual Life in Years	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price

$8.32 - $13.26	364,004	7.6	$12.02	133,476	$11.91
$13.43 - $14.97	356,655	2.4	$14.94	356,655	$14.94
	720,659	5.0	$13.46	490,131	$14.11

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)

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

No stock options were granted  during 2013.  The Company granted 31,900 options on October 1, 2012 from the 2011 Equity Incentive Plan.  In 2011, the Company granted 12,000 options on January 1, 2011 from the 2006 Equity Incentive Plan, and, on July 1, 2011, the Company granted 334,870 options from the new 2011 Equity Incentive Plan. The assumptions listed in the table below were used for the options granted in the period indicated.

	Years Ended December 31,
	2013	2012	2011
Weighted-average risk-free interest rate	-	1.25%	2.55%
Weighted average expected life of the options	-	7.5 years	7.5 years
Weighted average expected dividends (as a percent of the fair value of the stock)	-	1.82%	1.64%
Weighted-average expected volatility	-	87.71%	80.46%

For the years ended December 31, 2013, 2012, and 2011 the Company recognized pre-tax compensation expense related to stock options of approximately $585,000, $549,000, and $392,000, respectively.   At December 31, 2013, there was approximately $1.5 million of unrecognized compensation related to stock options.

RESTRICTED STOCK

The Company also grants restricted stock periodically for the benefit of employees and directors.  The 2006 plan reserved 184,568 shares of common stock for restricted stock grants and, under the 2011 plan, 163,852 shares of common stock are reserved for restricted stock grants.

At December 31, 2013, restricted stock grants covering 171,768 shares of common stock had been issued  leaving 12,800 shares available for grant from the 2006 Equity Incentive Plan.  Additionally, at December 31, 2013, restricted stock grants covering 132,770 shares of common stock had been issued, 300 had been forfeited and 31,382 shares were available for grant from the 2011 Equity Incentive Plan

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.	STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)

RESTRICTED STOCK (continued)

Restricted stock grants are made at the discretion of the Board of Directors. Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period which is currently five years for all grants issued.  Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  The restriction is based upon continuous service. The Company did not issue any restricted stock during 2013. The Company awarded 15,600 shares of restricted stock on October 1, 2012 from the 2011 Equity Incentive Plan.   In 2011, the Company awarded 4,000 shares of restricted stock on January 1, 2011 from the 2006 Equity Incentive Plan and 117,530 shares of restricted stock from the 2011 Equity Incentive Plan on July 1, 2011.  Restricted stock consists of the following:

	December 31, 2013		December 31, 2012		December 31, 2011
		Weighted		Weighted		Weighted
		Average		Average		Average
		Market		Market		Market
	Restricted	Price	Restricted	Price	Restricted	Price
	Shares	at Grant	Shares	at Grant	Shares	at Grant
Balance, beginning of period	113,795	$12.12	123,910	$11.94	37,705	$14.60
Granted	-	-	15,600	13.26	121,530	11.95
Vested	(28,242)	12.08	(25,389)	11.95	(32,256)	14.85
Forfeited	(300)	13.26	(326)	12.70	(3,069)	14.50
Balance, end of period	85,253	$12.13	113,795	$12.12	123,910	$11.94

The balance of unearned compensation related to these restricted shares as of December 31, 2013 is $873,000 which is expected to be recognized over a weighted-average of 2.70 years.  Total compensation expense recognized for the restricted shares granted to employees and directors for the year ended December 31, 2013, 2012, and 2011 was approximately $332,000 $309,000 and $336,000, respectively.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	SECURITIES

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2013:	(dollars in thousands)
U.S. Government sponsored agencies (GSEs)	$56,493	$9	$(2,930)	$53,572
State and municipal securities	54,012	222	(3,420)	50,814
GSE residential mortgage-backed securities	195,764	394	(6,889)	189,269
Total debt securities	306,269	625	(13,239)	293,655
Equity securities	207	439	(2)	644
Total securities	$306,476	$1,064	$(13,241)	$294,299

December 31, 2012:
U.S. Government sponsored agencies (GSEs)	$20,996	$50	$(27)	$21,019
State and municipal securities	40,509	1,362	(298)	41,573
Corporate debt securities	1,150	-	(130)	1,020
GSE residential mortgage-backed securities	156,469	1,434	(406)	157,497
Total debt securities	219,124	2,846	(861)	221,109
Equity securities	207	93	(3)	297
Total securities	$219,331	$2,939	$(864)	$221,406

The amortized cost and fair value of debt securities available for sale by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	December 31, 2013		December 31, 2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
One year or less	$-	$-	$150	$150
One to five years	12,087	11,843	1,786	1,661
Five to ten years	58,328	55,333	20,920	21,264
Over ten years	40,297	37,854	40,006	40,834
Mortgage-backed securities	195,764	189,269	156,469	157,497
	$306,476	$294,299	$219,331	$221,406

Securities with a carrying value of approximately $133.0 million and $94.6 million at December 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.  The balance of pledged securities in excess of the pledging requirements was $30.9 million and $18.0 million at December 31, 2013 and December 31, 2012, respectively.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	SECURITIES (Continued)

The gross realized gains and losses recognized in income are reflected in the following table:

	Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)

Gross gains	$85	$3,068	$684
Gross losses	-	(230)	-
Net realized gains	$85	$2,838	$684

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
December 31, 2013 :
U.S. Government sponsored agencies (GSEs)	$53,716	$(2,930)	$-	$-	$53,716	$(2,930)
State and municipal securities	31,243	(2,321)	7,566	(1,099)	38,809	(3,420)
GSE residential mortgage-backed securities	141,069	(5,917)	20,747	(972)	161,816	(6,889)
Subtotal, debt securities	226,028	(11,168)	28,313	(2,071)	254,341	(13,239)
Equity securities	205	(2)	-	-	205	(2)
Total temporarily impaired securities	$226,233	$(11,170)	$28,313	$(2,071)	$254,546	$(13,241)

December 31, 2012 :
U.S. Government sponsored agencies (GSEs)	$5,481	$(27)	$-	$-	$5,481	$(27)
State and municipal securities	10,981	(226)	1,377	(72)	12,358	(298)
Corporate debt securities	-	-	1,020	(130)	1,020	(130)
GSE residential mortgage-backed securities	62,235	(337)	4,634	(69)	66,869	(406)
Subtotal, debt securities	78,697	(590)	7,031	(271)	85,728	(861)
Equity securities	-	-	204	(3)	204	(3)
Total temporarily impaired securities	$78,697	$(590)	$7,235	$(274)	$85,932	$(864)

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	SECURITIES (Continued)

At December 31, 2013, total unrealized losses increased to $13.2 million, or 5.2% of the temporarily impaired securities, compared to $864,000, or 1.0% of the temporarily impaired securities, at December 31, 2012.  The unrealized losses in 2013 relate to 52 agencies, 96 state and municipal obligations, 128 mortgage-backed securities and 1 equity security.   In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition, and the issuer's anticipated ability to pay the contractual cash flows of the investments.

The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2013. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.  At December 31, 2013, the Company held certain investment securities having continuous unrealized loss positions for more than 12 months.  All of these losses were in 19  mortgage-backed securities and 23 municipal securities. The unrealized losses arose from changes in interest rates and market conditions as of December 31, 2013.

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

The Company holds Freddie Mac (“FHLMC”) preferred stock, and OTTI was recorded in the amount of the investment after the U.S. Government placed the company into conservatorship in September 2008.  The preferred stock has been reduced to a nominal book value for tracking purposes.  The investment is currently valued at $439,000. During the twelve months ended December 31, 2008, the Company recognized a write-down of $1.5 million through non-interest income representing other-than-temporary impairment on the investment.

The Company holds a single issue trust preferred security issued by Royal Bank of Scotland (“RBS”).  The security suspended payments under the EU agreement for 24 months beginning April 1, 2011.  The Company valued the security by projecting estimated cash flows using the Moody’s Ba2 marginal default rate.  The difference in the present value and the carrying value of the security was the OTTI credit portion.  During the twelve months ended December 31, 2011, the Company recognized a write-down of $43,000 through non-interest income representing OTTI on the security.  Subsequent to the recorded OTTI on this security, interest payments have resumed and this security is now considered performing.  At December 31, 2013, the book value of the security was recorded at $207,000 and the fair value of the security was $205,000 with $2,000 of unrealized loss recorded in other comprehensive income.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.	SECURITIES (Continued)

The following table presents more detail on selective Company security holdings as of December 31, 2013.  These details are listed separately due to the inherent level of risk for OTTI on these securities.

		Current Credit	Book	Fair	Unrealized	Present Value Discounted
Description	Cusip#	Rating	Value	Value	Loss	Cash Flow
			(dollars in thousands)
Marketable equity securities
FHLMC Preferred Stock	313400657	Ca	$-	$439	$-	$439

Trust preferred securities
RBS Capital Fund	74928K208	Ba3	207	205	(2)	207

The following table presents a roll-forward of the cumulative amount of credit losses on the Company’s investment securities that have been recognized through earnings.

	December 31, 2013	December 31, 2012	December 31, 2011
	(dollars in thousands)
Beginning balance of credit losses	$1,543	$1,543	$1,500
Other-than-temporary impairment credit losses	-	-	43

Ending balance of cumulative credit losses recognized in earnings	$1,543	$1,543	$1,543

Restricted Equity Securities

The investment in the common stock of the Federal Home Loan Bank of Atlanta is accounted for by the cost method, which also represents par value, and is made for long-term business affiliation reasons.  In addition, this investment is subject to restrictions relating to sale, transfer or other disposition.  Dividends are recognized in income when declared.  The carrying value of this investment at December 31, 2013 and 2012 was $7.3 million and $4.3 million, respectively.   The estimated fair value of this investment is $7.3 million as of December 31, 2013, and therefore it is not considered impaired.

Other equity securities represent an investment in the common stock of the Chattahoochee Bank of Georgia (“Chattahoochee”), a de novo bank in Gainesville, Georgia.  The Company accounts for this investment by the cost method.  This investment represents approximately 4.9% of the outstanding shares of Chattahoochee.  Since its initial capital raise, Chattahoochee has had limited stock transactions, and therefore, no fair market value is readily available.  The carrying value of this investment at December 31, 2013 and 2012 was $1.0 million.  The Company plans to hold this investment for the foreseeable future, and did not consider it impaired as of December 31, 2013.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS)

The composition of loans is summarized as follows:

	December 31,
	2013	2012
Commercial real estate:	(dollars in thousands)
Nonresidential	$256,567	$212,570
Multifamily	22,650	21,293
Farmland	23,420	20,141
Total commercial real estate loans	302,637	254,004

Construction and land	50,167	33,340

Residential real estate:
Mortgage loans, 1-4 family	177,456	161,883
Home equity	29,147	27,345
Total residential real estate loans	206,603	189,228

Consumer and other:
Indirect auto loans	247	1,304
Direct auto loans	6,640	6,801
Other	17,089	17,393
Total consumer and other loans	23,976	25,498

Commercial and industrial loans	101,161	83,659

	684,544	585,729
Loans acquired through FDIC-assisted acquisitions
Non-covered	63,318	11,850
Covered	50,891	72,425
Total loans	798,753	670,004

Total allowance for loan losses	(8,955)	(9,061)
Loans, net	$789,798	$660,943

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates.  Changes in related party loans are summarized as follows:

	As of December 31
	2013	2012
	(dollars in thousands)
Balance, beginning of year	$10,950	$9,316
Advances	19,101	13,929
Repayments	(20,049)	(12,295)
Balance, end of year	$10,002	$10,950

Activity in the allowance for loan losses and recorded investment in loans by segment:

	Commercial Real Estate	Residential Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)

Balance, January 1, 2013	$2,744	$3,251	$978	$1,724	$364	$9,061
Add (deduct):
Charge-offs	(276)	(735)	-	(810)	(154)	(1,975)
Recoveries	-	109	1	16	83	209
Provision for loan losses	(388)	546	250	1,239	13	1,660
Balance, December 31, 2013	$2,080	$3,171	$1,229	$2,169	$306	$8,955

Allowance:
Ending balance: specific	$316	$120	$-	$-	$-	$436
Ending balance: collective	$1,764	$3,051	$1,229	$2,169	$306	$8,519

Loans:
Ending balance: individually evaluated for impairment	$4,456	$2,939	$3,829	$135	$59	$11,418
Ending balance: collectively evaluated for impairment	$298,181	$203,664	$46,338	$101,026	$23,917	$673,126

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Activity in the allowance for loan losses and recorded investment in loans by segment:

	Commercial Real Estate	Residential Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)

Balance, January 1, 2012	$1,878	$2,440	$1,270	$1,551	$355	$7,494
Add (deduct):
Charge-offs	(166)	(498)	(81)	(208)	(188)	(1,141)
Recoveries	-	75	1	35	97	208
Provision for loan losses	1,032	1,234	(212)	346	100	2,500
Balance, December 31, 2012	$2,744	$3,251	$978	$1,724	$364	$9,061

Allowance:
Ending balance: specific	$429	$1,294	$304	$206	$68	$2,301
Ending balance: collective	$2,315	$1,957	$674	$1,518	$296	$6,760

Loans:
Ending balance: individually evaluated for impairment	$4,938	$4,596	$3,881	$1,149	$120	$14,684
Ending balance: collectively evaluated for impairment	$249,066	$184,632	$29,459	$82,510	$25,378	$571,045

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Impaired loans by class are presented below for 2013:

					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	YTD 2013
	(dollars in thousands)
Loans with no related allowance recorded
Commercial real estate:
Nonresidential	$-	$-	$-	$-	$-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	3,380	3,380	-	3,407	-
Residential real estate:
Mortgage loans, 1-4 family	1,438	2,085	-	1,937	-
Home equity	-	-	-	-	-
Consumer and other:
Indirect auto loans	-	-	-	-	-
Direct auto loans	-	-	-	-	-
Other	-	-	-	-	-
Commercial and industrial loans	-	-	-	-	-

Loans with related allowance recorded
Commercial real estate:
Nonresidential	$4,456	$4,679	$343	$4,567	$28
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	449	517	305	452	-
Residential real estate:
Mortgage loans, 1-4 family	1,501	1,733	696	1,559	22
Home equity	-	-	-	-	-
Consumer and other:
Indirect auto loans	6	14	4	9	-
Direct auto loans	18	32	12	22	-
Other	35	46	31	40	1
Commercial and industrial loans	135	255	104	260	3

Total
Commercial real estate	$4,456	$4,679	$343	$4,567	$28
Construction and land	3,829	3,897	305	3,859	-
Residential real estate	2,939	3,818	696	3,496	22
Consumer and other	59	92	47	71	1
Commercial and industrial loans	135	255	104	260	3
Total	$11,418	$12,741	$1,495	$12,253	$54

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Impaired loans by class are presented below for 2012:

					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	YTD 2012
	(dollars in thousands)
Loans with no related allowance recorded
Commercial real estate:
Nonresidential	$-	$-	$-	$-	$-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	3,443	3,469	-	4,606	134
Residential real estate:
Mortgage loans, 1-4 family	535	553	-	324	19
Home equity	-	-	-	-	-
Consumer and other:
Indirect auto loans	-	-	-	-	-
Direct auto loans	-	-	-	-	-
Other	-	-	-	-	-
Commercial and industrial loans	877	878	-	769	11

Loans with related allowance recorded
Commercial real estate:
Nonresidential	$4,938	$5,195	$429	$4,975	$101
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	438	504	304	472	-
Residential real estate:
Mortgage loans, 1-4 family	3,782	4,061	1,054	4,414	52
Home equity	279	321	240	290	8
Consumer and other:
Indirect auto loans	30	43	-	35	1
Direct auto loans	23	36	16	28	0
Other	67	77	52	75	4
Commercial and industrial loans	272	278	206	282	13

Total
Commercial real estate	$4,938	$5,195	$429	$4,975	$101
Construction and land	3,881	3,973	304	5,078	134
Residential real estate	4,596	4,935	1,294	5,028	60
Consumer and other	120	156	68	138	5
Commercial and industrial loans	1,149	1,156	206	1,051	24
Total	$14,684	$15,415	$2,301	$16,270	$324

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Impaired loans by class are presented below for 2011:

					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	YTD 2011
	(dollars in thousands)
Loans with no related allowance recorded
Commercial real estate:
Nonresidential	$620	$620	$-	$623	$30
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	-	-	-	-	-
Residential real estate:
Mortgage loans, 1-4 families			-		-
Home equity	11	11	-	13	1
Consumer and other:
Indirect auto loans	-	-	-	-	-
Direct auto loans	-	-	-	-	-
Other	-	-	-	-	-
Commercial and industrial loans	839	886	-	876	5

Loans with related allowance recorded
Commercial real estate:
Nonresidential	$361	$373	$99	$362	$4
Multifamily	2	4	1	89	6
Farmland	111	114	-	112	-
Construction and land	3,961	3,961	525	3,984	167
Residential real estate:
Mortgage loans, 1-4 families	6,781	8,989	710	7,557	129
Home equity	72	75	101	76	4
Consumer and other:
Indirect auto loans	83	98	-	103	4
Direct auto loans	55	67	41	65	2
Other	39	40	38	42	2
Commercial and industrial loans	340	437	389	425	15

Total
Commercial real estate	$1,094	$1,111	$100	$1,186	$40
Construction and land	3,961	3,961	525	3,984	167
Residential real estate	6,864	9,075	811	7,646	134
Consumer and other	177	205	79	210	8
Commercial and industrial loans	1,179	1,323	389	1,301	20
Total	$13,275	$15,675	$1,904	$14,327	$369

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Below is an analysis of the age of recorded investment in loans that are past due as of December 31, 2013.

	30-59	60-89		Total
	Days	Days	Non-	Past		Total
	Past Due	Past Due	Accrual*	Due	Current	Loans
	(dollars in thousands)
Commercial real estate:
Nonresidential	$-	$-	$4,456	$4,456	$252,111	$256,567
Multifamily	-	-	-	-	22,650	22,650
Farmland	-	-	-	-	23,420	23,420
Total commercial real estate loans	-	-	4,456	4,456	298,181	302,637

Construction and land	163	-	1,849	2,012	48,155	50,167

Residential real estate:
Mortgage loans, 1-4 family	600	88	2,936	3,624	173,832	177,456
Home equity	139	-	-	139	29,008	29,147
Total residential real estate loans	739	88	2,936	3,763	202,840	206,603

Consumer and other:
Indirect auto loans	2	3	6	11	236	247
Direct auto loans	2	-	18	20	6,620	6,640
Other	4	-	34	38	17,051	17,089
Total consumer and other loans	8	3	58	69	23,907	23,976

Commercial and industrial loans	-	-	135	135	101,026	101,161
Total	$910	$91	$9,434	$10,435	$674,109	$684,544

*There were no accruing loans that were greater than 90 days past due at December 31, 2013.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Below is an analysis of the age of recorded investment in loans that are past due as of December 31, 2012.

	30-59	60-89		Total
	Days	Days	Non	Past		Total
	Past Due	Past Due	Accrual*	Due	Current	Loans
	(dollars in thousands)
Commercial real estate:
Nonresidential	$-	$744	$4,938	$5,682	$206,888	$212,570
Multifamily	-	-	-	-	21,293	21,293
Farmland	-	-	-	-	20,141	20,141
Total commercial real estate loans	-	744	4,938	5,682	248,322	254,004

Construction and land	-	-	3,881	3,881	29,459	33,340

Residential real estate:
Mortgage loans, 1-4 family	1,233	-	4,475	5,708	156,175	161,883
Home equity	50	-	114	164	27,181	27,345
Total residential real estate loans	1,283	-	4,589	5,872	183,356	189,228

Consumer and other:
Indirect auto loans	5	5	30	40	1,264	1,304
Direct auto loans	2	6	23	31	6,770	6,801
Other	72	-	67	139	17,254	17,393
Total consumer and other loans	79	11	120	210	25,288	25,498

Commercial and industrial loans	14	-	1,149	1,163	82,495	83,659
Total	$1,376	$755	$14,677	$16,808	$568,920	$585,729

*There were no accruing loans that were greater than 90 days past due at December 31, 2012.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Troubled Debt Restructuring (TDR) Modifications

Impaired loans include loans modified in troubled debt restructuring where concessions have been granted to borrowers experiencing financial difficulties.  These concessions are a part of the Company’s loss mitigation activities and could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.  Certain TDR’s are classified as non-performing at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, typically considered six to twelve months.

At December 31, 2013, the Company had troubled debt restructurings totaling $7.7 million, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.  Included in nonaccruing loans at December 31, 2013 are troubled debt restructurings of $5.8 million.  In addition, at that date the Company had troubled debt restructurings totaling $1.9 million that were performing in accordance with their modified terms and are not included in nonaccruing loans.

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

Troubled debt restructurings for the periods ended:

	December 31, 2013
	Number of Modifications	Recorded Investment Prior to Modifications	Recorded Investment
	(dollars in thousands)
Commercial real estate	3	$3,036	$2,878
Residential real estate	5	7,268	1,488
Construction and land	2	3,574	3,380
Commercial and industrial loans	-	-	-
Consumer and other	-	-	-
Total	10	$13,878	$7,746

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

	December 31, 2012
	Number of Modifications	Recorded Investment Prior to Modifications	Recorded Investment
	(dollars in thousands)
Commercial real estate	3	$1,071	$997
Residential real estate	5	7,268	2,409
Construction and land	1	3,574	3,443
Commercial and industrial loans	1	17	14
Consumer and other	-	-	-
Total	10	$11,930	$6,863

Troubled debt restructuring modifications that subsequently defaulted for the periods ended:

	December 31, 2013
	Number
	of	Recorded
	Modifications	Investment
	(dollars in thousands)
Commercial real estate	3	$2,878
Residential real estate	4	1,485
Construction and land	1	1,400
Commercial and industrial loans	-	-
Consumer and other	-	-
Total	8	$5,763

	December 31, 2012
	Number
	of	Recorded
	Modifications	Investment
	(dollars in thousands)
Commercial real estate	3	$997
Residential real estate	4	2,402
Construction and land	1	3,443
Commercial and industrial loans	1	14
Consumer and other	-	-
Total	9	$6,856

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

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

Special Mention-6-Special Mention Loans - Loans in this category are not currently adequate.  These loans are considered weaker due to less than adequate repayment history, and/or their collateral may not adequately protect the Company from loss in the event of liquidation or foreclosure.  If left uncorrected, these weaknesses may result in deterioration of the repayment prospects for the asset or in the Company’s credit position at some future date. As a general rule, credits in this category will be delinquent less than 30 days and will not be chronically past due.  Loans in this category are not intended to remain in category 6 permanently as it should become evident fairly quickly whether or not the weaknesses can be cured and the loan upgraded.  If the weakness cannot be corrected, the relationship will more than likely need to be downgraded to a 7 or 8.

 Special Mention Elevated Risk 7-Special Mention Loans with added risk exposure – Loans in this category have one or more potential weaknesses discussed in asset quality grade 6, but the borrower is still cooperative, satisfactory repayment plans are in place, and file documentation reflects the ability of the borrower to repay the debt as currently structured

Substandard 8-Substandard/Inadequately Protected – Loans in this category are inadequately protected by the current sound net worth and repayment capacity of the borrower or of the collateral pledged, if any.  Credit analysis has proven well-defined weaknesses in debt service coverage, net worth and/or poor loan structure.  There is a distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  A reserve allocation of the estimated amount of loss or collateral shortfall has been made to the ALLL.  These loans are considered to be impaired loans and the chance of a loss is reasonably probable.

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

Loss 11-Loss - Loans in this category are considered uncollectible and of such little value that their continuance as active assets of the Company is not warranted.  This classification does not mean that the loss has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing it off.  Once the loan is placed in this category, any determined loss will be charged-off within 30 days

Credit quality indicators for loans by class are presented below for December 31, 2013 and December 31, 2012.

	As of December 31, 2013
				Construction
	Non-			and
	Residential	Multifamily	Farmland	Land
	(dollars in thousands)
Commercial Real Estate Credit Exposure
Pass 1	$-	$-	$-	$-
Pass 2	-	-	-	60
Pass 3	58,386	360	5,762	2,299
Pass 4	171,496	22,252	16,999	24,902
Pass 5	17,804	-	297	18,381
Special Mention 6	1,087	38	301	-
Special Mention Elevated 7	131	-	-	696
Substandard 8	3,207	-	61	1,980
Impaired Loans 9	4,456	-	-	1,849
Doubtful 10	-	-	-	-
Loss 11	-	-	-	-
Total	$256,567	$22,650	$23,420	$50,167

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

	As of December 31, 2012
				Construction
	Non-			and
	Residential	Multifamily	Farmland	Land
	(dollars in thousands)
Commercial Real Estate Credit Exposure
Pass 1	$-	$-	$-	$-
Pass 2	-	-	-	68
Pass 3	63,944	3,820	6,459	7,202
Pass 4	135,189	15,214	12,258	16,732
Pass 5	4,711	41	1,275	5,332
Special Mention 6	907	-	-	-
Special Mention Elevated 7	-	1,707	-	-
Substandard 8	2,881	511	149	125
Impaired Loans 9	4,938	-	-	3,881
Doubtful 10	-	-	-	-
Loss 11	-	-	-	-
Total	$212,570	$21,293	$20,141	$33,340

As of December 31, 2013
Commercial and Industrial
(dollars in thousands)
Commercial and Industrial Credit Exposure
Pass 1	$1,325
Pass 2	432
Pass 3	24,344
Pass 4	64,653
Pass 5	9,757
Special Mention 6	208
Special Mention Elevated 7	239
Substandard 8	68
Impaired Loans 9	135
Doubtful 10	-
Loss 11	-
Total	$101,161

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

As of December 31, 2012
Commercial and Industrial
(dollars in thousands)
Commercial and Industrial Credit Exposure
Pass 1	$1,194
Pass 2	366
Pass 3	29,447
Pass 4	46,916
Pass 5	3,781
Special Mention 6	86
Special Mention Elevated 7	6
Substandard 8	713
Impaired Loans 9	1,150
Doubtful 10	-
Loss 11	-
Total	$83,659

	As of December 31, 2013
	Mortgage	Home Equity
	(dollars in thousands)
Residential Real Estate Credit Exposure
Pass 1-5	$171,349	$29,147
Special Mention 6	460	-
Special Mention Elevated 7	-	-
Substandard 8	2,711	-
Impaired Loans 9	2,936	-
Doubtful 10	-	-
Loss 11	-	-
Total	$177,456	$29,147

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

	As of December 31, 2012
	Mortgage	Home Equity
	(dollars in thousands)
Residential Real Estate Credit Exposure
Pass 1-5	$154,067	$26,922
Special Mention 6	357	-
Special Mention Elevated 7	-	-
Substandard 8	3,202	144
Impaired Loans 9	4,257	279
Doubtful 10	-	-
Loss 11	-	-
Total	$161,883	$27,345

	As of December 31, 2013
	Indirect	Direct
	Auto	Auto	Other
	(dollars in thousands)
Consumer and Other Credit Exposure
Pass 1-5	$241	$6,622	$17,042
Special Mention 6	-	-	-
Special Mention Elevated 7	-	-	-
Substandard 8	-	-	12
Impaired Loans 9	6	18	35
Doubtful 10	-	-	-
Loss 11	-	-	-
Total	$247	$6,640	$17,089

	As of December 31, 2012
	Indirect	Direct
	Auto	Auto	Other
	(dollars in thousands)
Consumer and Other Credit Exposure
Pass 1-5	$1,252	$6,778	$17,280
Special Mention 6	-	-	-
Special Mention Elevated 7	-	-	1
Substandard 8	22	-	45
Impaired Loans 9	30	23	67
Doubtful 10	-	-	-
Loss 11	-	-	-
Total	$1,304	$6,801	$17,393

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	FDIC-ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

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

Loans not covered by loss-sharing agreements:	December 31,	December 31,
	2013	2012
	(dollars in thousands)
Commercial real estate	$22,268	$6,359
Residential real estate	30,134	2,110
Construction and land	5,156	494
Commercial and industrial	2,604	1,574
Consumer and other	3,156	1,313
	$63,318	$11,850

Loans covered by loss-sharing agreements:	December 31,	December 31,
	2013	2012
	(dollars in thousands)
Commercial real estate	$14,161	$21,820
Residential real estate	23,886	32,846
Construction and land	11,642	14,248
Commercial and industrial	864	2,670
Consumer and other	338	841
	$50,891	$72,425

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

The following table presents the loss-sharing agreement expirations:

Acquisition	Non-single Family Expiration	Single Family Expiration
Citizens	March 2016	March 2021
First Southern	September 2016	September 2021

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	FDIC-ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table represents the loans receivable as of December 31, 2013 and reflects reclassifications from the balances reported at December 31, 2012:

	Acquired Loans Without Specific Evidence of Deterioration in Credit Quality	Acquired Loans With Specific Evidence of Deterioration in Credit Quality	Total Loans Acquired
	(dollars in thousands)
Contractually required principal and interest	$179,582	$24,113	$203,695
Non-accretable difference	(27,937)	(8,808)	(36,745)
Cash flows expected to be collected	151,645	15,305	166,950
Accretable yield	(47,599)	(5,142)	(52,741)
Basis in acquired loans	$104,046	$10,163	$114,209

The following table is a summary of changes in the accretable yields of acquired loans since December 31, 2010 and reflect refinements to the Company's initial estimate:

(dollars in thousands)	Accretable Yield

Balance at December 31, 2010	4,598
Additions	58,118
Reclassification from non-accretable difference	8,016
Accretion included in interest income	(7,985)
Adjustments to estimates of expected cash flows	(31,651)
Balance at December 31, 2011	$31,096
Additions	-
Reclassification from non-accretable difference	22,349
Accretion included in interest income	(23,251)
Adjustments to estimates of expected cash flows	(1,312)
Balance at December 31, 2012	$28,882
Additions	21,189
Reclassification from non-accretable difference	12,620
Accretion included in interest income	(29,459)
Adjustments to estimates of expected cash flows	19,509
Balance at December 31, 2013	$52,741

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	FDIC-ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following is a summary of the allowance for loan losses for the FDIC-acquired loans for 2013:

	Commercial Real Estate	Residential Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)
	-	-
Balance, January 1, 2013	$-	$-	$-	$-	$-	$-
Add (deduct):
Charge-offs	-	(2)	(38)	(35)	-	(75)
Recoveries	-	-	-	-	-	-
Provision for loan losses - non-covered	-	-	11	-	-	11
Provision for loan losses - covered	-	2	27	35	-	64
Balance, December 31, 2013	$-	$-	$-	$-	$-	$-

Allowance:
Ending balance: specific	$-	$-	$-	$-	$-	$-
Ending balance: collective	$-	$-	$-	$-	$-	$-

Loans:
Ending balance: individually evaluated for impairment	$13,425	$4,543	$5,994	$114	$1,706	$25,782
Ending balance: collectively evaluated for impairment	$23,004	$49,477	$10,804	$3,354	$1,788	$88,427

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.	FDIC-ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following is a summary of the allowance for loan losses for the FDIC-acquired loans for 2012:

	Commercial Real Estate	Residential Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)
	-	-
Balance, January 1, 2012	$-	$-	$-	$-	$-	$-
Add (deduct):
Charge-offs	(1,114)	(951)	(907)	(433)	(26)	(3,431)
Recoveries	-	-	-	-	-	-
Provision for loan losses – non-covered	-	-	-	-	12	12
Provision for loan losses - covered	1,114	951	907	433	14	3,419
Balance, December 31, 2012	$-	$-	$-	$-	$-	$-

Allowance:
Ending balance: specific	$-	$-	$-	$-	$-	$-
Ending balance: collective	$-	$-	$-	$-	$-	$-

Loans:
Ending balance: individually evaluated for impairment	$8,149	$3,562	$6,573	$153	$46	$18,483
Ending balance: collectively evaluated for impairment	$20,030	$31,394	$8,169	$4,091	$2,108	$65,792

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.	FDIC LOSS-SHARE RECEIVABLE

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

The following tables provide details of changes in the loss-share receivable from the FDIC for the periods indicated.

For the period ended December 31, 2013:

(dollars in thousands)
Balance, December 31, 2012	$60,731
Clawback liability reclassified from asset	703
Decrease in expected losses on covered assets	(371)
Accretion included in noninterest income	(9,293)
Reimbursements from the FDIC	(10,464)
Balance, December 31, 2013	$41,306

For the year ended December 31, 2012:

(dollars in thousands)
Balance, December 31, 2011	$83,901
Decrease in expected losses on covered assets	(1,042)
Accretion included in noninterest income	(5,028)
Reimbursements from the FDIC	(17,100)
Balance, December 31, 2012	$60,731

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.	OTHER REAL ESTATE OWNED (OREO)

The following table provides a summary of information pertaining to other real estate owned (“OREO”) for periods ended December 31, 2013 and December 31, 2012.

	OREO	Covered OREO	Total
	(dollars in thousands)
Balance, December 31, 2012	$3,242	$9,467	$12,709
Acquired in Frontier acquisition	786	-	786
Additions	2,430	4,873	7,303
Sales	(2,611)	(6,571)	(9,182)
Writedowns	(365)	(716)	(1,081)
Balance, December 31, 2013	$3,482	$7,053	$10,535

	OREO	Covered OREO	Total
	(dollars in thousands)
Balance, December 31, 2011	$3,362	$10,047	$13,409
Additions	2,695	8,152	10,847
Sales	(2,366)	(7,969)	(10,335)
Writedowns	(449)	(763)	(1,212)
Balance, December 31, 2012	$3,242	$9,467	$12,709

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	FAIR VALUE MEASUREMENTS

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

The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held for sale are sold within a few weeks of origination, they are unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value during the twelve months ended December 31, 2013 and December 31, 2012.

The following tables present financial assets measured at fair value at December 31, 2013 and December 31, 2012, on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected.  The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the mortgage loans held for sale and interest rate lock commitments referenced in the following tables.

	Recurring Fair Value Measurements at December 31, 2013
	Total Carrying Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets
Available for sale investment securities:
U.S. Government sponsored agencies (GSEs)	$53,572	$-	$53,572	$-
State and municipal securities	50,814	-	50,814	-
GSE residential mortgage-backed securities	189,269	-	189,269	-
Equity securities	644	439	205	-
Total available for sale investment securities	294,299	439	293,860	-
Mortgage loans held for sale	110,669	-	110,669	-
Interest rate swap – cash flow hedge	2,350	-	2,350	-
Other assets(1)	1,762	-	-	1,762
Total assets at fair value	$409,080	$439	$406,879	$1,762

(1)	This amount includes mortgage related interest rate lock commitments and mortgage derivative financial instruments to hedge interest rate risk for mortgage loans held for sale. Interest rate lock commitments were recorded on a gross basis.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	FAIR VALUE MEASUREMENTS (Continued)

	Recurring Fair Value Measurements at December 31, 2012
	Total Carrying Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets
Available for sale investment securities:
U.S. Government sponsored agencies (GSEs)	$21,019	$-	$21,019	$-
State and municipal securities	41,573	-	41,573	-
Corporate debt securities	1,020	-	1,020	-
GSE residential mortgage-backed securities	157,497	-	157,497	-
Equity securities	297	93	204	-
Total available for sale investment securities	221,406	93	221,313	-
Mortgage loans held for sale	15,608	-	15,608	-
Other assets(1)	287	-	-	287
Total assets at fair value	$237,301	$93	$236,921	$287

Liabilities
Interest rate swap – cash flow hedge	$2,158	$-	$2,158	$-
Total liabilities at fair value	$2,158	$-	$2,158	$-

(1)	This amount includes mortgage related interest rate lock commitments and mortgage derivative financial instruments to hedge interest rate risk for mortgage loans held for sale. Interest rate lock commitments were recorded on a gross basis.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	FAIR VALUE MEASUREMENTS (Continued)

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the years ending December 31, 2013 and 2012.  There were no transfers into or out of Level 3, nor were there any transfers between Level 1 and Level 2 during these periods.

Year ended December 31, 2013:	Other Assets(1)
(dollars in thousands)
Beginning balance, December 31, 2012	$287
Total gains (losses) included in earnings:(2)
Mortgage IRLCs	266
Mortgage securities forward commitments	1,209
Ending balance, December 31, 2013(3)	$1,762

Year ended December 31, 2012:	Other Assets(1)
(dollars in thousands)
Beginning balance, December 31, 2011	$-
Total gains (losses) included in earnings:(2)
Mortgage IRLCs	285
Mortgage securities forward commitments	2
Ending balance, December 31, 2012(3)	$287

(1)	Includes mortgage related IRLCs and derivative financial instruments entered into to hedge interest rate risk.
(2)	Amounts included in earnings are recorded in mortgage banking activities.
(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

A significant unobservable input utilized in the determination of fair value of other assets was a pull through rate, which was 80% as of December 31, 2013. A pull through rate is management’s assumption as to the percentage of loans in the pipeline that will close and eventually fund. It is based on the Company’s historical fall-out activity. Significant increases in this input in isolation would result in a significantly higher fair value measurement and significant decreases would result in a significantly lower fair value measurement. In addition, the fair value of an IRLC includes mortgage servicing rights that do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	FAIR VALUE MEASUREMENTS (Continued)

	For Items Measured at Fair Value Pursuant to Election of the Fair Value Option: Fair Value Gain related to Mortgage Banking Activities
	Twelve Months Ended
	December 31, 2013	December 31, 2012
	(dollars in thousands)
Mortgage loans held for sale	$2,620	$618

The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale including escrow for which the fair value option (“FVO”) has been elected as of December 31, 2013 and December 31, 2012.

	December 31, 2013
	Aggregate Fair Value	Aggregate Unpaid Principal Balance with Escrow Under FVO	Fair Value Over/(Under) Unpaid Principal

Loans held for sale	$110,669	$109,193	$1,476

	December 31, 2012
	Aggregate Fair Value	Aggregate Unpaid Principal Balance with Escrow Under FVO	Fair Value Over/(Under) Unpaid Principal

Loans held for sale	$15,608	$15,277	$331

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	FAIR VALUE MEASUREMENTS (Continued)

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

Mortgage Servicing Rights (MSR): Mortgage servicing rights are initially recorded at the current LOCOM value when mortgage loans are sold servicing retained. These assets are then amortized in proportion to and over the period of estimated net servicing income. On a quarterly basis these servicing assets are assessed for impairment based on fair value. Management determines fair value by stratifying the servicing portfolio into homogeneous subsets with unique behavior characteristics, converting those characteristics into income and expense streams, adjusting those streams for prepayments, present valuing the adjusted streams, and combining the present values into a total. If the cost basis of any loan stratification tranche is higher than the present value of the tranche, an impairment is recorded.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes financial assets measured at fair value on a non-recurring basis:

	Non-Recurring Fair Value Measurements at December 31, 2013
	Total Carrying Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets
Impaired Loans(1)	$11,418	$-	$-	$11,418
OREO	3,482	-	-	3,482
Covered OREO	7,053	-	-	7,053
Mortgage servicing rights (MSR)	202	-	-	202
Total	$22,155	$-	$-	$22,155

	Non Recurring Fair Value Measurements at December 31, 2012
	Total Carrying Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets
Impaired Loans(1)	$14,684	$-	$-	$14,684
OREO	3,242	-	-	3,242
Covered OREO	9,467	-	-	9,467
Total	$27,393	$-	$-	$27,393

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

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a non-recurring basis using Level 3 valuation inputs:

Quantitative Information about Level 3 Fair Value Measurements:

(dollars in thousands)	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$11,418	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (73%)
OREO	3,482	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (77%)
Covered OREO	7,053	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (67%)
MSR	202	Discounted cash flows	Discount rate	10%
			Prepayment Speeds	9%

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments such as historical loss experience on the type of collateral.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	FAIR VALUE MEASUREMENTS (Continued)

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

	Carrying	Fair Value Measurements at December 31, 2013
	Value	Total Fair Value	Level 1	Level 2	Level 3
		(dollars in thousands)
Assets
Cash and short-term investments	$38,183	$38,183	$38,183	$-	$-
Other investments	8,352	8,352	-	-	8,352
Loans,excluding covered loans	747,862	759,668	-	-	759,668
Covered loans	50,891	50,891	-	-	50,891
FDIC loss-share receivable	41,306	41,306		-	41,306
Total assets at fair value	$886,594	$898,400	$38,183	$-	$860,217

Liabilities
Deposits	$1,076,421	$1,066,943	$-	$-	$1,066,943
Federal funds purchased and securities sold under repurchase agreements	37,648	39,661	39,661	-	-
Other borrowings	131,394	122,937	-	-	122,937
Total liabilities at fair value	$1,245,463	$1,229,541	$39,661	$-	$1,189,880

	Carrying	Fair Value Measurements at December 31, 2012
	Value	Total Fair Value	Level 1	Level 2	Level 3
		(dollars in thousands)
Assets
Cash and short-term investments	$43,692	$43,692	$43,692	$-	$-
Other investments	5,340	5,340	-	-	5,340
Loans,excluding covered loans	597,579	607,018	-	-	607,018
Covered loans	72,425	72,425	-	-	72,425
FDIC loss-share receivable	60,731	60,731		-	60,731
Total assets at fair value	$779,767	$789,206	$43,692	$-	$745,514

Liabilities
Deposits	$869,554	862,726	$-	$-	$862,726
Federal funds purchased and securities sold under repurchase agreements	33,219	32,812	32,812	-	-
Other borrowings	60,000	63,985	-	-	63,985
Total liabilities at fair value	$962,773	$959,523	$32,812	$-	$926,711

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.	FAIR VALUE MEASUREMENTS (Continued)

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

The Company recognized an after-tax unrealized gain on its cash flow hedge in other comprehensive income of $1.4 million as of December 31, 2013.

The Company recognized a $2.4 million cash flow hedge asset in other assets on the consolidated balance sheet at December 31, 2013.  There was no ineffectiveness in the cash flow hedge during the year ended December 31, 2013.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes.  As of December 31, 2013, the Company was not required to provide collateral for the derivative.  Also, the Company has a netting agreement with the counterparty.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Derivative Instruments – Mortgage Lending Activities

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale for which the fair value option has been elected. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing rights. Derivative instruments used include forward commitments, mandatory commitments and best effort commitments. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. A net unrealized gain of $1.5 million respectively, was recorded for all related commitments for the twelve months ended December 31, 2013.

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

	Contract Amount
	December 31, 2013	December 31, 2012
	(dollars in thousands)
Mortgage-backed securities forward commitments	$128,000	$13,500
Best efforts sale commitments	19,418	18,366
Total commitments	$147,418	$31,866

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11.	SEGMENT INFORMATION

The Company’s operating segments include banking and mortgage banking.  The reportable segments are determined by the products and services offered, and internal reporting.  Segment performance is evaluated using net interest income and non-interest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows:

Year ended December 31, 2013	Bank	Mortgage Banking	Holding Company	Totals

	(dollars in thousands)
Net interest income	$57,803	$463	$-	$58,266
Provision for loan losses	1,735	-	-	1,735
Noninterest income	7,876	10,509	29	18,414
Noninterest expense	46,409	11,563	979	58,951
Income tax expense (benefit)	5,219	(183)	(357)	4,679
Segment profit (loss)	$12,316	$(408)	$(593)	$11,315
Segment assets at December 31, 2013	$1,246,044	$120,716	$14,165	$1,380,925

Year ended December 31, 2012	Bank	Mortgage Banking	Holding Company	Totals

	(dollars in thousands)
Net interest income	$46,942	$183	$-	$47,125
Provision for loan losses	5,930	-	-	5,930
Noninterest income	8,847	5,542	10	14,399
Noninterest expense	39,870	5,352	1,030	46,252
Income tax expense (benefit)	2,825	116	(356)	2,585
Segment profit (loss)	$7,164	$257	$(664)	$6,757
Segment assets at December 31, 2012	$1,064,394	$16,382	$16,730	$1,097,506

Year ended December 31, 2011	Bank	Mortgage Banking	Holding Company	Totals

	(dollars in thousands)
Net interest income	$28,941	$158	$-	$29,099
Provision for loan losses	2,895	-	-	2,895
Noninterest income	15,153	2,299	15	17,467
Noninterest expense	34,619	3,210	917	38,746
Income tax expense (benefit)	1,479	(23)	(356)	1,100
Segment profit (loss)	$5,101	$(730)	$(546)	$3,825
Segment assets at December 31, 2011	$1,057,442	$7,789	$24,621	$1,089,852

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	ACQUISITION ACTIVITY

Frontier Bank

On March 8, 2013, HeritageBank of the South entered into a definitive whole-bank purchase and assumption agreement with the FDIC to acquire Frontier Bank, a full-service bank based in LaGrange, Georgia.  The Georgia Department of Banking and Finance closed Frontier Bank and, by Order of the Georgia Superior Court, appointed the FDIC as Receiver.  The Bank acquired a majority of the assets, with the exception of certain loans and all the OREO as of the bid valuation date of December 19, 2012, and assumed substantially all of the liabilities of Frontier.

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

The Company did not immediately acquire the real estate, banking facilities, furniture and equipment of Frontier as part of the purchase and assumption agreement.  However, the Company subsequently purchased the real estate, banking facilities, furniture and equipment of Frontier from the FDIC at fair value in the amount of $5.0 million during the second quarter of 2013.

Single Branch of AB&T National Bank

On June 30, 2012, the Company completed an acquisition of a single branch of AB&T National Bank located in Auburn, Alabama.  The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

	Acquired	Fair Value and Other Adjustments		As Recorded by the Company
Assets	(dollars in thousands)
Cash and cash equivalents	$146	$5,685	(a)	$5,831
Premises and equipment	1,741	-		1,741
Loans	10,890	(117	)(b)	10,773
Core deposit intangibles	-	168	(c)	168
Other assets	43	-		43
Total Assets	$12,820	$5,736	(e)	$18,556

Liabilities
Noninterest-bearing deposits	$1,636	$-		$1,636
Interest-bearing deposits	16,810	50	(d)	16,860
Other liabilities	26	-		26
Total Liabilities	$18,472	$50	(e)	$18,522

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	ACQUISITION ACTIVITY (continued)

Explanations

(h)	The adjustment represents the cash received from AB&T to reflect the acquisition of excess liabilities assumed over assets purchased.
(i)	The adjustment represents the adjustment to fair market value of the loans assumed in the transaction.
(j)	The adjustment represents the consideration paid for the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the average life of the deposit base, estimated to be ten years.
(k)	The adjustment is necessary because the weighted average interest rate of the CD's acquired exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce interest expense on a declining basis over the average life of the portfolio.
(l)	The difference in total assumed assets and liabilities represents the $34,000 bargain purchase gain recognized in the second quarter 2012.

The Company did not acquire any loans with deteriorated credit quality as of the acquisition date this transaction.  Accordingly, the Company accounts for the loans acquired in this transaction under FASB ASC 805, Business Combinations.

Citizens Bank of Effingham

On February 18, 2011, HeritageBank of the South entered into a definitive whole-bank purchase and assumption agreement with the FDIC to acquire Citizens Bank of Effingham (“Citizens”), a full-service bank based in Springfield, Georgia.  The Georgia Department of Banking and Finance closed Citizens and, by Order of the Georgia Superior Court, appointed the FDIC as Receiver.  The Bank acquired a majority of the assets, including OREO and assumed substantially all of the liabilities of Citizens.

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.	ACQUISITION ACTIVITY (continued)

First Southern National Bank

On August 19, 2011, HeritageBank of the South entered into a definitive whole-bank purchase and assumption agreement with the FDIC to acquire First Southern National Bank (“First Southern”), a full-service bank based in Statesboro, Georgia.  The Office of the Comptroller of the Currency closed First Southern and appointed the FDIC as Receiver.  The Bank acquired a majority of the assets, including OREO and assumed substantially all of the liabilities of First Southern.

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.	ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of the following for the periods indicated:

	December 31,
	2013	2012

Loans	$3,262	$2,599
Other interest earning assets	5	2
GSE residential mortgage-backed securities	547	500
Other investment securities	674	500
Subtotal, securities	1,221	1,000
	$4,488	$3,601

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2013	2012
Land and improvements	$12,571	$10,970
Buildings	24,758	21,667
Furniture and equipment	17,699	14,978
Construction in progress	37	-
	55,065	47,615
Accumulated depreciation	(17,087)	(14,600)
	$37,978	$33,015

Premises held for sale	$275	$1,538

The Company purchased real estate, banking facilities, furniture and equipment from the FDIC at fair value in the amount of $5.0 million in connection with the Frontier acquisition. Depreciation and amortization expense was $2.6 million, $2.1 million, $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

During the fourth quarter, the Company sold its former corporate headquarters building in Albany, Georgia which was carried in premises held for sale at a value of $1.1 million and sold for $900,000 resulting in a loss of $226,000.   Additionally, during the fourth quarter the Company recognized impairment related to its former branch buildings in Guyton and Collins, Georgia of $190,000.  As of December 31, 2013, these premises are carried as held for sale at $275,000.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.	PREMISES AND EQUIPMENT (Continued)

Leases

As of December 31, 2013, the Company was leasing 2 full-service branch locations, 6 mortgage offices locations and one investment office.  Additionally, as of December 31, 2013, the Company had 2 ATM branding leasing agreements for an ATM in Albany, Georgia and an ATM in Macon, Georgia.

In 2013 the Company entered into 2 lease agreements in Columbus and Johns Creek, Georgia for 5 and 6 year terms as part of the continued mortgage loan production expansion, and renewed the mortgage office location in Alpharetta for an additional 7 years.  Additionally, in 2013, the Company entered into an 18 month lease agreement with the FDIC to lease the Childersburg Branch location.

The Company entered into various operating agreements for office equipment, primarily printers, as a result of the increase in operation locations in 2013 and 2012. The average term of these agreements is 36 months.

The Company has a lease agreement for its investment division operations located in Albany, Georgia on a month to month lease.

The Company also has an assignment of a 99 year land lease associated with a branch office in Ocala, Florida with a remaining life of approximately 59 years.

Rental expense under all operating leases amounted to approximately $1.2 million,  $986,000 and $543,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum lease commitments on noncancelable operating leases, excluding any renewal options, are summarized as follows:

(dollars in thousands)
2014	$861
2015	862
2016	764
2017	690
2018	640
Thereafter	1,871
$5,688

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

During 2010, the Company recorded goodwill associated with the Lake City branch acquisition.  As of December 31, 2013 and 2012, the goodwill was carried at $552,000.  The fair value was greater than the carrying amount of goodwill based on the discounted cash flow model, and, as such, resulted in no impairment of the goodwill in 2013.  See Note 1 for additional information.

Intangible Assets

Intangible assets consist of core deposit intangibles acquired in connection with business acquisitions and mortgage servicing rights (“MSRs”).

During 2013, the Company sold residential mortgage loans with unpaid principal balances of $20.8 million on which the Company retained the related MSRs and receives servicing fees.  At December 31, 2013, the carrying value of the MSRs was $202,000 and the fair value was $208,000 based on the discounted cash flow model, and, as such, resulted in no impairment of the MSRs as of December 31, 2013.  At December 31, 2013 the approximate weighted average servicing fee was 0.25% of the outstanding balance of the residential mortgage loans.

In March 2013, the Company recorded $625,000 core deposit intangible with the acquisition of Frontier Bank.  In February 2011, the Company recorded $1.8 million core deposit intangible with the FDIC-assisted acquisition of Citizens.  Additionally, the Company recorded $850,000 core deposit intangible with the FDIC-assisted acquisition of First Southern Bank in August 2011. In June 2012, the Company recorded $169,000 core deposit intangible with the acquisition of the Auburn branch. Core deposit intangible assets were evaluated for impairment as of December 31, 2013 and, based on that evaluation, there was no impairment.

Following is a summary of information related to the core deposit intangible assets associated with these acquisitions based on the Company's allocations:

	As of December 31, 2013		As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(dollars in thousands)
The Tattnall Bank	$263	$128	$263	$101
Lake City, Florida branch	460	224	460	178
Park Avenue Bank branches	1,912	849	1,912	651
Citizens Bank of Effingham	1,778	861	1,778	590
First Southern National Bank	850	349	850	211
Auburn, Alabama branch	169	47	169	18
Frontier Bank	625	99	-	-
Core deposit intangibles	$6,057	$2,557	$5,432	$1,749

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.	GOODWILL AND INTANGIBLE ASSETS (Continued)

Intangible Assets (Continued)

The estimated core deposit intangible amortization expense for each of the next five years as of December 31, 2013 is as follows:

(dollars in thousands)
2014	$757
2015	689
2016	621
2017	553
2018	485
Thereafter	395
$3,500

There was $809,000, $781,000 and $692,000 of amortization expense recorded during the years ended December 31, 2013, 2012 and 2011, respectively.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.	DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2013 and 2012 was $228.4 million and $160.1 million, respectively.

The scheduled maturities of time deposits at December 31, 2013 are as follows:

2014	$258,185
2015	66,501
2016	32,893
2017	12,100
2018	13,668
$383,347

Overdraft deposit accounts reclassified to loans totaled approximately $574,000 and $316,000 at December 31, 2013 and 2012, respectively.

The Company had $111.5 million and $56.2 million in brokered deposits as of December 31, 2013 and 2012, respectively.  The increase in brokered deposits primarily resulted from the Company’s purchase of CDARS One Way Buy deposits of approximately $55.0 million throughout 2013.

The depositors of the Company are insured by the FDIC.  This insurance coverage generally insures each depositor up to $250,000.  Amounts in excess of $250,000 are generally not insured.

The following table presents the interest expense for each major category of deposits for periods indicated:

	Years Ended December 31,
	2013	2012	2011
Interest Expense
Interest bearing demand	$170	$270	$818
Savings and money market	1,090	1,139	2,367
Retail time deposits	2,453	3,349	4,178
Wholesale time deposits	364	116	187
	$4,077	$4,874	$7,550

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.	EMPLOYEE BENEFIT PLANS

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

	December 31,
	(dollars in thousands)
	2013	2012	2011
Changes in benefit obligations:
Obligations at beginning of year	$13,191	$11,776	$9,851
Service cost	703	818	709
Interest cost	550	522	507
Benefits paid	(1,191)	(1,192)	(1,077)
Actuarial (gain) loss	(2,559)	1,267	1,786
Obligations at end of year	$10,694	$13,191	$11,776

Changes in plan assets:
Fair value of assets at beginning of year	$8,865	$8,097	$8,184
Actual return on assets	757	960	(95)
Company contributions	250	1,000	1,085
Benefits paid	(1,191)	(1,192)	(1,077)
Fair value of assets at end of year	$8,681	$8,865	$8,097

Funded status at end of year, included in other liabilities	$2,013	$4,326	$3,678

Pretax amounts recognized in accumulated other comprehensive income consist of:
Net loss	$2,979	$6,191	$5,863
Prior service cost	130	139	149
	$3,109	$6,330	$6,012

Accumulated benefit obligation	$9,139	$10,895	$9,736

Net periodic benefit cost:
Service cost	$703	$819	$709
Interest cost	550	521	507
Expected return on plan assets	(684)	(585)	(636)
Amortization of prior losses	580	565	319
Amortization of service costs	9	9	9
Net periodic benefit cost	$1,158	$1,329	$908

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 17.	EMPLOYEE BENEFIT PLANS (Continued)

Pension Plan (Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

	December 31,
	2013	2012	2011
	(dollars in thousands)
Current year actuarial (gain) loss	$(2,632)	$892	$2,516
Amortization of prior losses	(580)	(565)	(319)
Amortization of prior service costs	(9)	(9)	(9)
Total recognized in other comprehensive income (loss)	$(3,221)	$318	$2,188

	December 31,
	2013	2012
Assumptions used in computations:
In computing ending obligations:
Discount rate	5.25%	4.25%
Rate of compensation increase	3.00%	3.00%
In computing expected return on plan assets	7.50%	7.50%

To determine the expected rate of return on plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.  The approximate allocation of plan assets as of December 31, 2013 and 2012 is as follows:

	2013	2012

Fixed income	25.2%	21.3%
Equities	54.1%	37.7%
Balanced	14.5%	26.1%
Cash and cash equivalents	4.4%	13.1%
Other	1.8%	1.8%

Plan fiduciaries set investment policies and strategies for the plan assets.  Long-term strategic investment objectives include capital appreciation through balancing risk and return.

The Company expects to contribute $1.0 million to the plan during 2014.

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2013 are as follows:

(dollars in thousands)
Prior service cost	$9
Net loss	225
$234

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.	EMPLOYEE BENEFIT PLANS (Continued)

Pension Plan (Continued)

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Fiscal Year	Amount
(dollars in thousands)
2014	$384
2015	360
2016	331
2017	524
2018	1,735
2019-2023	7,264

401(K) Plan

The Company has also established a salary deferral plan under Section 401(k) of the Internal Revenue Code.  The plan allows eligible employees to defer a portion of their compensation up to 25%, subject to certain limits based on federal tax laws.  Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds.  The Company matches 50% of employee’s contributions up to 4% of their salary.  Total expense recorded for the Company’s match was approximately $332,000 and $205,000 and $157,000 for the fiscal years ended December 31, 2013, 2012 and 2011, respectively.

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

Contributions to the ESOP during 2013, 2012 and 2011 amounted to $784,000, $1.0 million and $726,000, respectively.

Compensation expense for shares committed to be released under the Company’s ESOP for the fiscal years ended December 31, 2013, 2012 and 2011 were $853,000, $669,000 and $620,000, respectively.  Shares held by the ESOP were as follows:

	Years Ended December 31,
	2013	2012	2011
Shares released for allocation	364,316	311,014	257,713
Unearned	332,535	385,837	439,138
Total ESOP shares	696,851	696,851	696,851

Fair value of unearned shares	$6,401,293	$5,320,688	$5,181,828

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18.	DEFERRED COMPENSATION PLANS

The Company has entered into separate deferred compensation arrangements with certain executive officers and directors.  The plans call for certain amounts payable at retirement, death or disability.  The estimated present value of the deferred compensation is being accrued over the remaining expected service period.  The Company has purchased life insurance policies which they intend to use to finance this liability.  Cash surrender value of life insurance of $24.2 million and $23.4 million December 31, 2013 and 2012, respectively, is separately stated on the consolidated balance sheets.  The Bank is generally limited by regulatory guidance to an investment in cash surrender value of Bank owned life insurance (“BOLI”) of no more than 25% of Tier I capital at the time of purchase.  The Bank was in compliance with this regulatory guidance at the time of purchase.   In September of 2007, the Company accelerated vesting under its deferred compensation agreements with each of its currently serving covered directors and executives.  Under this acceleration, each covered director and executive is fully vested in their plan balance.

In July 2012, the Company elected to terminate and liquidate the deferred compensation plan agreement.  All distributions in connection with the termination of the plan were to be made no earlier than 12 months and no later than 24 months.  As of December 31, 2013, $2.8 million had been distributed from the plan with approximately $255,000 to be distributed in 2014.

Accrued deferred compensation $255,000 and $3.1 million at December 31, 2013 and 2012, respectively, is included in other liabilities.

The Company has also entered into deferred salary agreements with certain officers electing to defer a portion of their salary.  These amounts are expensed and the plan accumulates the deferred salary plus earnings.  At December 31, 2013 and 2012, the liability for these agreements was $923,000 and $814,000 respectively, and is included in other liabilities.

Aggregate compensation expense under the plans was $59,000, $49,000 and $42,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

	December 31,
	2013	2012
	(dollars in thousands)
Federal funds purchased from Chattahoochee Bank of Georgia and First Tennessee Bank with interest rates ranging from 0.15% to 1.00% maturing daily.	$2,372	$417
Sold in overnight agreements maturing in one to four days.	5,276	2,802
Sold in a structured agreement due January 25, 2018 with a rate of 3.78% fixed until maturity.	5,000	5,000
Sold in a structured agreement due March 3, 2018 with a rate of 3.45% fixed until maturity.	5,000	5,000
Sold in a structured agreement due March 3, 2018 with a variable rate, that resets quarterly, of 4.37% at December 31, 2013.	5,000	5,000
Sold in a structured agreement due March 8, 2017 with a fixed rate of 4.85% until maturity.	10,000	10,000
Sold in a structured agreement due August 21, 2017 with a fixed rate of 4.75% until maturity.	5,000	5,000
	$37,648	$33,219

The federal funds purchased from Chattahoochee are under similar terms and conditions as would be available with other third parties.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.	OTHER BORROWINGS

FHLB Advances

The Company has from time-to-time entered into borrowing agreements with the FHLB. Advances from the FHLB require borrowing capacity supported by the pledging of certain loans or securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities, and call features. Advances under these agreements are collateralized by stock in the FHLB, qualifying first and second mortgage residential loans, and commercial real estate loans under a blanket-floating lien.

	December 31,
	2013	2012
	(dollars in thousands)
FHLB Advances:
0.18%, fixed rate due January 16, 2014	$15,000	$-
0.17% fixed rate due January 30, 2014	15,000	-
7.67% fixed rate due April 15, 2014 (1)	24	-
7.67% fixed rate due April 15, 2014(1)	44	-
3.71% convertible fixed rate due September 17, 2014*	5,000	5,000
0.41% fixed rate due November 5, 2014	5,000	5,000
4.23%, convertible fixed rate due August 17, 2015*	5,000	5,000
0.57% fixed rate due November 5, 2015	5,000	5,000
4.54% convertible fixed rate due October 31, 2016*	15,000	15,000
0.76%, fixed rate due November 7, 2016	5,000	5,000
3.90%, convertible fixed rate December 6, 2016(1)*	7,000	-
4.81%, convertible fixed rate due June 26, 2017(1)*	10,000	-
4.64%, convertible fixed rate due June 29, 2017(1)*	5,000	-
1.00%, fixed rate due November 6, 2017	5,000	5,000
2.74%, convertible fixed rate due July 23, 2018*	10,000	10,000
1.21%, fixed rate November 5, 2018	5,000	5,000
4.75%, convertible fixed rate due April 22, 2019(1)*	5,000	-
4.05%, convertible fixed rate due November 25, 2020(1)*	5,000	-
2.30% fixed rate due March 1, 2023	5,000	-
	$127,068	$60,000
Fair value adjustment (1)	4,326	-
	$131,394	$60,000

(1) FHLB advances acquired with Frontier acquisition hold a fair value credit adjustment of $4.3 million which will reduce future interest expense over the life of the borrowings.

* Advance is convertible from fixed to floating at the FHLB’s discretion.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.	OTHER BORROWINGS (Continued)

FHLB Advances (continued)

Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at December 31, 2013, were approximately $329.5 million which allows the Company a total borrowing capacity at FHLB of approximately $152.3 million. After accounting for outstanding advances totaling $127.1 million, the Company had unused net credit available with the FHLB in the amount of approximately $25.2 million at December 31, 2013.

The FHLB advances at December 31, 2013 have maturities in future years as follows:

2014	$40,068
2015	10,000
2016	27,000
2017	20,000
2018	15,000
Thereafter	15,000
$127,068

The Company and the Bank have available unused lines of credit with various financial institutions, including the FHLB, totaling approximately $99.3 million and $137.4 million December 31, 2013 and 2012, respectively.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.	INCOME TAXES

The income tax expense in the consolidated statements of income consists of the following:

	Years Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Current	$3,882	$1,705	$1,983
Deferred	797	880	(883)
	$4,679	$2,585	$1,100

The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	Years Ended December 31,
	2013		2012		2011
	(dollars in thousands)
Tax at federal income tax rate	$5,438	34.00%	$3,176	34.00%	$1,674	34.00%
Increase (decrease) resulting from:
Tax-exempt interest	(422)	(2.64)%	(368)	(3.95)%	(283)	(5.75)%
Gain on bank owned life insurance death benefit	-	-	-	-	(11)	(0.22)%
Bank owned life insurance	(273)	(1.70)%	(262)	(2.81)%	(200)	(4.06)%
Employee Stock Ownership Plan	24	0.15%	(39)	(0.42)%	(76)	(1.55)%
Other	(88)	(0.55)%	78	0.83%	(4)	(0.08)%
Provision for income tax expense	4,679	29.26%	2,585	27.65%	1,100	22.34%
Pre-tax income for each period	$15,994		$9,342		$4,925

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21.	INCOME TAXES (Continued)

The components of deferred taxes are summarized as follows:

	December 31,
	2013	2012
	(dollars in thousands)
Deferred tax assets:
Loan loss reserves	$3,581	$3,624
Deferred compensation	472	1,581
Pension liability	1,243	2,531
Unrealized loss (gain) on securities available for sale	4,871	(829)
Impairment loss on securities available for sale	556	556
Stock-based compensation	695	593
Nonaccrual loans	142	126
Premises held for sale	131	201
Other real estate owned	726	665
Core deposit intangible	555	391
Deferred loans costs	104	41
Deferred pension costs	163	(200)
Other	79	13
	13,318	9,293
Deferred tax liabilities:
Bargain gain purchase	2,138	1,506
Depreciation and amortization	686	923
Unrealized gain (loss) on derivative	940	(863)
Goodwill	59	44
	3,823	1,610

Net deferred tax assets	$9,495	$7,683

Management performed an analysis related to the Company’s deferred tax assets for the year ended December 31, 2013 and 2012. In its analysis, the Company considered all available evidence, both positive and negative, to determine whether estimated future taxable income will be sufficient to realize these assets. The tax operating losses have been carried back against prior years’ taxable income, resulting in the tax benefits from the losses being fully realized. Based on current tax laws, there are no more income taxes that may be recovered from prior years. As a result, the realization of the deferred tax assets is solely dependent upon future taxable income.  The primary positive evidence considered was sustained taxable income for both 2013 and 2012, internal projections, economic and industry trends, historical and projected loan loss trends, the impact of regulatory reform and demographic data for the Company’s markets.  Based upon this analysis, the Company believes that future taxable income will more likely than not be sufficient to realize these assets, and thus, no valuation allowances were deemed necessary for the periods indicated above. The Company also does not have any NOL carry forwards for federal or state tax reporting as of December 31, 2013.

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

The Company's exposure to credit loss is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  A summary of the Company's commitments is as follows:

	December 31,
	2013	2012
	(dollars in thousands)
Commitments to extend credit	$106,179	$98,492
Commitments to originate loans	59,629	36,887
Standby letters of credit	2,270	1,371
	$168,078	$136,750

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

At December 31, 2013 and 2012, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant.  The Company has not been required to perform on any financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the year ended December 31, 2013 and 2012.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements at December 31, 2013.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23.	CONCENTRATIONS OF CREDIT

The Company makes commercial, residential, construction, agricultural, agribusiness and consumer loans to customers primarily in counties in south and central Georgia and Alabama and north central Florida.  A majority of the Company's customers' abilities to honor their contracts is dependent on the business economy in the geographical areas served by the Bank.

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

Based on the capital level at December 31, 2013, the maximum amount under Georgia law that the Bank could loan to any one borrower and the borrower's related entities was $21.6 million for fully secured loans and $13.0 million for all other loans.  Internally, management has set a limit of $8.0 million.  These internal limits may be exceeded by approval of the Board of Directors.

NOTE 24.	REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2013, there was approximately $6.0 million available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined.  Management believes, as of December 31, 2013 and 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24.	REGULATORY MATTERS (Continued)

As of December 31, 2013 and 2012, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  Prompt corrective action provisions are not applicable to bank holding companies.

The Company and the Bank’s actual capital amounts and ratios are presented in the following table.

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
December 31, 2013
Total Capital to Risk Weighted Assets
Consolidated	$137,549	14.5%	$76,023	8.0%	$	N/A	-
HeritageBank of the South	123,439	13.2%	74,890	8.0%		93,613	10%
Tier I Capital to Risk Weighted Assets
Consolidated	$128,594	13.5%	$38,012	4.0%	$	N/A	-
HeritageBank of the South	114,484	12.2%	37,445	4.0%		56,167	6.0%
Tier I Capital to Average Assets:
Consolidated	$128,594	9.5%	$54,049	4.0%	$	N/A	-
HeritageBank of the South	114,484	8.5%	53,711	4.0%		67,139	5.0%
As of December 31, 2012
Total Capital to Risk Weighted Assets
Consolidated	$128,381	18.4%	$55,697	8.0%	$	N/A	-
HeritageBank of the South	111,762	16.4%	54,359	8.0%		67,949	10%
Tier I Capital to Risk Weighted Assets
Consolidated	$119,881	17.2%	$27,849	4.0%	$	N/A	-
HeritageBank of the South	103,248	15.2%	27,180	4.0%		40,769	6.0%
Tier I Capital to Average Assets:
Consolidated	$119,881	11.0%	$43,498	4.0%	$	N/A	-
HeritageBank of the South	103,248	9.6%	43,186	4.0%		53,982	5.0%

Heritage Financial Group, Inc. is subject to Georgia capital requirements for holding companies.

At December 31, 2013, Heritage Financial Group, Inc. had total equity of $125.1 million or 9.1% of total assets as of that date.  Under Georgia capital requirements for holding companies, Heritage Financial Group, Inc. had Tier I leverage capital of $128.6 million or 9.5%, which was $74.5 million above the 4.0% requirement.

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

A reconciliation of the Bank's capital included in its balance sheets and the regulatory capital amounts follows:

	December 31,
	2013	2012
	(dollars in thousands)
Total capital per balance sheet	$110,954	$104,016
Regulatory capital adjustments:
Net unrealized losses (gains) on available for sale securities	7,307	(1,245)
Accumulated net gains on cash flow hedges	455	5,093
Disallowed goodwill and other disallowed intangible assets	(4,050)	(4,234)
Disallowed deferred tax assets	-	(382)
Disallowed servicing rights	(182)	-

Total Tier 1 Capital	114,484	103,248

Allowance for loan and lease losses includible in Tier 2 capital	8,955	8,500
Unrealized gains on available for sale equity securities includible in Tier 2 capital	-	14

Total Tier 1 and 2 Capital	$123,439	$111,762

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25.	CONDENSED FINANCIAL INFORMATION OF HERITAGE FINANCIAL GROUP, INC. (PARENT COMPANY ONLY)

CONDENSED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2013	2012
Assets
Cash and due from banks	$10,181	$13,901
Other equity securities, at cost	1,010	1,010
Investment in subsidiary	110,954	104,015
Premises and equipment, net	447	439
Other assets	2,526	1,381

Total assets	$125,118	$120,746

Liabilities
Other liabilities	$55	$97

Stockholders' equity	125,063	120,649

Total liabilities and stockholders' equity	$125,118	$120,746

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25.	CONDENSED FINANCIAL INFORMATION OF HERITAGE FINANCIAL GROUP, INC. (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF INCOME
(Dollars in thousands)

	Years Ended December 31,
	2013	2012	2011
Income
Dividends from subsidiary	$3,710	$2,186	$-
Interest	-	-	15
Other noninterest income	30	11	-
Total income	3,740	2,197	15

Expense
Depreciation	16	14	14
Other expense	963	1,016	903
Total expense	979	1,030	917

Income (loss) before income tax benefits and equity in undistributed earnings of subsidiary	2,761	1,167	(902)

Income tax benefits	357	356	356

Income (loss) before equity in undistributed earnings of subsidiary	3,118	1,523	(546)

Equity in undistributed earnings of subsidiary	8,197	5,234	4,371

Net income	$11,315	$6,757	$3,825

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25.	CONDENSED FINANCIAL INFORMATION OF HERITAGE FINANCIAL GROUP, INC. (PARENT COMPANY ONLY) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income	$11,315	$6,757	$3,825
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16	14	14
Excess tax shortfall related to stock-based compensation plans	(10)	8	2
Stock-based compensation expense	259	259	216
Equity in undistributed earnings of subsidiary	(8,197)	(5,234)	(4,371)
Other operating activities	(1,178)	(195)	(1,079)
Total adjustments	(9,110)	(5,148)	(5,218)

Net cash provided by (used in) operating activities	2,205	1,609	(1,393)

INVESTING ACTIVITIES
Contribution of 50% of proceeds of stock offering to subsidiary	-	-	(16)
Contribution to subsidiary	(2,000)	-	(7,000)
Purchase of premises and equipment	(24)	(3)	-
Proceeds from maturities of securities available for sale	-	-	25,000
Proceeds from fair value transfer of securities to subsidiary	-	-	590

Net cash provided by (used in) investing activities	(2,024)	(3)	18,574

FINANCING ACTIVITIES
Shares released to employee stock ownership plan	853	669	620
Excess tax benefit related to stock-based compensation plans	10	(8)	(2)
Proceeds for stock exercise	503	-	-
Purchase of shares, net	(5,267)	(7,220)	(1,310)
Dividends paid to stockholders	-	(2,832)	(987)

Net cash used in financing activities	(3,901)	(9,391)	(1,679)

Net increase (decrease) in cash and due from banks	(3,720)	(7,785)	15,502

Cash and due from banks at beginning of year	13,901	21,686	6,184

Cash and due from banks at end of year	$10,181	$13,901	$21,686

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26.	STOCK REPURCHASE PLAN

In April 2013, the Company’s Board of Directors approved a stock repurchase program for 394,000 shares, or 5% of the Company's currently outstanding common stock, which expires in April 2014, unless the program is extended or completed earlier.  As of December 31, 2013, the Company had purchased 49,821 shares at an average price of $14.33 per share under the plan for a total of $714,000.  As a result, the Company has remaining authorization to repurchase up to approximately 344,179 shares.

In October 2012, the Company's Board of Directors approved a stock repurchase program expiring in October 2013, which authorizes the repurchase of 397,000 shares of common stock, or approximately 5% of the shares currently outstanding.  By June 1, 2013, the Company had purchased all 397,000 shares at a weighted average price of $13.95 per share for a total of $5.5 million.

NOTE 27.	SUBSEQUENT EVENTS

Subsequent events and transactions that occurred after December 31, 2013 but prior to March 14, 2013, the date these financial statements were available to be issued, have been evaluated for potential recognition or disclosure in these financial statements.  There were no subsequent events that require disclosure in the financial statements.