Form 10-Q
period 2014-03-31
Heritage Financial Group Inc
filed 2014-05-09
CIK 1493491

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
Commission File Number 001-34902

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

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date:  At May 9, 2014, there were 7,848,517 shares of issuer’s common stock outstanding.

HERITAGE FINANCIAL GROUP, INC.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	Unaudited March 31,	December 31,
	2014	2013
Assets

Cash and due from banks	$27,703	$34,804
Interest-bearing deposits in banks	10,495	3,249
Federal funds sold	1,215	130
Total cash and cash equivalents	39,413	38,183
Securities available for sale, at fair value	305,044	294,299
Federal Home Loan Bank stock, at cost	6,282	7,342
Other equity securities, at cost	1,010	1,010
Loans held for sale	126,436	110,669
Loans	762,344	747,862
Covered loans	47,684	50,891
Less allowance for loan losses	9,145	8,955
Loans, net	800,883	789,798

Other real estate owned	2,632	3,482
Covered other real estate owned	6,095	7,053
Total other real estate owned	8,727	10,535

FDIC loss-share receivable	37,637	41,306
Premises and equipment, net	38,603	37,978
Goodwill and intangible assets, net	4,757	4,253
Cash surrender value of bank owned life insurance	24,372	24,183
Other assets	20,376	21,369

	$1,413,540	$1,380,925

Liabilities and Stockholders' Equity

Noninterest bearing deposits	$163,090	$148,253
Interest bearing deposits	963,564	928,168
Total deposits	1,126,654	1,076,421
Federal funds purchased and securities sold under repurchase agreements	33,785	37,648
Other borrowings	116,127	131,394
Other liabilities	8,990	10,399
Total liabilities	1,285,556	1,255,862
Commitments and Contingencies
Stockholders' equity
Preferred stock, par value; $0.01; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.01; 45,000,000 shares authorized; 7,834,517 and 7,834,537 shares issued and outstanding, respectively	78	78
Capital surplus	78,871	78,566
Retained earnings	58,464	57,614
Accumulated other comprehensive loss, net of tax benefit of $4,098 and $5,175, respectively	(6,147)	(7,762)
Unearned employee stock ownership plan (ESOP) shares, 319,210 and 332,535 shares, respectively	(3,282)	(3,433)
Total stockholders' equity	127,984	125,063
	$1,413,540	$1,380,925

See Notes to Consolidated Financial Statements.

Index
HERITAGE FINANCIAL GROUP, INC AND SUBSIDIARY

Consolidated Statements of Income (Unaudited)
For the Three Months Ended March 31, 2014 and 2013
(Dollars in Thousands except per share data)

	For the Three Months Ended March 31,
	2014	2013
Interest income
Interest and fees on loans	$13,350	$13,369
Interest on loans held for sale	1,025	115
Interest on taxable securities	1,206	866
Interest on nontaxable securities	354	285
Interest on federal funds sold	1	1
Interest on deposits in other banks	19	22
	15,955	14,658

Interest expense
Interest on deposits	1,140	1,054
Interest on other borrowings	844	749
	1,984	1,803

Net interest income	13,971	12,855
Provision for loan losses	170	485
Net interest income after provision	13,801	12,370

Noninterest income
Service charges on deposit accounts	1,443	1,154
Bankcard services income	889	762
Other service charges, commissions and fees	162	99
Brokerage fees	566	481
Mortgage banking activities	2,166	2,182
Bank-owned life insurance	189	202
Gain on acquisitions	-	4,188
Accretion of FDIC loss share receivable	(2,031)	(2,397)
Other	103	94
	3,487	6,765

Noninterest expense
Salaries and employee benefits	8,580	6,430
Equipment and occupancy	1,995	1,666
Advertising and marketing	228	187
Professional fees	451	215
Information services expenses	1,200	1,182
Net loss (gain) on sales and write-downs of other real estate owned	318	(25)
Net (gain) loss on sales and write-downs of FDIC acquired other real estate owned	(264)	24
Foreclosed asset expenses	87	215
Foreclosed FDIC-acquired asset expenses	333	421
FDIC insurance and other regulatory fees	244	256
Acquisition related expenses	52	792
Deposit intangible expenses	196	194
FDIC loss-share clawback expenses	543	566
Other operating expenses	1,513	1,233
	15,476	13,356

Income before income taxes	1,812	5,779

Applicable income tax	469	1,851

Net income	$1,343	$3,928
Earnings per common share:
Basic earnings per share	$0.18	$0.52
Diluted earnings per share	$0.18	$0.52
Weighted average-common shares outstanding:
Basic	7,422,044	7,526,344
Diluted	7,581,775	7,528,522

See Notes to Consolidated Financial Statements.

Index
HERITAGE FINANCIAL GROUP, INC AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)
For the Three Months Ended March 31, 2014 and 2013
(Dollars in Thousands)

	For the Three Months Ended March 31,
	2014	2013

Net income	$1,343	$3,928

Other comprehensive income (loss):
Unrealized (loss) gain on cash flow hedge, net of tax (benefit) of $(636) and $198 for 2014 and 2013, respectively	(954)	297
Unrealized holding gains (losses) on investments arising during the period, net of tax (benefit) of $1,713 and $(370) for 2014 and 2013, respectively	2,569	(554)

Total other comprehensive income (loss)	1,615	(257)

Comprehensive income	$2,958	$3,671

See Notes to Consolidated Financial Statements.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Three Months Ended March 31, 2014 (Unaudited)
And The Year Ended December 31, 2013
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

See Notes to Consolidated Financial Statements.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
For the Three Months Ended March 31, 2014 (Unaudited)
And The Year Ended December 31, 2013
(Dollars in Thousands, except per share data)

						Accumulated
						Other
					Unearned	Compre-
	Common Stock		Capital	Retained	ESOP	hensive
	Shares	Par Value	Surplus	Earnings	Shares	Loss	Total
Balance, December 31, 2013	7,834,537	$78	$78,566	$57,614	$(3,433)	$(7,762)	$125,063
Net income	-	-	-	1,343	-	-	1,343
Cash dividend declared, $0.07 per share	-	-	-	(493)	-	-	(493)
Exercise of 120 stock options	120	-	2	-	-	-	2
Forfeiture of 140 shares of restricted common stock	(140)	-	-	-	-	-	-
Stock-based compensation expense	-	-	224	-	-	-	224
Other comprehensive income	-	-	-	-	-	1,615	1,615
ESOP shares earned, 13,325 shares	-	-	101	-	151	-	252
Tax on ESOP expense	-	-	(22)	-	-	-	(22)
Balance, March 31, 2014	7,834,517	$78	$78,871	$58,464	$(3,282)	$(6,147)	$127,984

See Notes to Consolidated Financial Statements.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013

OPERATING ACTIVITIES	$1,343	$3,928
Net income
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	723	589
Amortization of intangibles	213	194
Provision for loan losses	170	485
Provision (benefit) for deferred taxes	(2,452)	1,829
Net gain on acquisitions	-	(4,188)
Net (gain) loss on sales and write-downs of other real estate owned	318	(25)
Net (gain) loss on sales and write-downs of FDIC-acquired other real estate owned	(264)	24
Amortization of available for sale discounts and premiums, net	561	545
Accretion of FDIC loss-share receivable	2,031	2,397
Increase in bank-owned life insurance	(189)	(202)
ESOP compensation expense	252	186
Stock-based compensation expense	224	230
Excess tax benefit related to stock-based compensation plans	-	1
Excess tax (benefit) related to ESOP	22	(4)
Net change in:
Increase in loans held for sale	(15,767)	(3,297)
Increase in mortgage servicing rights	(717)	-
Increase in interest receivable	(56)	(302)
Increase (decrease) in interest payable	(15)	160
Decrease in FDIC loss-share receivable	1,639	6,322
Net other operating activities	(850)	4,959
Total adjustments	(14,157)	9,903

Net cash (used in) provided by operating activities	(12,814)	13,831

INVESTING ACTIVITIES

Proceeds from sales of securities available for sale	168	10,125
Proceeds from maturities and calls of securities available for sale	7,926	6,500
Purchases of securities available for sale	(15,118)	(41,754)
Increase in interest-bearing deposits in banks	(7,246)	(133,823)
Decrease in Federal Home Loan Bank stock	1,060	235
(Increase) decrease in federal funds sold	(1,085)	1,154
Increase in loans, net	(11,967)	(11,423)
Net cash received from acquisition activity	-	153,179
Purchases of premises and equipment	(1,349)	(1,062)
Proceeds from sales of other real estate owned	2,467	1,090

Net cash used in investing activities	(25,144)	(15,779)

See Notes to Consolidated Financial Statements.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
 (Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
FINANCING ACTIVITIES
Increase in deposits	$50,233	$13,919
(Decrease) increase in federal funds purchased and securities sold under repurchase agreements	(3,863)	1,033
(Repayment) proceeds from other borrowings	(15,000)	5,000
Excess benefit related to stock-based compensation plans	-	(1)
Excess (benefit) tax related to ESOP	(22)	4
Proceeds from exercise of stock option	2	-
Repurchase of common stock	-	(4,084)
Dividends paid to stockholders	(493)	-

Net cash provided by financing activities	30,857	15,871

Net increase (decrease) in cash and due from banks	(7,101)	13,923

Cash and due from banks at beginning of period	34,804	23,993

Cash and due from banks at end of period	$27,703	$37,916

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,999	$1,643
Income taxes	$2,944	$18

NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$712	$1,446

See Notes to Consolidated Financial Statements.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES

Heritage Financial Group, Inc.  (“Heritage” or the “Company”), a Maryland corporation, was incorporated in May 2010 and organized by Heritage MHC, Heritage Financial Group and HeritageBank of the South (“HeritageBank” or the “Bank”) to facilitate the second-step conversion  from the mutual holding company structure to the stock holding company structure (the “Conversion”).  Upon consummation of the Conversion, which occurred on November 30, 2010, the Company became the holding company for the Bank and a 100% publicly owned stock holding company.  As a result of the Conversion, each share of Heritage Financial Group’s common stock owned by public stockholders was exchanged for 0.8377 shares of the Company’s common stock, with cash being paid in lieu of issuing fractional shares.  All shares and per share information for periods prior to the Conversion have been adjusted to reflect the 0.8377:1 exchange ratio on publicly traded shares.  All references to the Company refer to Heritage Financial Group for periods prior to the completion of the Conversion.

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

The accompanying consolidated financial information of the Company as of March 31, 2014 and 2013 is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations.  The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES (continued)

Recently Adopted Accounting Pronouncements

In January 2014, FASB issued ASU 2014-04, “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force).” ASU 2014-04 clarifies when an in-substance repossession or foreclosure occurs: a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for fiscal years and interim periods beginning on or after December 15, 2014. The Company is currently in the process of evaluating the ASU.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.	EARNINGS PER SHARE

Basic earnings per share represent income available attributable to common stockholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan and unvested shares of issued restricted stock. For the period ended March 31, 2014, potential common shares of 31,053, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise of such shares would be anti-dilutive.

The components used to calculate basic and diluted earnings per share follows:

	Three Months ended March 31,
	2014	2013
	(dollars in thousands, except per share data)
Basic earnings and shares:
Net income	$1,343	$3,928
Weighted-average basic shares outstanding	7,422,044	7,526,344
Basic earnings per share	$0.18	$0.52

Diluted earnings and shares:
Net income	$1,343	$3,928
Weighted-average basic shares outstanding	7,422,044	7,526,344
Add: Stock options and nonvested shares	159,731	2,178
Weighted-average diluted shares outstanding	7,581,775	7,528,522
Diluted earnings per share	$0.18	$0.52

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.	SHARE BASED COMPENSATION

On May 17, 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”).  The purpose of the 2006 Plan is to promote the long-term growth and profitability of Heritage Financial Group, Inc. to provide directors, advisory directors, officers and employees of Heritage Financial Group, Inc. and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence, and to provide such individuals with an equity interest in Heritage Financial Group, Inc.  Under the 2006 Plan, the Compensation Committee of the Board of Directors has discretion to award up to 645,990 shares, of which 461,422 were available as stock options or stock appreciation rights and 184,568 shares were available as restricted stock awards.  As March 31, 2014, there were approximately 12,800 restricted stock awards and 56,963 options available to be granted from the 2006 Plan.

On June 22, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (the “2011 Plan”).  Under the 2011 Plan, the Compensation Committee has the discretion to award up to 573,481 shares, of which 409,429 were available as stock options or stock appreciation rights and 163,852 were available as restricted stock awards.  On July 1, 2011, the Company granted 117,530 restricted stock awards and 334,870 stock options from this plan. On October 1, 2012, the Company granted 15,600 restricted stock awards and 31,900 stock options from this plan.    There were no awards granted from this plan and 120 options exercised during the three months ended March 31, 2014.  As of March 31, 2014, there were approximately 31,522 restricted stock awards and 49,539 options available to be granted from the 2011 Plan.

The Company granted restricted awards that may not be sold or otherwise transferred until certain restrictions have lapsed.  The unearned compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse (generally one to five years).  The share-based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period.  As of March 31, 2014, there was approximately $794,000 of unrecognized compensation associated with these awards.  For the three months ended March 31, 2014 and 2013, we recognized compensation expense associated with these awards of approximately $81,000 and $84,000, respectively.

The Company recognized compensation expense related to stock options of approximately $143,000 and $146,000, respectively, for the three months ended March 31, 2014 and 2013.  At March 31, 2014, there was approximately $1.4 million of unrecognized compensation related to stock options.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2014:	(dollars in thousands)
U.S. Government sponsored agencies (GSEs)	$55,643	$48	$(2,031)	$53,660
State and municipal securities	57,021	570	(1,946)	55,645
GSE residential mortgage-backed securities	200,068	432	(5,541)	194,959
Total debt securities	312,732	1,050	(9,518)	304,264
Equity securities	207	573	-	780
Total securities	$312,939	$1,623	$(9,518)	$305,044

December 31, 2013:
U.S. Government sponsored agencies (GSEs)	$56,493	$9	$(2,930)	$53,572
State and municipal securities	54,012	222	(3,420)	50,814
GSE residential mortgage-backed securities	195,764	394	(6,889)	189,269
Total debt securities	306,269	625	(13,239)	293,655
Equity securities	207	439	(2)	644
Total securities	$306,476	$1,064	$(13,241)	$294,299

The amortized cost and fair value of debt securities available for sale by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	March 31, 2014		December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(dollars in thousands)
One year or less	$-	$-	$-	$-
One to five years	15,054	14,819	12,087	11,843
Five to ten years	57,075	55,310	58,328	55,333
Over ten years	40,742	39,956	40,297	37,854
Mortgage-backed securities	200,068	194,959	195,764	189,269
	$312,939	$305,044	$306,476	$294,299

Securities with a carrying value of approximately $134.2 million and $133.0 million at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.  The balance of pledged securities in excess of the pledging requirements was $33.5 million and $30.9 million at March 31, 2014 and December 31, 2013, respectively.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES (Continued)

The gross realized gains and losses recognized in income are reflected in the following table:

	For the three months ended March 31,
	2014	2013
	(dollars in thousands)
Gross gains recognized on sales of securities	$1	$-
Gross losses recognized on sales of securities	(1)	-
Net realized gains on sales of securities available for sale	$-	$-

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)
March 31, 2014 :
U.S. Government sponsored agencies (GSEs)	$43,973	$(1,830)	$2,798	$(201)	$46,771	$(2,031)
State and municipal securities	15,475	(659)	14,437	(1,287)	29,912	(1,946)
GSE residential mortgage-backed securities	135,222	(4,313)	27,153	(1,228)	162,375	(5,541)
Subtotal, debt securities	194,670	(6,802)	44,388	(2,716)	239,058	(9,518)
Equity securities	-	-	-	-	-	-
Total temporarily impaired securities	$194,670	$(6,802)	$44,388	$(2,716)	$239,058	$(9,518)
December 31, 2013 :
U.S. Government sponsored agencies (GSEs)	$53,716	$(2,930)	$-	$-	$53,716	$(2,930)
State and municipal securities	31,243	(2,321)	7,566	(1,099)	38,809	(3,420)
GSE residential mortgage-backed securities	141,069	(5,917)	20,747	(972)	161,816	(6,889)
Subtotal, debt securities	226,028	(11,168)	28,313	(2,071)	254,341	(13,239)
Equity securities	205	(2)	-	-	205	(2)
Total temporarily impaired securities	$226,233	$(11,170)	$28,313	$(2,071)	$254,546	$(13,241)

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES (Continued)

At March 31, 2014, total unrealized losses decreased to $9.5 million, or 4.0% of the temporarily impaired securities, compared to $13.2 million, or 5.2% of the temporarily impaired securities, at December 31, 2013.  The unrealized losses at March 31, 2014 relate to 46 agencies, 79 state and municipal obligations and 125 mortgage-backed securities.   In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition, and the issuer's anticipated ability to pay the contractual cash flows of the investments.

The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2014. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.  At March 31, 2014, the Company held certain investment securities having continuous unrealized loss positions for more than 12 months.  All of these losses were in 2 agencies, 23 mortgage-backed securities and 40 municipal securities. The unrealized losses arose from changes in interest rates and market conditions as of March 31, 2014.

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

The Company holds Freddie Mac (“FHLMC”) preferred stock, and OTTI was recorded in the amount of the investment after the U.S. Government placed the company into conservatorship in September 2008.  The preferred stock has been reduced to a nominal book value for tracking purposes.  The investment is currently valued at $558,000. During the twelve months ended December 31, 2008, the Company recognized a write-down of $1.5 million through noninterest income representing other-than-temporary impairment on the investment.

The Company holds a single issue trust preferred security issued by Royal Bank of Scotland (“RBS”).  The security suspended payments under the EU agreement for 24 months beginning April 1, 2011.  The Company valued the security by projecting estimated cash flows using the Moody’s Ba2 marginal default rate.  The difference in the present value and the carrying value of the security was the OTTI credit portion.  During the twelve months ended December 31, 2011, the Company recognized a write-down of $43,000 through noninterest income representing OTTI on the security.  Subsequent to the recorded OTTI on this security, interest payments have resumed and this security is now considered performing.  At March 31, 2014, the book value of the security was recorded at $207,000 and the fair value of the security was $222,000 with $15,000 of unrealized gain recorded in other comprehensive income.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	SECURITIES (Continued)

The following table presents more detail on selective Company security holdings as of March 31, 2014.  These details are listed separately due to the inherent level of risk for OTTI on these securities.

		Current Credit	Book	Fair	Unrealized	Present Value Discounted
Description	Cusip#	Rating	Value	Value	Loss	Cash Flow
(dollars in thousands)
Marketable equity securities
FHLMC Preferred Stock	313400657	Ca	$-	$558	$-	$558

Trust preferred securities
RBS Capital Fund	74928K208	B3	207	222	-	222

The following table presents a roll-forward of the cumulative amount of credit losses on the Company’s investment securities that have been recognized through earnings.

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Beginning balance of credit losses	$1,543	$1,543
Other-than-temporary impairment credit losses	-	-

Ending balance of cumulative credit losses recognized in earnings	$1,543	$1,543

Restricted Equity Securities

The investment in the common stock of the Federal Home Loan Bank of Atlanta is accounted for by the cost method, which also represents par value, and is made for long-term business affiliation reasons.  In addition, this investment is subject to restrictions relating to sale, transfer or other disposition.  Dividends are recognized in income when declared.  The carrying value of this investment at March 31, 2014 and December 31, 2013, was $6.3 million and $7.3 million, respectively.   The estimated fair value of this investment is $6.3 million as of March 31, 2014, and therefore it is not considered impaired.

Other equity securities represent an investment in the common stock of the Chattahoochee Bank of Georgia (“Chattahoochee”), a de novo bank in Gainesville, Georgia.  The Company accounts for this investment by the cost method.  This investment represents approximately 4.9% of the outstanding shares of Chattahoochee.  Since its initial capital raise, Chattahoochee has had limited stock transactions, and therefore, no fair market value is readily available.  The carrying value of this investment at March 31, 2014 and December 31, 2013, was $1.0 million.  The Company plans to hold this investment for the foreseeable future, and did not consider it impaired as of March 31, 2014.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES
(EXCLUDING FDIC-ACQUIRED LOANS)

The composition of loans is summarized as follows:

	March 31,	December 31,
	2014	2013
Commercial real estate:	(dollars in thousands)
Nonresidential	$262,753	$256,567
Multifamily	25,718	22,650
Farmland	30,116	23,420
Total commercial real estate loans	318,587	302,637

Construction and land	53,138	50,167

Residential real estate:
Mortgage loans, 1-4 family	176,344	177,456
Home equity	31,898	29,147
Total residential real estate loans	208,242	206,603

Consumer and other:
Indirect auto loans	135	247
Direct auto loans	6,097	6,640
Other	14,675	17,089
Total consumer and other loans	20,907	23,976

Commercial and industrial loans	101,696	101,161

	702,570	684,544
Loans acquired through FDIC-assisted acquisitions
Noncovered	59,774	63,318
Covered	47,684	50,891
Total loans	810,028	798,753

Total allowance for loan losses	(9,145)	(8,955)
Loans, net	$800,883	$789,798

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

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES
(EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Activity in the allowance for loan losses and recorded investment in loans by segment:

	Commercial Real Estate	Residential Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)

Balance, January 1, 2014	$2,080	$3,171	$1,229	$2,169	$306	$8,955
Add (deduct):
Charge-offs	-	(13)	-	-	(37)	(50)
Recoveries	-	42	-	-	28	70
Provision for loan losses	81	(78)	78	13	(29)	65
Balance, March 31, 2014	$2,161	$3,122	$1,307	$2,182	$268	$9,040

Allowance:
Ending balance: specific	$327	$709	$333	$110	$35	$1,514
Ending balance: collective	$1,834	$2,413	$974	$2,072	$233	$7,526

Loans:
Ending balance: individually evaluated for impairment	$4,379	$2,833	$3,815	$135	$52	$11,214
Ending balance: collectively evaluated for impairment	$314,208	$205,409	$49,323	$101,561	$20,855	$691,356

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES
(EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Activity in the allowance for loan losses and recorded investment in loans by segment:

	Commercial Real Estate	Residential Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)

Balance, January 1, 2013	$2,744	$3,251	$978	$1,724	$364	$9,061
Add (deduct):
Charge-offs	(276)	(735)	-	(810)	(154)	(1,975)
Recoveries	-	109	1	16	83	209
Provision for loan losses	(388)	546	250	1,239	13	1,660
Balance, December 31, 2013	$2,080	$3,171	$1,229	$2,169	$306	$8,955

Allowance:
Ending balance: specific	$343	$696	$305	$104	$47	$1,495
Ending balance: collective	$1,737	$2,475	$924	$2,065	$259	$7,460

Loans:
Ending balance: individually evaluated for impairment	$4,456	$2,939	$3,829	$135	$59	$11,418
Ending balance: collectively evaluated for impairment	$298,181	$203,664	$46,338	$101,026	$23,917	$673,126

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

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES
(EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Impaired loans by class are presented below for 2014:

					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	YTD 2014
	(dollars in thousands)
Loans with no related allowance recorded
Commercial real estate:
Nonresidential	$-	$-	$-	$-	$-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	3,367	3,367	-	3,392	-
Residential real estate:
Mortgage loans, 1-4 family	1,405	2,076	-	1,746	-
Home equity	-	-	-	-	-
Consumer and other:
Indirect auto loans	-	-	-	-	-
Direct auto loans	-	-	-	-	-
Other	-	-	-	-	-
Commercial and industrial loans	-	-	-	-	-

Loans with related allowance recorded
Commercial real estate:
Nonresidential	$4,379	$4,638	$327	$4,506	$7
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	448	517	333	451	1
Residential real estate:
Mortgage loans, 1-4 family	1,304	1,489	594	1,406	8
Home equity	124	124	115	127	-
Consumer and other:
Indirect auto loans	8	17	-	11	-
Direct auto loans	12	26	8	19	-
Other	32	44	27	37	-
Commercial and industrial loans	135	257	110	232	2

Total
Commercial real estate	$4,379	$4,638	$327	$4,506	$7
Construction and land	3,815	3,884	333	3,843	1
Residential real estate	2,833	3,689	709	3,279	8
Consumer and other	52	87	35	67	-
Commercial and industrial loans	135	257	110	232	2
Total	$11,214	$12,555	$1,514	$11,927	$18

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

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES
(EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Below is an analysis of the age of recorded investment in loans that are past due as of March 31, 2014.

	30-59	60-89		Total
	Days	Days	Non	Past		Total
	Past Due	Past Due	Accrual*	Due	Current	Loans
	(dollars in thousands)
Commercial real estate:
Nonresidential	$180	$-	$4,379	$4,559	$258,194	$262,753
Multifamily	-	-	-	-	25,718	25,718
Farmland	143	-	-	143	29,973	30,116
Total commercial real estate loans	323	-	4,379	4,702	313,885	318,587

Construction and land	49	67	1,848	1,964	51,174	53,138

Residential real estate:
Mortgage loans, 1-4 family	260	-	2,708	2,968	173,376	176,344
Home equity	34	-	124	158	31,740	31,898
Total residential real estate loans	294	-	2,832	3,126	205,116	208,242

Consumer and other:
Indirect auto loans	3	-	8	11	124	135
Direct auto loans	2	7	12	21	6,076	6,097
Other	2	-	31	33	14,642	14,675
Total consumer and other loans	7	7	51	65	20,842	20,907

Commercial and industrial loans	78	5	135	218	101,478	101,696
Total	$751	$79	$9,245	$10,075	$692,495	$702,570

*There were no accruing loans that were greater than 90 or more days past due at March 31, 2014.

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

*There were no accruing loans that were greater than 90 or more days past due at December 31, 2013.

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

At March 31, 2014, the Company had troubled debt restructurings totaling $7.7 million, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.  Included in nonaccruing loans at March 31, 2014, are troubled debt restructurings of $5.7 million.  In addition, at that date the Company had troubled debt restructurings totaling $2.0 million that were performing in accordance with their modified terms and are not included in nonaccruing loans.

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

Troubled debt restructurings for the periods ended:

	March 31, 2014
		Recorded
	Number	Investment
	of Modifications	Prior to Modifications	Recorded Investment
	(dollars in thousands)

Commercial real estate	3	$3,036	$2,844
Residential real estate	5	7,268	1,459
Construction and land	2	3,574	3,367
Commercial and industrial loans	-	-	-
Consumer and other	-	-	-
Total	10	$13,878	$7,670

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES
(EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

	December 31, 2013
		Recorded
	Number	Investment
	of Modifications	Prior to Modifications	Recorded Investment
	(dollars in thousands)

Commercial real estate	3	$3,036	$2,878
Residential real estate	5	7,268	1,488
Construction and land	2	3,574	3,380
Commercial and industrial loans	-	-	-
Consumer and other	-	-	-
Total	10	$13,878	$7,746

Troubled debt restructuring modifications that subsequently defaulted for the periods ended:

	March 31, 2014
	Number
	of Modifications	Recorded Investment
	(dollars in thousands)

Commercial real estate	3	$2,844
Residential real estate	4	1,457
Construction and land	1	1,400
Commercial and industrial loans	-	-
Consumer and other	-	-
Total	8	$5,701

	December 31, 2013
	Number
	of Modifications	Recorded Investment
	(dollars in thousands)
Commercial real estate	3	$2,878
Residential real estate	4	1,485
Construction and land	1	1,400
Commercial and industrial loans	-	-
Consumer and other	-	-
Total	8	$5,763

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

The Company analyzes the non FDIC-acquired loan portfolios through the use of pools of homogenous loan types and through a specific quarterly review of larger problem loans. It is expected that a certain percentage of loans will move through the asset quality grades from pass, to classified and ultimately loss.  The Company evaluates the non FDIC loan portfolio through review of four loan pool categories.

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

Credit quality indicators for loans by class are presented below for March 31, 2014 and December 31, 2013.

	As of March 31, 2014
				Construction
	Non-			and
	Residential	Multifamily	Farmland	Land
	(dollars in thousands)
Commercial Real Estate Credit Exposure
Pass 1	$-	$-	$-	$-
Pass 2	-	-	-	58
Pass 3	55,122	498	5,279	2,409
Pass 4	172,789	24,037	21,320	22,030
Pass 5	26,144	1,146	3,157	24,071
Special Mention 6	1,055	37	156	-
Special Mention Elevated 7	130	-	143	688
Substandard 8	3,134	-	61	2,034
Impaired Loans 9	4,379	-	-	1,848
Doubtful 10	-	-	-	-
Loss 11	-	-	-	-
Total	$262,753	$25,718	$30,116	$53,138

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

As of March 31, 2014
Commercial and Industrial
(dollars in thousands)
Commercial and Industrial Credit Exposure
Pass 1	$1,283
Pass 2	39
Pass 3	19,440
Pass 4	66,154
Pass 5	13,905
Special Mention 6	440
Special Mention Elevated 7	225
Substandard 8	75
Impaired Loans 9	135
Doubtful 10	-
Loss 11	-
Total	$101,696

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES
(EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

As of December 31, 2013
Commercial and Industrial
(dollars in thousands)
Commercial and Industrial Credit Exposure
Pass 1	$1,325
Pass 2	432
Pass 3	24,344
Pass 4	64,653
Pass 5	9,757
Special Mention 6	208
Special Mention Elevated 7	239
Substandard 8	68
Impaired Loans 9	135
Doubtful 10	-
Loss 11	-
Total	$101,161

	As of March 31, 2014
	Mortgage	Home Equity
	(dollars in thousands)
Residential Real Estate Credit Exposure
Pass 1-5	$170,473	$31,774
Special Mention 6	428	-
Special Mention Elevated 7	7	-
Substandard 8	2,728	-
Impaired Loans 9	2,708	124
Doubtful 10	-	-
Loss 11	-	-
Total	$176,344	$31,898

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.	LOANS AND ALLOWANCE FOR LOAN LOSSES
(EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

	As of December 31, 2013
	Mortgage	Home Equity
	(dollars in thousands)
Residential Real Estate Credit Exposure
Pass 1-5	$171,349	$29,147
Special Mention 6	460	-
Special Mention Elevated 7	-	-
Substandard 8	2,711	-
Impaired Loans 9	2,936	-
Doubtful 10	-	-
Loss 11	-	-
Total	$177,456	$29,147

	As of March 31, 2014
	Indirect	Direct
	Auto	Auto	Other
	(dollars in thousands)
Consumer and Other Credit Exposure
Pass 1-5	$127	$6,085	$14,634
Special Mention 6	-	-	-
Special Mention Elevated 7	-	-	-
Substandard 8	-	-	9
Impaired Loans 9	8	12	32
Doubtful 10	-	-	-
Loss 11	-	-	-
Total	$135	$6,097	$14,675

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

Loans not covered by loss-sharing agreements:	March 31,	December 31,
	2014	2013
	(dollars in thousands)
Commercial real estate	$21,269	$22,268
Residential real estate	28,115	30,134
Construction and land	5,573	5,156
Commercial and industrial	1,926	2,604
Consumer and other	2,891	3,156
	$59,774	$63,318

Loans covered by loss-sharing agreements:	March 31,	December 31,
	2014	2013
	(dollars in thousands)
Commercial real estate	$14,044	$14,161
Residential real estate	22,372	23,886
Construction and land	10,332	11,642
Commercial and industrial	801	864
Consumer and other	135	338
	$47,684	$50,891

The Bank entered into loss-sharing agreements as part of the acquisitions of Citizens and First Southern.  The covered loans above are covered pursuant to the FDIC loss-share agreements.  Those agreements provide for the FDIC to reimburse the Company for 80% of covered losses associated with these loans, pursuant to the terms of the agreements.  The FDIC agreements to reimburse are set to expire five years from the acquisition date for non-single family loans and ten years from the acquisition date for single family loans, while recoveries will be shared three years after the reimbursement expiration for the single family loans.

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

The following table represents the loans receivable as of March 31, 2014, and reflects reclassifications from the balances reported at December 31, 2013:

	Acquired Loans Without Specific Evidence of Deterioration in Credit Quality	Acquired Loans With Specific Evidence of Deterioration in Credit Quality	Total Loans Acquired
	(dollars in thousands)
Contractually required principal and interest	$169,079	$21,982	$191,061
Nonaccretable difference	(22,636)	(8,181)	(30,817)
Cash flows expected to be collected	146,443	13,801	160,244
Accretable yield	(48,289)	(4,497)	(52,786)
Basis in acquired loans	$98,154	$9,304	$107,458

The following table is a summary of changes in the accretable yields of acquired loans since December 31, 2012 and reflect refinements to the Company's initial estimate:

(dollars in thousands)	Accretable Yield

Balance at December 31, 2012	$28,882
Additions	21,189
Reclassification from nonaccretable difference	12,620
Accretion included in interest income	(29,459)
Adjustments to estimates of expected cash flows	19,509
Balance at December 31, 2013	$52,741
Additions	-
Reclassification from nonaccretable difference	4,304
Accretion included in interest income	(5,712)
Adjustments to estimates of expected cash flows	1,453
Balance at March 31, 2014	$52,786

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.	FDIC-ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following is a summary of the allowance for loan losses for the FDIC-acquired loans for 2014:

	Commercial Real Estate	Residential Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)
	-	-
Balance, January 1, 2014	$-	$-	$-	$-	$-	$-
Add (deduct):
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision for loan losses –noncovered	-	-	-	-	-	-
Provision for loan losses - covered	-	105	-	-	-	105
Balance, March 31, 2014	$-	$105	$-	$-	$-	$105

Allowance:
Ending balance: specific	$-	$-	$-	$-	$-	$-
Ending balance: collective	$-	$105	$-	$-	$-	$105

Loans:
Ending balance: individually evaluated for impairment	$13,200	$4,487	$4,959	$118	$1,656	$24,420
Ending balance: collectively evaluated for impairment	$22,113	$46,000	$10,946	$2,609	$1,370	$83,038

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.	FDIC-ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following is a summary of the allowance for loan losses for the FDIC-acquired loans for 2013:

	Commercial Real Estate	Residential Real Estate	Construction and Land	Commercial and Industrial	Consumer and Other	Total
	(dollars in thousands)
	-	-
Balance, January 1, 2013	$-	$-	$-	$-	$-	$-
Add (deduct):
Charge-offs	-	(2)	(38)	(35)	-	(75)
Recoveries	-	-	-	-	-	-
Provision for loan losses -noncovered	-	-	11	-	-	11
Provision for loan losses - covered	-	2	27	35	-	64
Balance, December 31, 2013	$-	$-	$-	$-	$-	$-

Allowance:
Ending balance: specific	$-	$-	$-	$-	$-	$-
Ending balance: collective	$-	$-	$-	$-	$-	$-

Loans:
Ending balance: individually evaluated for impairment	$13,425	$4,543	$5,994	$114	$1,706	$25,782
Ending balance: collectively evaluated for impairment	$23,004	$49,477	$10,804	$3,354	$1,788	$88,427

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

The following tables provide details of changes in the loss-share receivable from the FDIC for the periods indicated.

For the period ended March 31, 2014:
(dollars in thousands)
Balance, December 31, 2013	$41,306
Decrease in expected losses on covered assets	(581)
Accretion included in noninterest income	(2,031)
Reimbursements from the FDIC	(1,057)
Balance, March 31, 2014	$37,637

For the period ended December 31, 2013:
(dollars in thousands)
Balance, December 31, 2012	$60,731
Clawback liability reclassified from asset	703
Decrease in expected losses on covered assets	(371)
Accretion included in noninterest income	(9,293)
Reimbursements from the FDIC	(10,464)
Balance, December 31, 2013	$41,306

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.	OTHER REAL ESTATE OWNED (OREO)

The following table provides a summary of information pertaining to other real estate owned (“OREO”) for periods ended March 31, 2014 and December 31, 2013.

		Covered
	OREO	OREO	Total
	(dollars in thousands)
Balance, December 31, 2013	$3,482	$7,053	$10,535
Additions	299	415	714
Sales	(699)	(1,403)	(2,102)
Writedowns	(450)	30	(420)
Balance, March 31, 2014	$2,632	$6,095	$8,727

	OREO	Covered OREO	Total
	(dollars in thousands)
Balance, December 31, 2012	$3,242	$9,467	$12,709
Acquired in Frontier acquisition	786	-	786
Additions	2,430	4,873	7,303
Sales	(2,611)	(6,571)	(9,182)
Writedowns	(365)	(716)	(1,081)
Balance, December 31, 2013	$3,482	$7,053	$10,535

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

The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held for sale are sold within a few weeks of origination, they are unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value during the three months ended March 31, 2014, and twelve months ended December 31, 2013.

The following tables present financial assets measured at fair value at March 31, 2014 and December 31, 2013, on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected.  The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the mortgage loans held for sale and interest rate lock commitments referenced in the following tables.

	Recurring Fair Value Measurements at March 31, 2014
	Total Carrying Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets
Available for sale investment securities:
U.S. Government sponsored agencies (GSEs)	$53,660	$-	$53,660	$-
State and municipal securities	55,645	-	55,645	-
GSE residential mortgage-backed securities	194,959	-	194,959	-
Equity securities	780	558	222	-
Total available for sale investment securities	305,044	558	304,486	-
Mortgage loans held for sale	126,436	-	126,436	-
Interest rate swap – cash flow hedge	760	-	760
Other assets(1)	858	-	-	858
Total assets at fair value	$433,098	$558	$431,682	$858

(1)	This amount includes mortgage related interest rate lock commitments and mortgage derivative financial instruments to hedge interest rate risk for mortgage loans held for sale. Interest rate lock commitments were recorded on a gross basis.

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

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the three months ending March 31, 2014, and the year ending December 31, 2013.  There were no transfers into or out of Level 3, nor were there any transfers between Level 1 and Level 2 during these periods.

Three months March 31, 2014:	Other Assets(1)
(dollars in thousands)
Beginning balance, December 31, 2013	$1,762
Total gains (losses) included in earnings:(2)
Mortgage IRLCs	379
Mortgage securities forward commitments	(1,283)
Ending balance, March 31, 2014(3)	$858

Year ended December 31, 2013:	Other Assets(1)
(dollars in thousands)
Beginning balance, December 31, 2012	$287
Total gains (losses) included in earnings:(2)
Mortgage IRLCs	266
Mortgage securities forward commitments	1,209
Ending balance, December 31, 2013(3)	$1,762

(1)	Includes mortgage related IRLCs and derivative financial instruments entered into to hedge interest rate risk.
(2)	Amounts included in earnings are recorded in mortgage banking activities.
(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

A significant unobservable input utilized in the determination of fair value of other assets was a pull through rate, which was 82% as of March 31, 2014. A pull through rate is management’s assumption as to the percentage of loans in the pipeline that will close and eventually fund. It is based on the Company’s historical fall-out activity. Significant increases in this input in isolation would result in a significantly higher fair value measurement and significant decreases would result in a significantly lower fair value measurement. In addition, the fair value of an IRLC includes mortgage servicing rights that do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE9.	FAIR VALUE MEASUREMENTS (Continued)

	For Items Measured at Fair Value Pursuant to Election of the Fair Value Option: Fair Value Gain related to Mortgage Banking Activities
	Three Months Ended
	March 31, 2014	March 31, 2013
	(dollars in thousands)
Mortgage loans held for sale	$2,063	$841

The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale including escrow for which the fair value option (“FVO”) has been elected as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	Aggregate Fair Value	Aggregate Unpaid Principal Balance with Escrow Under FVO	Fair Value Over Unpaid Principal

Loans held for sale	$126,436	$122,818	$3,618

	December 31, 2013
	Aggregate Fair Value	Aggregate Unpaid Principal Balance with Escrow Under FVO	Fair Value Over Unpaid Principal

Loans held for sale	$110,669	$109,193	$1,476

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.	FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis

Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair market value of these assets usually result from the application of lower-of-cost-or-market (“LOCOM”) accounting or write-downs of individual assets.

The following is a description of the valuation methodologies used for instruments measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans:  Loan impairment is reported when full payment under the loan terms is not expected.  In accordance with the provisions of the loan impairment guidance (ASC 310-10-35), individual loans are carried at their fair value. Write downs of impaired loans are estimated using the present value of expected cash flows or the appraised value of the underlying collateral discounted as necessary due to management’s estimates of changes in economic conditions.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the loan impairment as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the loan impairment as nonrecurring Level 3.

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

Mortgage Servicing Rights (MSR): Mortgage servicing rights are initially recorded at the current LOCOM value when mortgage loans are sold with servicing retained. These assets are then amortized in proportion to and over the period of estimated net servicing income. On a quarterly basis these servicing assets are assessed for impairment based on fair value. Management determines fair value by stratifying the servicing portfolio into homogeneous subsets with unique behavior characteristics, converting those characteristics into income and expense streams, adjusting those streams for prepayments, present valuing the adjusted streams, and combining the present values into a total. If the carrying value of any loan stratification tranche is higher than the present value of the tranche, an impairment is recorded.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.	FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes financial assets measured at fair value on a nonrecurring basis:

	Nonrecurring Fair Value Measurements at March 31, 2014
	Total Carrying Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets
Impaired Loans(1)	$11,214	$-	$-	$11,214
OREO	2,632	-	-	2,632
Covered OREO	6,095	-	-	6,095
Mortgage servicing rights (MSR)	902	-	-	902
Total	$20,843	$-	$-	$20,843

	Nonrecurring Fair Value Measurements at December 31, 2013
	Total Carrying Value	Level 1	Level 2	Level 3
	(dollars in thousands)
Assets
Impaired Loans(1)	$11,418	$-	$-	$11,418
OREO	3,482	-	-	3,482
Covered OREO	7,053	-	-	7,053
Mortgage servicing rights (MSR)	202	-	-	202
Total	$22,155	$-	$-	$22,155

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

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

Quantitative Information about Level 3 Fair Value Measurements:

(dollars in thousands)	Fair Value at March 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$11,214	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (72%)
OREO	2,632	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (60%)
Covered OREO	6,095	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (69%)
MSR	902	Discounted cash flows	Discount rate	10%
			Prepayment Speeds	9%

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments such as historical loss experience on the type of collateral.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.	FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities Not Measured at Fair Value on a Recurring or Nonrecurring Basis

The following is a description of the valuation methodologies used for instruments not measured at fair value on a recurring or nonrecurring basis and recognized in the accompanying consolidated balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

The following tables present the assets that are measured at fair value on a nonrecurring basis by level within the fair value hierarchy as reported on the consolidated statements of financial position.

	Carrying Value	Fair Value Measurements at March 31, 2014
		Total Fair Value	Level 1	Level 2	Level 3
		(dollars in thousands)
Assets
Cash and short-term investments	$39,413	$39,413	$39,413	$-	$-
Other investments	7,292	7,292	-	-	7,292
Loans, excluding covered loans	762,344	773,975	-	-	773,975
Covered loans	47,684	47,684	-	-	47,684
FDIC loss-share receivable	37,637	37,637		-	37,637
Total assets at fair value	$894,370	$906,001	$39,413	$-	$866,588

Liabilities
Deposits	$1,126,654	$1,116,497	$-	$-	$1,116,497
Federal funds purchased and securities sold under repurchase agreements	33,785	37,770	37,770	-	-
Other borrowings	116,127	108,207	-	-	108,207
Total liabilities at fair value	$1,276,566	$1,262,474	$37,770	$-	$1,224,704

	Carrying Value	Fair Value Measurements at December 31, 2013
		Total Fair Value	Level 1	Level 2	Level 3
		(dollars in thousands)
Assets
Cash and short-term investments	$38,183	$38,183	$38,183	$-	$-
Other investments	8,352	8,352	-	-	8,352
Loans, excluding covered loans	747,862	759,668	-	-	759,668
Covered loans	50,891	50,891	-	-	50,891
FDIC loss-share receivable	41,306	41,306		-	41,306
Total assets at fair value	$886,594	$898,400	$38,183	$-	$860,217

Liabilities
Deposits	$1,076,421	$1,066,943	$-	$-	$1,066,943
Federal funds purchased and securities sold under repurchase agreements	37,648	39,661	39,661	-	-
Other borrowings	131,394	122,937	-	-	122,937
Total liabilities at fair value	$1,245,463	$1,229,541	$39,661	$-	$1,189,880

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.	FAIR VALUE MEASUREMENTS (Continued)

Current accounting guidance requires fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on settlements using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets, and, in many cases, could not be realized in immediate settlement of the instrument. Current accounting guidance excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

The Company recognized an after-tax unrealized gain on its cash flow hedge in other comprehensive income of $456,000 as of March 31, 2014.

The Company recognized a $760,000 cash flow hedge asset in other assets on the consolidated balance sheet at March 31, 2014.  There was no ineffectiveness in the cash flow hedge during the three month period ended March 31, 2014.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes.  As of March 31, 2014, the Company was not required to provide collateral for the derivative.  Also, the Company has a netting agreement with the counterparty.

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.	DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Derivative Instruments – Mortgage Lending Activities

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale for which the fair value option has been elected. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing rights. Derivative instruments used include forward commitments, mandatory commitments and best effort commitments. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. A net realized loss of $904,000 was recorded for all related commitments for the three months ended March 31, 2014.

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

	Contract Amount
	March 31, 2014	December 31, 2013
	(dollars in thousands)
Mortgage-backed securities forward commitments	$157,500	$128,000
Best efforts sale commitments	17,049	19,418
Total commitments	$174,549	$147,418

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.	SEGMENT INFORMATION

The Company’s operating segments include banking and mortgage banking.  The reportable segments are determined by the products and services offered, and internal reporting.  Segment performance is evaluated using net interest income and noninterest income. Income taxes are allocated based on income before income taxes, and indirect expenses (includes management fees) are allocated based on various internal factors for each segment. Transactions among segments are made at fair value. Information reported internally for performance assessment follows.

Three months ended March 31, 2014	Bank	Mortgage Banking	Holding Company	Totals
	(dollars in thousands)
Net interest income	$13,146	$825	$-	$13,971
Provision for loan losses	170	-	-	170
Noninterest income	1,089	2,392	6	3,487
Noninterest expense	11,466	3,815	195	15,476
Income tax expense (benefit)	725	(185)	(71)	469
Segment profit (loss)	$1,874	$(413)	$(118)	$1,343

Segment assets at March 31, 2014	$1,262,999	$136,662	$13,879	$1,413,540

Three months ended March 31, 2013	Bank	Mortgage Banking	Holding Company	Totals

	(dollars in thousands)
Net interest income	$12,836	$19	$-	$12,855
Provision for loan losses	485	-	-	485
Noninterest income	4,577	2,182	6	6,765
Noninterest expense	10,964	2,206	186	13,356
Income tax expense (benefit)	1,921	(1)	(69)	1,851
Segment profit (loss)	$4,043	$(4)	$(111)	$3,928

Segment assets at March 31, 2013	$1,338,071	$20,849	$11,630	$1,370,550

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

Index
HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.	ACQUISITION ACTIVITY (continued)

Explanations
(a)	The adjustment represents the cash received from the FDIC to reflect the acquisition of excess liabilities assumed over assets acquired and the asset purchase discount.
(b)	The adjustment reflects fair value adjustments based on the evaluation of the acquired loan portfolio. The fair value adjustment includes adjustments for estimated credit losses, liquidity and servicing costs.
(c)	The adjustment represents the estimated credit losses in the acquired other real estate owned.
(d)	The adjustment represents the consideration paid for the value of the core deposit base assumed in the acquisition. The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the average life of the deposit base, estimated to be ten years.
(e)	The adjustment is necessary because the weighted average interest rate of the CD's acquired exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce interest expense on a declining basis over the average life of the portfolio.
(f)	The adjustment is necessary because the weighted average interest rate of the other borrowings assumed exceeded the cost of similar funding at the time of acquisition. The fair value adjustment will be amortized to reduce interest expense on a declining basis over the average life of the borrowings.
(g)	The amount represents the deferred tax liability recorded as a result of the recorded gain on acquisition.

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

On April 21, 2014, the Company entered into an Agreement of Plan of Merger to acquire all of the common stock of Alarion Financial Services, Inc. (“Alarion”), in a stock transaction valued at approximately $22.1 million.

Alarion, headquartered in Ocala, Florida, is the holding company for Alarion Bank, which operates six branches in Ocala, Gainesville and Alachua (suburban Gainesville). As of March 31, 2014, Alarion reported approximately $284 million in assets, $200 million in loans, $242 million in deposits and $18 million in tangible common equity. Upon completion of the transaction, Heritage is expected to have approximately $1.7 billion in assets, $1.0 billion in loans, and $1.4 billion in deposits. The transaction is expected to be immediately accretive to Heritage’s fully diluted earnings per share, excluding deal costs.

Under the terms of the agreement, which has been unanimously approved by the Boards of Directors of both companies, Alarion’s stockholders will receive 0.44 shares of Heritage’s common stock for each share of Alarion common stock owned, resulting in the issuance of a total of approximately 1,159,000 shares in the exchange. Additionally, in connection with the transaction, affiliates of Jacobs Asset Management, LLC that are investors in both Heritage and the preferred stock of Alarion will exchange approximately $4.5 million of Alarion preferred stock and accrued but unpaid dividends for approximately 178,000 shares of Heritage common stock and approximately $1.7 million in cash. These transactions, which are subject to regulatory approval, the approval of the stockholders of Alarion and other customary conditions, is expected to close in the third quarter of 2014.

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.   When used in this Quarterly Report on Form 10-Q and in other filings by the Company with the Securities and Exchange Commission (the  “SEC”), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, including, among other things, (i) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company’s market areas; (ix) legislative or regulatory changes that adversely affect the Company’s business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the new overdraft protection regulations and customers’ responses thereto; (x) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xi) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xii) costs and effects of litigation, including settlements and judgments; (xiii) compliance risk with the FDIC loss-share agreements; (xiv) competition; and (xv) performance risk of mortgage loans sold on the secondary market.  The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General.  Heritage is a $1.4 billion bank holding company headquartered in Albany, Georgia.  The principal business of Heritage is operating its wholly owned subsidiary, HeritageBank.  Heritage primarily conducts commercial banking, retail banking, mortgage banking and wealth management activities through its bank subsidiary.  As of March 31, 2014, HeritageBank operated in Georgia, Florida and Alabama through 29 banking locations, 15 mortgage offices and 5 investment offices. HeritageBank provides credit based products, deposit accounts, corporate cash management, investment support and other services to commercial and retail clients.

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

In March 2013, we completed an FDIC-assisted whole-bank purchase of Frontier Bank, a nine branch full service bank based in LaGrange, Georgia with approximately $98.0 million in loans and $212.0 million in deposits, and in November 2013, we opened a banking location and mortgage office in Columbus, Georgia.  In December 2013, we opened a banking location and mortgage office in Birmingham, Alabama, and in February 2014 we opened a mortgage office in Colorado Springs, Colorado.

Critical Accounting Policies

The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments.  The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our customers, in aggregate and by payment due dates.  In addition to the commitments below, we had overdraft protection available in the amount of $23.1 million at March 31, 2014.

	March 31, 2014
	Less than One Year	One through Three Years	Four through Five Years	After Five Years	Total
	(In thousands)
Contractual obligations:
FHLB advances	$25,068	$37,591	$36,878	$16,590	$116,127
Fed funds purchased and securities sold under repurchase agreement	3,785	15,000	10,000	5,000	33,785
Operating leases (premises)	931	1,844	1,564	2,415	6,754
Total advances and operating leases	$29,784	$54,435	$48,442	$24,005	$156,666

Off-balance sheet loan commitments:
Undisbursed portions of loans closed	$19,573	$3,214	$1,231	$-	$24,018
Commitments to originate loans	97,927	-	-	-	97,927
Unused lines of credit	79,768	9,084	5,043	17,532	111,427
Total loan commitments	197,268	12,298	6,274	17,532	233,372
Total contractual obligations and loan commitments	$227,052	$66,733	$54,716	$41,537	$390,038

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

General.  Total assets increased by $32.6 million, or 2.4%, to $1.414 billion at March 31, 2014, from $1.381 billion at December 31, 2013.  Cash and due from banks decreased $7.1 million, or 20.4%, to $27.7 million at March 31, 2014, from $34.8 million at December 31, 2013.  Total interest-earning assets increased $46.1 million, or 3.8%, to $1.253 billion at March 31, 2014, from $1.207 billion at December 31, 2013.  The increase in interest-earning assets was driven by increases in loans of $11.3 million, loans held for sale of $15.8 million, securities available for sale of $10.7 million, interest bearing deposits in banks of $7.2 million and federal funds sold of $1.1 million.  At the same time, interest-bearing deposits increased $35.4 million, other borrowings decreased $15.3 million, and federal funds purchased and securities sold under repurchase agreements declined $3.9 million.

Cash and Securities.  Cash and securities (including bank deposits and federal funds sold) increased in the aggregate $12.0 million, or 3.6%, to $344.5 million, or 24.4% of total assets, at March 31, 2014, from $332.5 million, or 24.1% of total assets, at December 31, 2013. At March 31, 2014, our liquidity position as a percentage of total assets improved as a result of growth in the balance of securities available for sale coupled with improvement in the unrealized loss of the securities portfolio as compared to December 31, 2013.

	At March 31, 2014	At December 31, 2013	Amount Change	Percent Change
	(Dollars in thousands)
Cash and due from banks	$27,703	$34,804	$(7,101)	(20.4)%
Interest-bearing deposits in banks	10,495	3,249	7,246	223.0
Federal funds sold	1,215	130	1,085	834.6
Securities available for sale, at fair value	305,044	294,299	10,745	3.7
Total	$344,457	$332,482	$11,975	3.6%

At March 31, 2014, our securities portfolio consisted of $53.7 million in GSE securities, $195.0 million in GSE residential mortgage-backed securities, $55.6 million in state and municipal securities, and $780,000 in corporate equity securities.  We believe it is probable that we will be able to collect the amounts due under the contractual terms of the securities portfolio.  Therefore we do not believe any securities experienced other than temporary impairment at March 31, 2014.  See Note 4 to the Consolidated Financial Statements in this Form 10-Q for additional information.

We expect to lower our excess liquidity on the basis of cash, funds due from banks, federal funds sold, and securities as a percent of total assets throughout 2014.  We continue to believe that utilizing some of our excess liquidity to increase our loan portfolio as a percentage of total assets is a prudent strategy for us throughout 2014.

Loans.  Our loan portfolio increased $11.3 million, or 1.4%, to $810.0 million at March 31, 2014, from $798.8 million at December 31, 2013.  Overall, the change in the loan portfolio was primarily driven by organic loan growth of $18.0 million offset in part by principal pay downs and resolutions of $3.5 million for noncovered loans and $3.2 million for covered loans.  We continue to emphasize a diversified lending strategy as we noted balance growth in most of our major loan categories for the quarter. We also continue to see more opportunities to take market share from the regional and community banks competing within our market footprint.  We continue to seek opportunities to grow our loan portfolio through organic growth, branch acquisitions, loan purchases, and whole bank acquisitions.

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reflects the changes in the types of loans in our portfolio at March 31, 2014, as compared to the end of 2013.

	Loans by Type as of
	March 31,	December 31	Amount	Percentage
	2014	2013	Change	Change
	(dollars in thousands)
Non-FDIC-acquired loans:
Nonresidential	$262,753	$256,567	$6,186	2.4%
Multifamily	25,718	22,650	3,068	13.5
Farmland	30,116	23,420	6,696	28.6
Construction and land	53,138	50,167	2,971	5.9
Mortgage loans, 1-4 family	176,344	177,456	(1,112)	(0.6)
Home equity	31,898	29,147	2,751	9.4
Consumer and other	20,907	23,976	(3,069)	(12.8)
Commercial and industrial	101,696	101,161	535	0.5
	702,570	684,544	18,026	2.6

Loans acquired through FDIC-assisted acquisitions:
Noncovered loans	59,774	63,318	(3,544)	(5.6)
Covered loans	47,684	50,891	(3,207)	(6.3)
	107,458	114,209	(6,751)	(5.9)
Total loans	$810,028	$798,753	$11,275	1.4%

Loans Held for Sale.  At March 31, 2014, we had approximately $126.4 million in loans held for sale, which are mortgage loans generated to be sold to investors, as compared to $110.7 million at December 31, 2013.  The increase was driven by our decision to slow loan sales to Fannie Mae during the quarter in order to sell to Freddie Mac for better execution.  The Company received approval to sell loans to Freddie Mac at the end of the first quarter of 2014, and expects to deliver loans during the second quarter of 2014.  During the first quarter of 2014 we generated $135.5 million in mortgage loan originations, and we anticipate this positive trend in mortgage loan originations held for sale to continue throughout 2014.  We typically hold these loans for less than ninety days and earn the stated rate on the note until they are purchased by the investor.  We currently have $26.7 million of mortgage loans held for sale that have been held longer than ninety days as of March 31, 2014, and we held a mortgage repurchase reserve, used in the event a loan is repurchased from an investor, of $32,000 as of March 31, 2014.  We do not anticipate difficulty in selling the loans we have held greater than ninety days to an investor in the foreseeable future.  See Notes 1 and 9 to the Consolidated Financial Statements in this Form 10-Q for additional information.

Delinquencies and Nonperforming Assets.  As of March 31, 2014, our total loans delinquent for 30 to 89 days was $830,000, or 0.12% of total loans, excluding FDIC-acquired loans, compared to $1.0 million, or 0.15% of total loans, excluding FDIC-acquired loans, at December 31, 2013.  At March 31, 2014, our nonperforming assets, excluding FDIC-acquired, totaled $10.3 million, or 0.73% of total assets, compared to $11.2 million, or 0.81% of total assets, at December 31, 2013. This $874,000, or 7.8%, decrease was primarily driven by an OREO write down of $450,000 and OREO sales net of additions of $235,000 for the quarter.  Included in nonaccruing loans at March 31, 2014, are troubled debt restructurings of $5.7 million, which involve forgiving a portion of interest or principal on loans or making loans at a rate materially below market.

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our loan portfolio includes FDIC-acquired loans, which are generally recorded at a deep discount from the contractual principal value and accounted for under ASC 310-30.  These loans acquired through FDIC-assisted acquisitions are excluded from the delinquent loan tables below.  See Accounting for FDIC-assisted Acquisitions and Note 6 to the Consolidated Financial Statements in this Form 10-Q for additional information about FDIC-acquired loans.

The table below sets forth the amounts and categories of nonperforming assets in our portfolio, excluding loans and foreclosed assets acquired through FDIC-assisted acquisitions, at the dates indicated.

	Nonperforming Assets
	March 31, 2014	December 31, 2013	Amount Change	Percent Change
	(Dollars in thousands)
Nonaccruing loans	$9,245	$9,434	$(189)	(2.0)%
Foreclosed assets	1,104	1,789	(685)	(38.3)
Total nonperforming assets	$10,349	$11,223	$(874)	(7.8)%

Nonperforming loans, excluding FDIC-acquired loans, decreased to 1.32% of total loans, excluding FDIC-acquired loans, at March 31, 2014, from 1.38% at December 31, 2013, primarily driven by continued improvement in our loan portfolio trends.  We are cautiously optimistic that the positive trend of nonperforming loans, excluding FDIC-acquired loans, will continue to improve as a percentage of total loans, excluding FDIC-acquired loans, throughout 2014.

OREO, excluding FDIC-acquired assets, was $1.1 million at March 31, 2014, compared to $1.8 million at December 31, 2013.  We continue to aggressively confront credit quality issues in our loan portfolio.  OREO experienced a decrease primarily driven by write downs and sales for the first quarter of 2014 in excess of additions.  We believe the current value of each OREO property represents our estimated disposition value less estimated selling expenses based on current appraisals and market data.  All of these properties are being marketed actively for disposition.  For the quarter ended March 31, 2014, we had gross proceeds on sales of OREO, excluding covered FDIC-acquired assets, of $883,000 and recorded a net gain of approximately $184,000 on those sales.  See Note 8 to the Consolidated Financial Statements in this Form 10-Q for more information.

Our internally criticized (watch list) and classified assets, excluding FDIC-acquired loans, totaled $22.0 million at March 31, 2014, compared to $22.7 million at December 31, 2013.  This includes loans with respect to which known information about the possible credit problems of the borrowers has caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.  These balances include the aforementioned nonperforming loans, OREO, and repossessed assets.  These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

The table below sets forth the amounts of criticized and classified assets in our portfolio, excluding FDIC-acquired loans and OREO, at the dates indicated.

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)

Total criticized assets	$22,026	$22,741
Total classified assets	18,717	19,582

Total criticized assets to total loans	3.14%	3.32%
Total classified assets to total loans	2.66%	2.86%

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

Allowance for Loan Losses.  Our allowance for loan losses at March 31, 2014, was $9.1 million and at December 31, 2013, was $8.9 million.   Excluding FDIC-acquired loans, the allowance for loan losses to total loans was 1.30% at March 31, 2014, and 1.31% at December 31, 2013.  This slight decrease reflects improving credit trends in our loan portfolio, and we are cautiously optimistic the improvement will continue into 2014.

The following table sets forth asset quality information, excluding FDIC-acquired loans for the periods indicated:

	March 31, 2014	December 31, 2013	March 31, 2013
	(dollars in thousands)
Allowance for loan losses to total loans	1.30%	1.31%	1.51%
Allowance for loan losses to average loans	1.32%	1.33%	1.53%
Allowance for loan losses to nonperforming loans	98.92%	94.91%	71.56%

Accruing loans past due 30-89 days	$830	$1,001	$1,316

Nonaccrual loans	9,245	9,434	12,723
Loans - 90 days past due & still accruing	-	-	-
Total nonperforming loans	9,245	9,434	12,723
OREO and repossessed assets	1,104	1,789	3,028
Total nonperforming assets	$10,349	$11,223	$15,751

Nonperforming loans to total loans	1.32%	1.38%	2.11%
Nonperforming assets to total assets	0.73%	0.81%	1.15%
Net (recoveries) charge-offs QTD to average loans (annualized)	(0.01)%	0.10%	0.27%
Net (recoveries) charge-offs QTD	$(20)	$160	$406

We assess the allowance for loan losses on a quarterly basis and make provisions for loan losses as necessary in order to maintain the proper level of allowance.  While we use available information to recognize losses on loans, future loan loss provisions may be necessary based on changes in economic conditions.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses and may require us to recognize additional provisions based on their judgment of information available to them at the time of their examination.  The allowance for loan losses is maintained at a level that represents management's best estimate of inherent losses in the loan portfolio, and such losses were both probable and reasonably estimable.  The level of the allowance is based on estimates and the ultimate losses may vary from the estimates.  See Note 5 to the Consolidated Financial Statements in this Form 10-Q for additional information.

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Premises and Equipment. Premises and equipment increased $625,000, or 1.6%, to $38.6 million at March 31, 2014, compared to December 31, 2013, primarily driven by the purchase of a commercial building during the first quarter for $775,000 in Albany, Georgia, which is planned for general corporate expansion for our operations departments.

Goodwill, Intangible Assets and Other Assets. Goodwill and intangible assets increased $504,000, or 11.9%, to $4.8 million at March 31, 2014, compared to $4.3 million at December 31, 2013.  The increase was driven by growth in the MSRs net of amortization of $699,000, partially offset by the amortization expense of $195,000 related to core deposit intangibles for the first quarter of 2014.

Cash surrender value of bank owned life insurance (“BOLI”) increased $189,000 to $24.4 million at March 31, 2014, from December 31, 2013, driven by the earnings of the BOLI policies for the first quarter of 2014.  Other assets decreased $1.0 million to $20.4 million at March 31, 2014, compared to December 31, 2013, primarily due to reductions in the fair market value of the cash flow hedge of $1.6 million, the fair market value of mortgage related interest rate lock commitments and derivative financial instruments used to hedge interest rate risk of $903,000, offset in part by an increase in deferred tax assets of $1.4 million. See Note 10 to the Consolidated Financial Statements in this Form 10-Q for more information.

Deposits.  Total deposits increased $50.2 million, or 4.7%, to $1.127 billion at March 31, 2014, compared with $1.076 billion at December 31, 2013, primarily driven by core deposit growth of $46.2 million, wholesale deposit growth of $2.7 million, and time deposit growth of $1.3 million.

Borrowings and Other Liabilities.  The total amount of other borrowings decreased $15.3 million to $116.1 million at March 31, 2014, from $131.4 million at December 31, 2013.  The reduction in other borrowings was driven by the repayment of short-term FHLB borrowings of $15.0 million and the fair market value rate adjustment for the FHLB borrowings reflected as a reduction to interest expense of $267,000.  The weighted average rate on these other borrowings was 1.75% for the first quarter of 2014 compared to 2.59% for the same period in 2013.  Federal funds purchased and securities sold under repurchase agreements decreased $3.9 million to $33.8 million at March 31, 2014, compared to $37.7 million at December 31, 2013, primarily driven by reductions in the customer repurchase agreements of $2.0 million and the federal funds purchased from Chattahoochee Bank of Georgia of $1.9 million.

Equity.  Total equity increased $2.9 million to $128.0 million at March 31, 2014, compared with $125.1 million at December 31, 2013, primarily driven by other comprehensive income of $1.6 million, net income of $1.3 million, stock-based compensation of $224,000, and the allocation of $252,000 in ESOP shares, offset in part by cash dividend payments of $493,000.

Accounting for FDIC-Assisted Acquisitions

General.  We perform ongoing assessments of the estimated cash flows of our FDIC-acquired loan portfolios accounted under ASC 310-30.  At March 31, 2014, the fair value of the FDIC-acquired loan portfolios consisted of $47.7 million in covered and $59.8 million in noncovered loans, compared with $50.9 million in covered and $63.3 million in noncovered loans at December 31, 2013.  The principal balance of the FDIC-acquired loan portfolios totaled $165.8 million at March 31, 2014, compared with $177.8 million at December 31, 2013.  The decrease in FDIC-acquired loans was driven by the portfolio paydowns and resolutions.

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

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first quarter of 2014, we recorded an allowance against the FDIC-acquired noncovered perm 1-4 loan pool for Frontier of $105,000 for a valuation adjustment needed to adjust the yield.  The remaining FDIC-acquired loan pools experienced improvement in cash flows, which positively impacted the FDIC-acquired loan accretion related to the pooled loans.  At March 31, 2014, the FDIC-acquired loans individually assessed did not experience any charge-offs related to inadequate discounts as a result of the re-estimation of cash flows for such loans compared to $75,000 at December 31, 2013, and $35,000 at March 31, 2013.  See Note 6 to the Consolidated Financial Statements in this Form 10-Q for additional information.

FDIC Loss-Share Receivable and Clawback Liability.  At March 31, 2014, the FDIC loss-share receivable associated with covered FDIC-acquired assets decreased $3.7 million to $37.6 million, or 37.5% of the principal balance of covered FDIC-acquired assets, compared to $41.3 million, or 37.8% of the principal balance of covered FDIC-acquired assets, at December 31, 2013. The principal balance of the covered FDIC-acquired assets totaled $100.5 million at March 31, 2014, compared with $109.2 million at December 31, 2013.  The reduction in the FDIC loss-share receivable during the first quarter of 2014 was primarily driven by $2.0 million of negative accretion, which resulted from the improvement in cash flows for the FDIC-acquired loan pools and was included in noninterest income, and $1.1 million of reimbursements received from the FDIC.

As of March 31, 2014, we have recorded an FDIC clawback liability of $2.5 million for all FDIC loss-share agreements, compared to $1.9 million at December 31, 2013.  This increase in FDIC clawback liability was driven by an improvement in estimates of expected cash flows for the FDIC-acquired assets covered under loss-sharing agreements. See Note 7 to the Consolidated Financial Statements in this Form 10-Q for additional information.

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the FDIC loss-share receivable and clawback liability in more detail for the periods indicated.

	March 31, 2014	December 31, 2013
	(dollars in thousands)
FDIC loss-share receivable:
Single family estimated credit losses	$8,446	$8,995
Nonsingle family estimated credit losses	27,459	30,077
Pending reimbursements and other	1,732	2,234
Total	$37,637	$41,306

FDIC clawback liability	$2,484	$1,941
Total covered discount impacting FDIC loss-share receivable	35,906	39,071

FDIC receivable as % of gross balance of covered assets	37.5%	37.8%
Covered discount as % of FDIC loss-share receivable	95.4%	94.6%

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	Three Months Ended March 31,
	2014				2013
	(Dollars in Thousands)
	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate	Average Outstanding Balance		Interest Earned/ Paid	Yield/ Rate
Interest-Earning Assets:
Loans	$903,153		$14,379	6.46%	$698,905		$13,486	7.83%
Investment securities	301,407		1,680	2.26	237,729		1,248	2.13
Other short-term investments	20,715		20	0.39	45,613		24	0.21
Total interest-earning assets	1,225,275		16,079	5.32	982,247		14,758	6.09
Noninterest earning assets	163,312				166,667
Total assets	1,388,587				1,148,914

Interest-Bearing Liabilities:
Interest checking, money market, savings	555,828		327	0.24%	475,176		287	0.24%
Time deposits	382,486		813	0.86	321,970		767	0.97
Total interest-bearing deposits	938,314		1,140	0.49	797,146		1,054	0.54
Federal funds purchased and securities sold under repurchase agreements	35,977		329	3.71	34,273		328	3.88
Other borrowings	119,413		515	1.75	65,965		421	2.59
Total interest bearing liabilities	1,093,704		1,984	0.74	897,384		1,803	0.81

Noninterest Bearing Liabilities:
Demand deposits	158,583				119,059
Other liabilities	8,475				11,671
Total noninterest bearing liabilities	167,058				130,730
Total liabilities	1,260,762				1,028,114
Stockholder’s equity	127,825				120,800
Total liabilities and stockholder’s equity	1,388,587				1,148,914

Net interest income			$14,095				$12,955
Net interest rate spread				4.59%				5.28%
Net earning assets	$131,571				$84,863
Net interest margin				4.66%				5.35%

Average interest-earning assets to average interest-bearing liabilities	1.12	x			1.09	x

Core net interest margin (non-GAAP):
Loans(1)(2)	$903,153		$14,379	6.46%	$698,905		$13,486	7.83%
FDIC-acquired loan discount adjustments(3)	61,056		3,850	25.57	67,744		4,588	27.47
Loans	964,209		10,529	4.43	766,649		8,898	4.71

Adjusted total interest-earning assets	1,286,331		12,229	3.86	1,049,991		10,170	3.93

Total interest bearing liabilities	$1,093,704		1,985	0.74	$897,384		1,803	0.81

Core net interest income			$10,244				$8,367
Core net interest rate spread				3.12%				3.11%

Core net interest margin				3.23%				3.23%

(1)	Average loan balances includes nonaccrual loans for the periods presented.
(2)	Fully Taxable Equivalent (“FTE”) at the rate of 34%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 34% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.
(3)	FDIC-acquired loan discount adjustments include the reduction of interest income for FDIC-acquired loan discount accretion excluding contractual interest payments and the increase of core loans for the total balance of FDIC-acquired loan discounts.

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

	Three Months Ended March 31,
	2014 vs. 2013
	Increase (Decrease)		Total
	Due to		Increase
	Volume	Rate	(Decrease)
	(Dollars in Thousands)
Interest-earning assets:
Loans	$3,941	$(3,048)	$893
Investment securities	334	98	432
Other short-term investments	(13)	9	(4)
Total interest-earning assets	$4,262	$(2,941)	$1,321

Interest-bearing liabilities:
Interest checking, money market, savings	$49	$(9)	$40
Time deposits	144	(98)	46
Federal funds purchased and securities sold under repurchase agreements	16	(15)	1
Other borrowings	341	(247)	94
Total interest-bearing liabilities	$550	$(369)	$181

Increase in net interest income			$1,140

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month Periods Ended March 31, 2014 and 2013

General.  During the quarter ended March 31, 2014, we recorded net income of $1.3 million, or $0.18 basic and diluted earnings per share, compared to a net income of $3.9 million, or $0.52 basic and diluted earnings per share, for the quarter ended March 31, 2013.  This $2.6 million decline in operating results reflects a reduction in the gain on acquisitions and an increase in salaries and employee benefits partially offset by improved interest income on loans and securities.

Interest Income.  Total interest income for the first quarter of 2014 increased $1.3 million, or 8.8%, to $16.0 million, compared to $14.7 million for the same quarter in 2013.  The increase was due to a $243.0 million, or 24.7%, increase in average interest-earning assets to $1.225 billion for the first quarter of 2014 compared to $0.982 billion for the same quarter in 2013, with the increase driven by the Frontier FDIC-assisted acquisition during the first quarter of 2013 and, to a lesser extent, organic loan growth.  Also positively impacting interest income was the structural balance sheet shift from lower yielding short-term investments to higher yielding loans and investment securities.  However, the yield on interest-earning assets declined by 77 basis points to 5.32% during the first quarter of 2014 as compared to 6.09% for the same quarter in 2013.

Interest income, on a fully taxable equivalent basis, on loans for the first quarter of 2014 was $14.4 million compared to $13.5 million for the same quarter in 2013.  The $893,000 increase in interest income on loans was primarily driven by growth in average loan balances of $204.2 million offset in part by a reduction of 137 basis points in the weighted average yield on loans to 6.46% for the first quarter of 2014 compared to the prior year.  The growth in average loan balances for the first quarter of 2014 compared to the prior year was driven by the Frontier FDIC-assisted acquisition and organic loan growth for most of our markets.  The reduction in the weighted average loan yield was also driven by our Frontier FDIC-assisted acquisition where these FDIC-acquired loans are carrying a lower yield compared to our other FDIC-acquired loans coupled with a reduction in the yield on our core loan portfolio as maturing rates were replaced at lower yields for the first quarter of 2014 compared to the prior year.

Interest income, on a fully taxable equivalent basis, on investment securities for the first quarter of 2014 was $1.7 million compared to $1.2 million for the same quarter in 2013.  The weighted average yield on investments for the first quarter of 2014 improved 13 basis points to 2.26% compared to 2.13% for the first quarter of 2013.  Also, positive growth in the average balance of investment securities of $63.7 million for the first quarter of 2014 impacted the interest income on investment securities.  We anticipate the yield on our investment portfolio to improve during 2014 as a result of our ability to replace maturing investments with higher yielding investments.

Interest income on other short-term investments for the first quarter of 2014 decreased $4,000 to $20,000 compared to the same quarter in 2013.  The decline was driven by a reduction in the average balance of other short-term investments of $24.9 million as excess liquidity was used to fund organic loan growth.  However, the average yield on other short-term investments improved 18 basis points to 0.39% for the first quarter of 2014 compared to the same quarter in 2013, which partially offset the decline in volume.

Interest Expense.  Total interest expense for the first quarter of 2014 increased $181,000, or 10.0%, to $2.0 million compared to $1.8 million for the same quarter in 2013.  The increase in interest expense was primarily the result of growth in the average balance of interest-bearing liabilities for the first quarter of 2014 of $196.3 million, or 21.9%, compared to the same quarter in 2013.  The increase in interest expense was in part offset by a decline in the weighted average cost of interest-bearing liabilities for the first quarter of 2014 of 7 basis points to 0.74% compared to 0.81% for same quarter in 2013.  We anticipate the change in the cost of interest-bearing liabilities to be minimal in 2014 unless market interest rates either increase or decrease significantly.

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense on deposits for the first quarter of 2014 increased $86,000 to $1.1 million compared to the same quarter in 2013.  The increase in interest expense on deposits for the first quarter of 2014 was driven by growth in interest-bearing deposits of $141.2 million, or 17.7%, for the first quarter of 2014 compared to the same quarter in 2013.  The decrease in interest expense was in part offset by a decline in the weighted average cost on deposits of 5 basis points to 0.49% compared to 0.54% for the same quarter in 2013.

Interest expense on federal funds purchased and securities sold under repurchase agreements slightly increased $1,000 to $329,000 for the first quarter of 2014 compared to the same quarter in 2013.  Interest expense on other borrowings, consisting of FHLB advances, increased $94,000 to $515,000 for the first quarter of 2014 compared to the same quarter in 2013.  The increase in the interest expense on other borrowings for the first quarter of 2014 was primarily driven by an increase in the average balance of other borrowings of $53.4 million compared to the same quarter in 2013.  The increase in interest expense for the first quarter of 2014 was offset in part by a significant reduction in the weighted average rate paid on these borrowings of 84 basis points to 1.75% compared to 2.59% for the same quarter in 2013.  The increase in other borrowings is part of our strategy to take advantage of historically low interest rates to fund future loan growth.

Net Interest Income.  Net interest income, on a fully taxable equivalent basis, for the first quarter of 2014 increased $1.1 million, or 8.8%, to $14.1 million compared to $13.0 million for the same quarter in 2013.  The overall increase was primarily driven by an increase in the balance of interest-earning assets on top of a decline in the cost of interest-bearing liabilities partially offset by a reduction in the yield on interest-earning assets and balance growth in interest-bearing liabilities.  The net interest spread for the first quarter of 2014 decreased 69 basis points to 4.59% compared to the same quarter in 2013, and the net interest margin for the first quarter of 2014 declined 68 basis points to 4.66% compared to the same quarter in 2013.  The primary reason the net interest margin decreased significantly for the first quarter of 2014 was the result of reduced loan accretion for FDIC-acquired loans, decreasing the weighted average yield on loans 109 basis points compared to the same quarter in 2013.

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

Provision for Loan Losses.  During the first quarter of 2014, we recorded provision for loan losses expense of $170,000 compared to $485,000 for the same quarter in 2013.  The decrease in provision expense was primarily driven by a decrease of $385,000 related to noncovered loans driven by improving credit quality on our core loan portfolio coupled with a reduction of $35,000 related to individually assessed FDIC-acquired covered loans where 80% of the expense related to covered loans is reimbursable from the FDIC; offset in part by an increase in the provision expense of $105,000 related to the noncovered FDIC-acquired perm 1-4 loan pool for Frontier for a valuation adjustment needed to adjust the yield.  We include five years of historical losses in our allowance calculation for all periods.  The use of this timeframe has recently resulted in an overall increase in historical losses.  However, offsetting the upward trend in losses is a change in the portfolio mix where loan growth has occurred.  Specifically, positive growth occurred in nonresidential loans as a percentage of the loan portfolio which carries a lower historical loss rate compared to other loan categories.  In addition, criticized and classified loans have decreased as a percentage of the overall loan portfolio.

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the provision for loan losses in more detail for the periods indicated.

	For the three months Ended March 31,
	2014	2013
	(Dollars in thousands)
Provision for loan losses – noncovered	$65	$450
Provision for loan losses – FDIC-acquired noncovered	105	-
Provision for loan losses – noncovered	170	450

Provision for loan losses – FDIC-acquired covered	-	35
Provision for loan losses	$170	$485

For further information on the loan portfolio and allowance for loan losses, see the Delinquencies and Nonperforming Assets and Allowance for Loan Losses of this section and  see Notes 5 and 6 of the Condensed Notes to Consolidated Financial Statements in this Form 10-Q.

Noninterest Income.  A summary of noninterest income, excluding securities transactions, gain on acquisitions and accretion of FDIC loss-share receivable, is presented in the table below.

	Three Months Ended March 31,
	2014	2013	$ Chg	% Chg
	(Dollars in thousands)

Service charges on deposit accounts	$1,443	$1,154	$289	25.0%
Bankcard services income	889	762	127	16.7
Other service charges, commissions and fees	162	99	63	63.4
Brokerage fees	566	481	85	17.7
Mortgage banking activities	2,166	2,182	(16)	(0.7)
Bank-owned life insurance	189	202	(13)	(6.4)
Other	103	94	9	9.6
Total noninterest income	$5,518	$4,974	$544	10.9%
Noninterest income as a percentage of average assets (annualized)	1.59%	1.73%

The increase in service charges on deposit accounts was primarily driven by an increase in fees for services per account and an increase in overdraft fees primarily driven by our overall customer base increase.   The improvement in bankcard services income was primarily driven by our increased customer base and usage.  The improvement in brokerage fees was primarily driven by our expansion of brokerage offices.

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense.  A summary of noninterest expense, excluding acquisition related expenses, loss on sales and write-down of FDIC-acquired OREO and foreclosed FDIC-acquired asset expenses, is presented in the table below.

	Three Months Ended March 31,
	2014	2013	$ Chg	% Chg

	(Dollars in thousands)
Salaries and employee benefits	$8,580	$6,430	$2,150	33.4%
Equipment	1,027	812	215	26.5
Occupancy	967	854	113	13.2
Advertising and marketing	228	187	41	21.9
Legal and accounting	179	119	60	50.4
Consulting & other professional fees	271	97	174	179.4
Directors fees and retirement	158	157	1	0.6
Telecommunications	290	230	60	26.1
Supplies	125	134	(9)	(6.7)
Data processing fees	909	951	(42)	(4.4)
Loss (gain) on sales and write-downs of OREO	318	(25)	343	1372.0
Foreclosed asset expenses	87	215	(128)	(59.5)
FDIC insurance and other regulatory fees	244	256	(12)	(4.7)
Deposit intangible expenses	196	194	2	1.0
Other operating	1,230	942	288	30.6
Total noninterest expenses	$14,809	$11,553	$3,256	28.2%
Noninterest expenses as a percentage of average assets (annualized)	4.27%	4.02%

The increase in salaries and employee benefits was primarily due the hiring of 100 full-time equivalent employees (“FTEs”), a 28.2% increase from the prior year, primarily related to the hiring 79 FTEs for our mortgage banking expansion and the hiring of 20 FTEs to support our increased branch footprint from the Frontier FDIC-assisted acquisition.

The increases in equipment, occupancy, data processing, and other operating expenses were primarily due to the mortgage banking expansion and the Frontier acquisition.

The increase in loss on sales and write-downs of OREO expense from the prior year related to one $410,000 write down of OREO.

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Tax Expense.  Income tax expense for the first quarter of 2014 was $469,000 compared to income tax expense of $1.9 million for the same quarter in 2013.  Our effective tax rate for the first quarter of 2014 was 25.9% compared to 32.0% for the same quarter in 2013.

Accounting for FDIC-Assisted Acquisitions

Noninterest Income. The negative accretion for the FDIC loss-share receivable for the first quarter of 2014 decreased $366,000 to $2.0 million compared to the same quarter in 2013.  The decrease in negative accretion was primarily due to lower amortization needed as a result of the re-estimation of cash flows for the first quarter of 2014 compared to the same quarter in 2013.

Noninterest Expense. Foreclosed FDIC-acquired asset expense for the first quarter of 2014 decreased $88,000 to $333,000 compared to the same quarter in 2013, and the FDIC clawback expense for the first quarter of 2014 decreased $23,000 to $543,000 compared to the same quarter in 2013.  The gain on sales net of write-downs of FDIC-acquired OREO for the first quarter of 2014 improved to $264,000 compared to a loss on sales and write-downs of FDIC-acquired OREO of $24,000 for the same quarter in 2013 primarily driven by our ability to sell FDIC-acquired OREO closer to appraised value as compared to the previous year.

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

If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our unpledged investment portfolio.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At March 31, 2014, the Bank had total federal funds credit lines with six correspondent banks of $74.0 million, with no outstanding advances.  The Bank also maintains a credit facility with the FHLB of $135.8 million with total outstanding advances of $112.1 million at March 31, 2014.

At March 31, 2014, total deposits increased $50.2 million, or 4.7%, to $1.127 billion compared to $1.076 billion at December 31, 2013, primarily driven by core deposit growth of $46.2 million, wholesale deposit growth of $2.7 million, and time deposit growth of $1.3 million.  Federal funds purchased and securities sold under agreements to repurchase decreased $3.9 million, or 10.3%, to $33.8 million at March 31, 2014, compared to $37.7 million at December 31, 2013.  Also, FHLB advances decreased $15.3 million, or 11.6%, to $116.1 million at March 31, 2014, compared to $131.4 million at December 31, 2013.

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Risk Management Committee with day to day responsibility delegated to the Asset/ Liability Management Committee (“ALCO”) and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2014, were considered satisfactory.  At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds.  The Company is aware of no events or trends likely to result in a negative material change in liquidity.

The consolidated statements of cash flows for the three months ended March 31, 2014, detail cash flows from operating, investing and financing activities.  At March 31, 2014, net cash used in investing activities and operating activities was $25.1 million and $12.8 million, respectively, offset in part by net cash provided by financing activities of $30.9 million resulting in a net decline in cash and due from banks of $7.1 million to $27.7 million.

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

The aggregate offering price of all securities that may be sold under the registration statement will not exceed $60 million. This shelf offering will give the Company flexibility to take advantage of acquisition opportunities that may arise in the future by accessing the capital markets on a timely and cost-effective basis. The specifics of any future offering, along with the prices and terms of any such securities offered by the Company, will be determined at the time of any such offering and will be described in detail in a prospectus supplement filed in connection with such offering. At this present time, the Company has no specific plans for an offering under the shelf registration statement.

Index
ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulatory Capital Ratios for the Company and the Bank at March 31, 2014

The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities.  The following table reflects the Company’s and the Bank’s compliance at March 31, 2014, with regulatory capital requirements.  These calculations are based on total risk weighted assets of $978.9 million consolidated and $965.0 million for the Bank as of March 31, 2014, and average total assets of $1.4 billion consolidated and $1.4 billion for the Bank for the three months ended March 31, 2014.  These consolidated capital ratios are based on the capital requirements for bank holding companies issued by the Board of Governors of the Federal Reserve System.  The Georgia Department of Banking and Finance, by policy, requires the Bank to maintain 4% of Tier 1 capital to average total assets of the Federal Reserve requirements included in the table.

	Actual		For Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total Capital to Risk Weighted Assets
Consolidated	$138,610	14.2%	$78,313	8.0%	N/A
HeritageBank of the South	124,794	12.9%	77,203	8.0%	$96,503	10.0%

Tier I Capital to Risk Weighted Assets
Consolidated	129,465	13.2%	39,156	4.0%	N/A
HeritageBank of the South	115,649	12.0%	38,601	4.0%	57,902	6.0%

Tier I Capital to Average Total Assets
Consolidated	129,465	9.3%	55,563	4.0%	N/A
HeritageBank of the South	115,649	8.4%	55,208	4.0%	69,010	5.0%

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

The Company’s strategy is to mitigate interest rate risk to the extent possible as part of the Company’s overall business strategy. Based on our analysis of the Company’s overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk.  These strategies aim to achieve neutrality to interest rate risk, and the ALCO is responsible for monitoring and analyzing interest rate risk on a regular basis.  Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates.  As of March 31, 2014, a drop in interest rates would decrease our net interest income and an increase in rates would increase our net interest income, also known as being “asset sensitive.”  The asset sensitivity position was in part driven by our overall balance sheet structure designed to take advantage of rising interest rates.  The Company plans to maintain our asset sensitivity position by focusing our efforts to extend liabilities and increase variable rate assets.  The Company feels the level of interest rate risk is at an acceptable level, and it is within our internal policy limits.

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

Effect
Market	on Net
Rate	Interest
Change	Income

+400	15.7%
+300	12.0%
+200	9.4%
+100	5.5%
-100	-7.4%

Index
Quarterly Financial Summary - Unaudited

The following table presents condensed information relating to quarterly periods presented.

	For the Three Months Ended
	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
	(dollars in thousands expect per share data)
Results of Operations:
Net interest income	$13,971	$16,253	$13,558	$15,600	$12,855
Provision for loan losses	170	232	350	668	485
Net interest income after provision for loan losses	13,801	16,021	13,208	14,932	12,370
Total noninterest income	3,487	4,536	3,918	3,195	6,765
Total noninterest expense	15,476	15,706	15,334	14,555	13,356
Income before income taxes	1,812	4,851	1,792	3,572	5,779
Applicable income tax	469	1,446	470	912	1,851
Net income	$1,343	$3,405	$1,322	$2,660	$3,928

Per Share Data:
Weighted average shares – basic	7,422,044	7,407,722	7,371,804	7,381,370	7,526,344
Weighted average shares – diluted	7,581,775	7,530,606	7,483,812	7,383,992	7,528,522

Basic earnings per share	$0.18	$0.46	$0.18	$0.36	$0.52
Diluted earnings per share	0.18	0.45	0.18	0.36	0.52

Index
ITEM 4.	CONTROLS AND PROCEDURES

(a)                  Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) under the Securities Exchange Act (the “Exchange Act”)) as of March 31, 2014, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 40-day period preceding the filing date of this quarterly report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective in ensuring that the information required to disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including its Chief Executive Officer and Chief Financial Officer) in a timely manner; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

b)                  Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In the normal course of business, the Company occasionally becomes involved in various legal proceedings.  In our opinion, any liability from such proceedings would not have a material adverse effect on the business or financial condition of the Company.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2014, the Company’s Board of Directors extended its stock repurchase program for 344,179 shares, or 4% of the Company's currently outstanding common stock, which expires in April 2015, unless the program is extended or completed earlier.  There were no unregistered sales of equity securities during the quarter ended March 31, 2014.

	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
January	-	$-	-	344,179
February	-	-	-	344,179
March	-	-	-	344,179
Total	-	$-	-	344,179

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

None.

Index
ITEM 6.    EXHIBITS

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2.1	Agreement and Plan of Merger, dated April 21, 2014, by and between Heritage Financial Group, Inc. and Alarion Financial Services, Inc.	a
12.1	Ratio of Earnings to Fixed Charges	12.1
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	31.2
32	Section 1350 Certifications	32
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

a	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on April 22, 2014.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP, INC.

Date:	May 9, 2014	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2014	By:	/s/ T. Heath Fountain
T. Heath Fountain
Executive Vice President,
Chief Administrative Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)