Form 10-Q
period 2014-06-30
Heritage Financial Group Inc
filed 2014-08-11
CIK 1493491

UNITED STATES

SECURITIES AND E XCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

Commission File Number 001-34902

______________________________________________________________

HERITAGE FINANCIAL GROUP, INC.

(A Maryland Corporation)

IRS Employer Identification Number 38-3814230

721 N. Westover Blvd., Albany, GA 31707

229-420-0000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date:  At August 8, 2014, there were 7,847,000 shares of issuer’s common stock outstanding.

Index

HERITAGE FINANCIAL GROUP, INC.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	Unaudited
	June 30,	December 31,
	2014	2013
Assets
Cash and due from banks	$29,305	$34,804
Interest-bearing deposits in banks	57,244	3,249
Federal funds sold	2,028	130
Total cash and cash equivalents	88,577	38,183
Securities available for sale, at fair value	300,556	294,299
Federal Home Loan Bank stock, at cost	5,604	7,342
Other equity securities, at cost	1,010	1,010
Loans held for sale	127,186	110,669
Loans	801,659	747,862
Covered loans	43,442	50,891
Less allowance for loan losses	9,457	8,955
Loans, net	835,644	789,798
Other real estate owned	1,845	3,482
Covered other real estate owned	5,865	7,053
Total other real estate owned	7,710	10,535
FDIC loss-share receivable	33,239	41,306
Premises and equipment, net	38,346	37,978
Goodwill and intangible assets, net	5,786	4,253
Cash surrender value of bank owned life insurance	24,559	24,183
Other assets	19,214	21,369
	$1,487,431	$1,380,925
Liabilities and Stockholders' Equity
Noninterest bearing deposits	$168,666	$148,253
Interest bearing deposits	1,040,134	928,168
Total deposits	1,208,800	1,076,421
Federal funds purchased and securities sold under repurchase agreements	35,350	37,648
Other borrowings	100,789	131,394
Other liabilities	10,832	10,399
Total liabilities	1,355,771	1,255,862
Commitments and Contingencies
Stockholders' equity
Preferred stock, par value; $0.01; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, par value $0.01; 45,000,000 shares authorized;
7,851,296 and 7,834,537 shares issued and outstanding, respectively	79	78
Capital surplus	79,288	78,566
Retained earnings	59,769	57,614
Accumulated other comprehensive loss, net of tax benefit of $2,897 and $5,175, respectively	(4,346)	(7,762)
Unearned employee stock ownership plan (ESOP) shares, 305,885 and 332,535 shares, respectively	(3,130)	(3,433)
Total stockholders' equity	131,660	125,063
	$1,487,431	$1,380,925

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC AND SUBSIDIARY

Consolidated Statements of Income (Unaudited)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands except per share data)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Interest income
Interest and fees on loans	$14,730	$15,702	$28,080	$29,071
Interest on loans held for sale	1,466	290	2,491	405
Interest on taxable securities	1,215	1,095	2,421	1,961
Interest on nontaxable securities	368	308	722	593
Interest on federal funds sold	1	2	2	3
Interest on deposits in other banks	30	88	49	109
	17,810	17,485	33,765	32,142
Interest expense
Interest on deposits	1,176	1,041	2,316	2,095
Interest on other borrowings	860	844	1,704	1,593
	2,036	1,885	4,020	3,688
Net interest income	15,774	15,600	29,745	28,454
Provision for loan losses	474	668	644	1,153
Net interest income after provision	15,300	14,932	29,101	27,301
Noninterest income
Service charges on deposit accounts	1,503	1,297	2,946	2,451
Bankcard services income	941	831	1,830	1,593
Other service charges, commissions and fees	158	157	320	256
Brokerage fees	615	536	1,181	1,017
Mortgage banking activities	5,022	3,425	7,188	5,608
Bank-owned life insurance	187	201	376	403
Gain on sales of securities	138	-	138	-
Gain on acquisitions	-	-	-	4,188
Accretion of FDIC loss share receivable	(3,377)	(3,376)	(5,408)	(5,775)
Other	99	124	202	218
	5,286	3,195	8,773	9,959
Noninterest expense
Salaries and employee benefits	10,310	8,185	18,890	14,615
Equipment and occupancy	2,153	1,838	4,148	3,504
Advertising and marketing	221	349	449	536
Professional fees	523	302	974	517
Information services expenses	1,150	1,307	2,350	2,489
Net loss (gain) on sales and write-downs of
other real estate owned	107	58	425	33
Net (gain) loss on sales and write-downs of
FDIC acquired other real estate owned	173	(251)	(91)	(227)
Foreclosed asset expenses	82	227	169	442
Foreclosed FDIC-acquired asset expenses	285	313	618	734
FDIC insurance and other regulatory fees	299	278	543	534
Acquisition related expenses	101	148	153	940
Deposit intangible expenses	192	211	388	405
FDIC loss-share clawback expenses	882	124	1,425	690
Other operating expenses	1,638	1,466	3,151	2,697
	18,116	14,555	33,592	27,909
Income before income taxes	2,470	3,572	4,282	9,351
Applicable income tax	698	912	1,167	2,763
Net income	$1,772	$2,660	$3,115	$6,588
Earnings per common share:
Basic earnings per share	$0.24	$0.36	$0.42	$0.88
Diluted earnings per share	$0.23	$0.36	$0.41	$0.88
Weighted average-common shares outstanding:
Basic	7,436,717	7,381,370	7,429,421	7,453,457
Diluted	7,607,501	7,383,992	7,594,730	7,455,892

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in Thousands)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Net income	$1,772	$2,660	$3,115	$6,588
Other comprehensive income (loss):
Unrealized (losses) gains on cash flow hedge, net of tax (benefit) of $(525) and $1,123 for the quarter and $(1,161) and $1,321 for year to date, respectively	(787)	1,685	(1,742)	1,982
Unrealized holding gains (losses) on securities arising during the period, net of tax (benefit) of $1,781 and $(3,851) for the quarter and $3,494 and $(4,221) for year to date, respectively	2,671	(5,776)	5,241	(6,331)
Reclassification adjustment for securities gains included in net income, net of tax benefit of $55 and $- for the quarter and $55 and $- for the year to date, respectively	(83)	-	(83)	-
Total other comprehensive income (loss)	1,801	(4,091)	3,416	(4,349)
Comprehensive income (loss)	$3,573	$(1,431)	$6,531	$2,239

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Six Months Ended June 30, 2014 (Unaudited)

And The Year Ended December 31, 2013

(Dollars in Thousands, except per share data)

						Accumulated

						Other

					Unearned	Compre-

	Common Stock		Capital	Retained	ESOP	hensive

	Shares	Par Value	Surplus	Earnings	Shares	Loss	Total
Balance, December 31, 2012	8,172,486	$82	$82,154	$46,299	$(4,037)	$(3,849)	$120,649
Net income	-	-	-	11,315	-	-	11,315
Exercise of 36,263
stock options	36,263	-	503	-	-	-	503
Forfeiture of 300 shares of
restricted common stock	(300)	-	-	-	-	-	-
Repurchase of 373,912 shares of
common stock	(373,912)	(4)	(5,263)	-	-	-	(5,267)
Stock-based compensation expense	-	-	917	-	-	-	917
Other comprehensive loss	-	-	-	-	-	(3,913)	(3,913)
Tax expense from stock-
based compensation plans	-	-	34	-	-	-	34
ESOP shares earned, 53,302 shares	-	-	249	-	604	-	853
Tax benefit on ESOP expense	-	-	(28)	-	-	-	(28)
Balance, December 31, 2013	7,834,537	$78	$78,566	$57,614	$(3,433)	$(7,762)	$125,063

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

For the Six Months Ended June 30, 2014 (Unaudited)

And The Year Ended December 31, 2013

(Dollars in Thousands, except per share data)

						Accumulated

						Other

					Unearned	Compre-

	Common Stock		Capital	Retained	ESOP	hensive

	Shares	Par Value	Surplus	Earnings	Shares	Loss	Total
Balance, December 31, 2013	7,834,537	$78	$78,566	$57,614	$(3,433)	$(7,762)	$125,063
Net income	-	-	-	3,115	-	-	3,115
Cash dividend declared,
$0.14 per share	-	-	-	(960)	-	-	(960)
Issuance of 14,000
restricted common stock	14,000	-	-	-	-	-	-
Exercise of 3,220
common stock options	3,220	1	28	-	-	-	29
Forfeiture of 461 shares of							-
restricted common stock	(461)	-	-	-	-	-	-
Stock-based compensation expense	-	-	466	-	-	-	466
Other comprehensive income	-	-	-	-	-	3,416	3,416
Tax expense from stock-
based compensation plans	-	-	69	-	-	-	69
ESOP shares earned, 26,650 shares	-	-	203	-	303	-	506
Tax benefit on ESOP expense	-	-	(44)	-	-	-	(44)
Balance, June 30, 2014	7,851,296	$79	$79,288	$59,769	$(3,130)	$(4,346)	$131,660

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

 (Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES	$3,115	$6,588
Net income
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation and amortization	1,441	1,224
Amortization of intangibles	442	405
Provision for loan losses	644	1,153
Provision (benefit) for deferred taxes	(3,338)	226
Net gain on acquisitions	-	(4,188)
Gain on sales of securities	(138)	-
Net (gain) loss on sales and
write-downs of other real estate owned	425	33
Net (gain) loss on sales and write-downs of FDIC-acquired other real estate owned
acquired other real estate owned	(91)	(251)
Amortization of available for sale discounts and premiums, net	1,064	1,221
Accretion of FDIC loss-share receivable	2,659	5,775
Increase in bank-owned life insurance	(376)	(403)
ESOP compensation expense	506	377
Stock-based compensation expense	466	456
Excess tax (benefit) related to stock-based compensation plans	(69)	1
Excess tax (benefit) related to ESOP	44	(6)
Net change in:
Increase in loans held for sale	(16,517)	(27,937)
Increase in mortgage servicing rights	(1,976)	-
Decrease (increase) in interest receivable	142	(304)
Increase in interest payable	33	151
Decrease in FDIC loss-share receivable	5,408	6,850
Net other operating activities	(8)	1,614
Total adjustments	(9,239)	(13,603)
Net cash used in operating activities	(6,124)	(7,015)
INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	8,118	21,285
Proceeds from maturities and calls of securities available for sale	15,474	10,005
Purchases of securities available for sale	(22,178)	(104,762)
Increase in interest-bearing deposits in banks	(53,996)	(9,372)
Decrease in Federal Home Loan Bank stock	1,738	235
Increase in federal funds sold	(1,898)	(1,296)
Increase in loans, net	(49,429)	(30,833)
Net cash received from acquisition activity	-	153,179
Purchases of premises and equipment	(1,823)	(6,621)
Proceeds from sale of premises and equipment	13	-
Proceeds from sales of other real estate owned	5,431	4,815
Net cash (used in) provided by investing activities	(98,550)	36,635

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

 (Dollars in thousands)

	Six Months Ended June 30,

	2014	2013
FINANCING ACTIVITIES
Increase (decrease) in deposits	$132,379	$(15,709)
Decrease in federal funds purchased and securities sold under repurchase agreements	(2,298)	(463)
(Repayment) proceeds from other borrowings	(30,000)	5,000
Excess benefit related to stock-based compensation plans	69	(1)
Excess (benefit) tax related to ESOP	(44)	6
Proceeds from exercise of stock option	29	-
Repurchase of common stock	-	(5,186)
Dividends paid to stockholders	(960)	-
Net cash provided by (used in) financing activities	99,175	(16,353)
Net (decrease) increase in cash and due from banks	(5,499)	13,267
Cash and due from banks at beginning of period	34,804	23,993
Cash and due from banks at end of period	$29,305	$37,260
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$3,986	$3,537
Income taxes	$4,481	$2,515
NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$2,936	$3,074

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

The accompanying consolidated financial information of the Company as of June 30, 2014 and 2013 is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations.  The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2.     EARNINGS PER SHARE

Basic earnings per share represent income available attributable to common stockholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan and unvested shares of issued restricted stock. For the three and six month periods ended June 30, 2014, potential common shares of 69,387 and 50,329, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise of such shares would be anti-dilutive.

The components used to calculate basic and diluted earnings per share follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

	(dollars in thousands, expect per share data

Basic earnings and shares:
Net income	$1,772	$2,660	$3,115	$6,588
Weighted-average basic shares outstanding	7,436,717	7,381,370	7,429,421	7,453,457
Basic earnings per share	$0.24	$0.36	$0.42	$0.88

Diluted earnings and shares:
Net income	$1,772	$2,660	$3,115	$6,588
Weighted-average basic shares outstanding	7,436,717	7,381,370	7,429,421	7,453,457
Add: Stock options and nonvested shares	170,784	2,622	165,309	2,435
Weighted-average diluted shares outstanding	7,607,501	7,383,992	7,594,730	7,455,892
Diluted earnings per share	$0.23	$0.36	$0.41	$0.88

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.     SHARE BASED COMPENSATION

On May 17, 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”).  The purpose of the 2006 Plan is to promote the long-term growth and profitability of Heritage Financial Group, Inc. to provide directors, advisory directors, officers and employees of Heritage Financial Group, Inc. and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence, and to provide such individuals with an equity interest in Heritage Financial Group, Inc.  Under the 2006 Plan, the Compensation Committee of the Board of Directors has discretion to award up to 645,990 shares, of which 461,422 were available as stock options or stock appreciation rights and 184,568 shares were available as restricted stock awards.  There were no grants awarded from this plan and 3,000 stock options were exercised during the six months ended June 30, 2014.  As of June 30, 2014, there were approximately 12,800 restricted stock awards and 56,963 options available to be granted from the 2006 Plan.

On June 22, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (the “2011 Plan”).  Under the 2011 Plan, the Compensation Committee has the discretion to award up to 573,481 shares, of which 409,429 were available as stock options or stock appreciation rights and 163,852 were available as restricted stock awards.  On July 1, 2011, the Company granted 117,530 restricted stock awards and 334,870 stock options from this plan. On October 1, 2012, the Company granted 15,600 restricted stock awards and 31,900 stock options from this plan.   Additionally, on April 1, 2014, the Company granted 14,000 restricted stock awards and 33,200 stock options from this plan. There were 220 options exercised from this plan during the six months ended June 30, 2014.  As of June 30, 2014, there were approximately 17,843 restricted stock awards and 16,339 options available to be granted from the 2011 Plan.

The Company granted restricted awards that may not be sold or otherwise transferred until certain restrictions have lapsed.  The unearned compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse (generally one to five years).  The share-based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period.  As of June 30, 2014, there was approximately $979,000 of unrecognized compensation associated with these awards.  For the three months ended June 30, 2014 and 2013, we recognized compensation expense associated with these awards of approximately $94,000 and $81,000, respectively.  For the six months ended June 30, 2014 and 2013, we recognized compensation expense associated with these awards of approximately $175,000 and $165,000, respectively.

The Company recognized compensation expense related to stock options of approximately $148,000 and $145,000, respectively, for the three months ended June 30, 2014 and 2013, and approximately $291,000, respectively, for both the six month periods ended June 30, 2014 and 2013.  At June 30, 2014, there was approximately $1.4 million of unrecognized compensation related to stock options.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.     SECURITIES

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

June 30, 2014:	(dollars in thousands)
U.S. Government sponsored agencies (GSEs)	$55,647	$115	$(1,444)	$54,318
State and municipal securities	58,494	1,017	(1,115)	58,396
GSE residential mortgage-backed securities	189,788	681	(3,431)	187,038
Total debt securities	303,929	1,813	(5,990)	299,752
Equity securities	207	597	-	804
Total securities	$304,136	$2,410	$(5,990)	$300,556
December 31, 2013:
U.S. Government sponsored agencies (GSEs)	$56,493	$9	$(2,930)	$53,572
State and municipal securities	54,012	222	(3,420)	50,814
GSE residential mortgage-backed securities	195,764	394	(6,889)	189,269
Total debt securities	306,269	625	(13,239)	293,655
Equity securities	207	439	(2)	644
Total securities	$306,476	$1,064	$(13,241)	$294,299

The amortized cost and fair value of debt securities available for sale by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	June 30, 2014		December 31, 2013
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(dollars in thousands)
One year or less	$-	$-	$-	$-
One to five years	17,756	17,595	12,087	11,843
Five to ten years	55,702	54,766	58,328	55,333
Over ten years	40,890	41,157	40,297	37,854
Mortgage-backed securities	189,788	187,038	195,764	189,269
	$304,136	$300,556	$306,476	$294,299

Securities with a carrying value of approximately $186.6 million and $133.0 million at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.  The balance of pledged securities in excess of the pledging requirements was $45.4 million and $30.9 million at June 30, 2014 and December 31, 2013, respectively.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.     SECURITIES (Continued)

The gross realized gains and losses recognized in income are reflected in the following table:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

	(dollars in thousands)
Gross gains recognized on sales of securities	$139	$-	$139	$-
Gross losses recognized on sales of securities	(1)	-	(1)	-
Net realized gains on sales of securities available for sale	$138	$-	$138	$-

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
June 30, 2014:
U.S. Government sponsored agencies
(GSEs)	$976	$(6)	$41,485	$(1,438)	$42,461	$(1,444)
State and municipal securities	4,731	(48)	23,124	(1,067)	27,855	(1,115)
GSE residential mortgage-backed
securities	6,831	(59)	127,560	(3,372)	134,391	(3,431)
Subtotal, debt securities	12,538	(113)	192,169	(5,877)	204,707	(5,990)
Equity securities	-	-	-	-	-	-
Total temporarily impaired securities	$12,538	$(113)	$192,169	$(5,877)	$204,707	$(5,990)
December 31, 2013 :
U.S. Government sponsored agencies
(GSEs)	$53,716	$(2,930)	$-	$-	$53,716	$(2,930)
State and municipal securities	31,243	(2,321)	7,566	(1,099)	38,809	(3,420)
GSE residential mortgage-backed
securities	141,069	(5,917)	20,747	(972)	161,816	(6,889)
Subtotal, debt securities	226,028	(11,168)	28,313	(2,071)	254,341	(13,239)
Equity securities	205	(2)	-	-	205	(2)
Total temporarily impaired securities	$226,233	$(11,170)	$28,313	$(2,071)	$254,546	$(13,241)

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.     SECURITIES (Continued)

At June 30, 2014, total unrealized losses decreased to $6.0 million, or 2.9% of the temporarily impaired securities, compared to $13.2 million, or 5.2% of the temporarily impaired securities, at December 31, 2013.  The unrealized losses at June 30, 2014 relate to 41 agencies, 68 state and municipal obligations and 101 mortgage-backed securities.   In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition, and the issuer's anticipated ability to pay the contractual cash flows of the investments.

The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2014. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.  At June 30, 2014, the Company held certain investment securities having continuous unrealized loss positions for more than 12 months.  All of these losses were in 40 agencies, 95 mortgage-backed securities and 57 municipal securities. The unrealized losses arose from changes in interest rates and market conditions as of June 30, 2014.

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

As of June 30, 2014, the Company held Freddie Mac (“FHLMC”) preferred stock, and OTTI was recorded in the amount of the investment after the U.S. Government placed the company into conservatorship in September 2008.  The preferred stock was reduced to a nominal book value for tracking purposes.  At June 30, 2014, the investment was valued at $563,000, and during the twelve months ended December 31, 2008, the Company recognized a write-down of $1.5 million through noninterest income representing other-than-temporary impairment on the investment.  On July 24, 2014, the Company made the decision to sell the security for $584,000 and will report a gain in the amount of $584,000 during the third quarter of 2014.   The decision to the sell the security was based on the expectation that future gains would slow or even reverse given the current environment for this security.

As of June 30, 2014, the Company held a single issue trust preferred security issued by Royal Bank of Scotland (“RBS”).  The security suspended payments under the EU agreement for 24 months beginning April 1, 2011.  The Company valued the security by projecting estimated cash flows using the Moody’s Ba2 marginal default rate.  The difference in the present value and the carrying value of the security was the OTTI credit portion.  During the twelve months ended December 31, 2011, the Company recognized a write-down of $43,000 through noninterest income representing OTTI on the security.  Subsequent to the recorded OTTI on this security, interest payments have resumed and this security is now considered performing.  At June 30, 2014, the book value of the security was recorded at $207,000 and the fair value of the security was $241,000 with $34,000 of unrealized gain recorded in other comprehensive income.  On July 24, 2014, the Company made the decision to sell the security for $237,000 and will report a gain in the amount of $30,000 during the third quarter of 2014.  The decision to the sell the security was based on the expectation that future gains would slow or even reverse given the current environment for this security.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.     SECURITIES (Continued)

The following table presents more detail on selective Company security holdings as of June 30, 2014.  These details are listed separately due to the inherent level of risk for OTTI on these securities.

						Present
		Current				Value
		Credit	Book	Fair	Unrealized	Discounted
Description	Cusip#	Rating	Value	Value	Loss	Cash Flow

	(dollars in thousands)
Marketable equity securities
FHLMC Preferred Stock	313400657	Ca	$-	$563	$-	$563
Trust preferred securities
RBS Capital Fund	74928K208	B3	207	241	-	241

The following table presents a roll-forward of the cumulative amount of credit losses on the Company’s investment securities that have been recognized through earnings.

	June 30,	December 31,
	2014	2013

	(dollars in thousands)
Beginning balance of credit losses	$1,543	$1,543
Other-than-temporary impairment credit losses	-	-
Ending balance of cumulative credit losses recognized in earnings	$1,543	$1,543

Restricted Equity Securities

The investment in the common stock of the Federal Home Loan Bank of Atlanta is accounted for by the cost method, which also represents par value, and is made for long-term business affiliation reasons.  In addition, this investment is subject to restrictions relating to sale, transfer or other disposition.  Dividends are recognized in income when declared.  The carrying value of this investment at June 30, 2014 and December 31, 2013, was $5.6 million and  $7.3 million, respectively.   The estimated fair value of this investment is $5.6 million as of June 30, 2014, and therefore it is not considered impaired.

Other equity securities represent an investment in the common stock of the Chattahoochee Bank of Georgia (“Chattahoochee”), a de novo bank in Gainesville, Georgia.  The Company accounts for this investment by the cost method.  This investment represents approximately 4.9% of the outstanding shares of Chattahoochee.  Since its initial capital raise, Chattahoochee has had limited stock transactions, and therefore, no fair market value is readily available.  The carrying value of this investment at June 30, 2014 and December 31, 2013, was $1.0 million.  The Company plans to hold this investment for the foreseeable future, and did not consider it impaired as of June 30, 2014.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

note 5.     Loans and Allowance for Loan Losses

                    (EXCLUDING FDIC-ACQUIRED LOANS)

The composition of loans is summarized as follows:

	June 30,	December 31,
	2014	2013

Commercial real estate:	(dollars in thousands)
Nonresidential	$277,295	$256,567
Multifamily	26,436	22,650
Farmland	28,502	23,420
Total commercial real estate loans	332,233	302,637
Construction and land	57,863	50,167
Residential real estate:
Mortgage loans, 1-4 family	176,651	177,456
Home equity	33,202	29,147
Total residential real estate loans	209,853	206,603
Consumer and other:
Indirect auto loans	73	247
Direct auto loans	6,055	6,640
Other	21,790	17,089
Total consumer and other loans	27,918	23,976
Commercial and industrial loans	116,926	101,161
	744,793	684,544
Loans acquired through FDIC-assisted acquisitions
Noncovered	56,866	63,318
Covered	43,442	50,891
Total loans	845,101	798,753
Total allowance for loan losses	(9,457)	(8,955)
Loans, net	$835,644	$789,798

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

                    (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Activity in the allowance for loan losses and recorded investment in loans by segment:

	Commercial	Residential	Construction	Commercial
	Real	Real	and	and	Consumer
	Estate	Estate	Land	Industrial	and Other	Total

	(dollars in thousands)
Balance, January 1, 2014	$2,080	$3,171	$1,229	$2,169	$306	$8,955
Add (deduct):
Charge-offs	-	(74)	(31)	(2)	(86)	(193)
Recoveries	-	73	1	-	46	120
Provision for loan losses	438	(81)	(90)	198	110	575
Balance, June 30, 2014	$2,518	$3,089	$1,109	$2,365	$376	$9,457
Allowance:
Ending balance: specific	$489	$584	$130	$88	$60	$1,351
Ending balance: collective	$2,029	$2,505	$979	$2,277	$316	$8,106
Loans:
Ending balance: individually
evaluated for impairment	$4,848	$2,497	$3,839	$134	$79	$11,397
Ending balance: collectively
evaluated for impairment	$327,385	$207,356	$54,024	$116,792	$27,839	$733,396

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

note 5.     Loans and Allowance for Loan Losses

                    (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Activity in the allowance for loan losses and recorded investment in loans by segment:

	Commercial	Residential	Construction	Commercial
	Real	Real	and	and	Consumer
	Estate	Estate	Land	Industrial	and Other	Total

	(dollars in thousands)
Balance, January 1, 2013	$2,744	$3,251	$978	$1,724	$364	$9,061
Add (deduct):
Charge-offs	(276)	(735)	-	(810)	(154)	(1,975)
Recoveries	-	109	1	16	83	209
Provision for loan losses	(388)	546	250	1,239	13	1,660
Balance, December 31, 2013	$2,080	$3,171	$1,229	$2,169	$306	$8,955
Allowance:
Ending balance: specific	$343	$696	$305	$104	$47	$1,495
Ending balance: collective	$1,737	$2,475	$924	$2,065	$259	$7,460
Loans:
Ending balance: individually
evaluated for impairment	$4,456	$2,939	$3,829	$135	$59	$11,418
Ending balance: collectively
evaluated for impairment	$298,181	$203,664	$46,338	$101,026	$23,917	$673,126

Impaired Loans

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when, based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual term of the loan.  Impaired loans include loans modified in troubled debt restructuring where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

note 5.     Loans and Allowance for Loan Losses

                    (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Impaired loans by class are presented below for June 30, 2014:

					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	YTD 2014

	(dollars in thousands)
Loans with no related allowance recorded
Commercial real estate:
Nonresidential	$3,036	$3,055	$-	$3,036	$-
Multifamily	-	-	-	-	-
Farmland	137	140	-	146	2
Construction and land	3,659	3,659	-	3,684	-
Residential real estate:
Mortgage loans, 1-4 family	1,566	2,245	-	1,775	-
Home equity	-	-	-	-	-
Consumer and other:
Indirect auto loans	-	-	-	-	-
Direct auto loans	-	-	-	-	-
Other	-	-	-	-	-
Commercial and industrial loans	-	-	-	-	-
Loans with related allowance recorded
Commercial real estate:
Nonresidential	$1,675	$1,736	$489	$1,747	$5
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	180	281	130	215	-
Residential real estate:
Mortgage loans, 1-4 family	822	1,009	484	955	1
Home equity	109	111	100	123	2
Consumer and other:
Indirect auto loans	7	16	-	10	-
Direct auto loans	10	24	7	14	-
Other	62	74	53	74	-
Commercial and industrial loans	134	257	88	216	-
Total
Commercial real estate	$4,848	$4,931	$489	$4,929	$7
Construction and land	3,839	3,940	130	3,899	-
Residential real estate	2,497	3,365	584	2,853	3
Consumer and other	79	114	60	98	-
Commercial and industrial loans	134	257	88	216	-
Total	$11,397	$12,607	$1,351	$11,995	$10

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

note 5.     Loans and Allowance for Loan Losses

                    (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Impaired loans by class are presented below for December 31, 2013:

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

                    (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

Below is an analysis of the age of recorded investment in loans that are past due as of June 30, 2014.

	30-59	60-89		Total
	Days	Days	Non	Past		Total
	Past Due	Past Due	Accrual*	Due	Current	Loans

	(dollars in thousands)
Commercial real estate:
Nonresidential	$105	$-	$2,273	$2,378	$274,917	$277,295
Multifamily	-	-	-	-	26,436	26,436
Farmland	-	-	137	137	28,365	28,502
Total commercial real estate loans	105	-	2,410	2,515	329,718	332,233
Construction and land	19	-	1,884	1,903	55,960	57,863
Residential real estate:
Mortgage loans, 1-4 family	51	158	2,386	2,595	174,056	176,651
Home equity	153	-	109	262	32,940	33,202
Total residential real estate loans	204	158	2,495	2,857	206,996	209,853
Consumer and other:
Indirect auto loans	-	-	7	7	66	73
Direct auto loans	59	1	10	70	5,985	6,055
Other	27	4	62	93	21,697	21,790
Total consumer and other loans	86	5	79	170	27,748	27,918
Commercial and industrial loans	161	14	135	310	116,616	116,926
Total	$575	$177	$7,003	$7,755	$737,038	$744,793

*There were no accruing loans that were greater than 90 or more days past due at June 30, 2014.

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

At June 30, 2014, the Company had troubled debt restructurings totaling $7.8 million, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.  Included in nonaccruing loans at June 30, 2014, are troubled debt restructurings of $3.4 million.  In addition, at that date the Company had troubled debt restructurings totaling $4.4 million that were performing in accordance with their modified terms and are not included in nonaccruing loans.

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

Troubled debt restructurings for the periods ended:

	June 30, 2014

		Recorded
	Number	Investment
	of	Prior to	Recorded
	Modifications	Modifications	Investment

	(dollars in thousands)
Commercial real estate	2	$3,036	$3,029
Residential real estate	4	7,248	1,435
Construction and land	2	3,574	3,355
Commercial and industrial loans	-	-	-
Consumer and other	-	-	-
Total	8	$13,858	$7,819

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

note 5.     Loans and Allowance for Loan Losses

                    (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

	December 31, 2013

		Recorded
	Number	Investment
	of	Prior to	Recorded
	Modifications	Modifications	Investment

	(dollars in thousands)
Commercial real estate	3	$3,036	$2,878
Residential real estate	5	7,268	1,488
Construction and land	2	3,574	3,380
Commercial and industrial loans	-	-	-
Consumer and other	-	-	-
Total	10	$13,878	$7,746

Troubled debt restructuring modifications that subsequently defaulted for the periods ended:

	June 30, 2014

	Number
	of	Recorded
	Modifications	Investment

	(dollars in thousands)
Commercial real estate	1	$590
Residential real estate	4	1,436
Construction and land	1	1,400
Commercial and industrial loans	-	-
Consumer and other	-	-
Total	6	$3,426

	December 31, 2013

	Number
	of	Recorded
	Modifications	Investment

	(dollars in thousands)
Commercial real estate	3	$2,878
Residential real estate	4	1,485
Construction and land	1	1,400
Commercial and industrial loans	-	-
Consumer and other	-	-
Total	8	$5,763

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

A summary of the asset grading system is as follows:

	Numerical		Regulatory
Risk Rating	Rating	Description	Classification
Pass	1	Exceptional/Highest Quality	N/A
Pass	2	Excellent/High Quality	N/A
Pass	3	Strong/Above Average	N/A
Pass	4	Good/Average	N/A
Pass	5	Acceptable with more than average risk	N/A
Special Mention	6	Special Mention Loans	Criticized
Special Mention - Elevated risk	7	Special Mention Loans with added risk exposure	Criticized
Substandard	8	Substandard/Inadequately Protected	Classified
Impaired Loans	9	Nonaccrual Loans	Classified
Doubtful	10	Doubtful	Classified
Loss	11	Loss	Classified

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

Loss 11-Loss - Loans in this category are considered uncollectible and of such little value that their continuance as active assets of the Company is not warranted.  This classification does not mean that the loss has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing it off.  Once the loan is placed in this category, any determined loss will be charged-off within 30 days.

Credit quality indicators for loans by class are presented below for June 30, 2014 and December 31, 2013.

	June 30, 2014

				Construction
	Non-			and
	Residential	Multifamily	Farmland	Land

	(dollars in thousands)
Commercial Real Estate Credit Exposure
Pass 1	$-	$-	$-	$-
Pass 2	-	-	-	55
Pass 3	53,951	1,010	5,013	2,331
Pass 4	179,677	24,253	20,056	21,981
Pass 5	35,066	1,137	3,140	28,979
Special Mention 6	665	36	156	-
Special Mention Elevated 7	128	-	-	678
Substandard 8	5,535	-	-	1,955
Impaired Loans 9	2,273	-	137	1,884
Doubtful 10	-	-	-	-
Loss 11	-	-	-	-
Total	$277,295	$26,436	$28,502	$57,863

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

As of
June 30, 2014

Commercial
and Industrial

(dollars in thousands)
Commercial and Industrial Credit Exposure
Pass 1	$1,386
Pass 2	79
Pass 3	27,970
Pass 4	66,387
Pass 5	20,113
Special Mention 6	403
Special Mention Elevated 7	206
Substandard 8	248
Impaired Loans 9	134
Doubtful 10	-
Loss 11	-
Total	$116,926

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

note 5.     Loans and Allowance for Loan Losses

                    (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

As of
December 31, 2013

Commercial
and Industrial

(dollars in thousands)
Commercial and Industrial Credit Exposure
Pass 1	$1,325
Pass 2	432
Pass 3	24,344
Pass 4	64,653
Pass 5	9,757
Special Mention 6	208
Special Mention Elevated 7	239
Substandard 8	68
Impaired Loans 9	135
Doubtful 10	-
Loss 11	-
Total	$101,161

	As of June 30, 2014

	Mortgage	Home Equity

	(dollars in thousands)
Residential Real Estate Credit Exposure
Pass 1-5	$170,594	$33,065
Special Mention 6	420	-
Special Mention Elevated 7	286	-
Substandard 8	2,964	28
Impaired Loans 9	2,387	109
Doubtful 10	-	-
Loss 11	-	-
Total	$176,651	$33,202

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

note 5.     Loans and Allowance for Loan Losses

                    (EXCLUDING FDIC-ACQUIRED LOANS) (Continued)

	As of December 31, 2013

	Mortgage	Home Equity

	(dollars in thousands)
Residential Real Estate Credit Exposure
Pass 1-5	$171,349	$29,147
Special Mention 6	460	-
Special Mention Elevated 7	-	-
Substandard 8	2,711	-
Impaired Loans 9	2,936	-
Doubtful 10	-	-
Loss 11	-	-
Total	$177,456	$29,147

	As of June 30, 2014

	Indirect	Direct
	Auto	Auto	Other

	(dollars in thousands)
Consumer and Other Credit Exposure
Pass 1-5	$66	$6,045	$21,721
Special Mention 6	-	-	-
Special Mention Elevated 7	-	-	-
Substandard 8	-	-	7
Impaired Loans 9	7	10	62
Doubtful 10	-	-	-
Loss 11	-	-	-
Total	$73	$6,055	$21,790

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

	June 30,	December 31,

Loans not covered by loss-sharing agreements:	2014	2013

	(dollars in thousands)
Commercial real estate	$21,020	$22,268
Residential real estate	26,456	30,134
Construction and land	4,934	5,156
Commercial and industrial	1,800	2,604
Consumer and other	2,656	3,156
	$56,866	$63,318

	June 30,	December 31,
Loans covered by loss-sharing agreements:	2014	2013

	(dollars in thousands)
Commercial real estate	$12,295	$14,161
Residential real estate	19,637	23,886
Construction and land	10,679	11,642
Commercial and industrial	762	864
Consumer and other	69	338
	$43,442	$50,891

The Company entered into loss-sharing agreements as part of the acquisitions of Citizens and First Southern.  The covered loans above are covered pursuant to the FDIC loss-share agreements.  Those agreements provide for the FDIC to reimburse the Company for 80% of covered losses associated with these loans, pursuant to the terms of the agreements.  The FDIC agreements to reimburse are set to expire five years from the acquisition date for non-single family loans and ten years from the acquisition date for single family loans, while recoveries will be shared three years after the reimbursement expiration for the single family loans.

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6.     FDIC-ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table represents the loans receivable as of June 30, 2014, and reflects reclassifications from the balances reported at December 31, 2013:

	Acquired Loans	Acquired Loans
	Without Specific	With Specific
	Evidence of	Evidence of
	Deterioration in	Deterioration in	Total Loans
	Credit Quality	Credit Quality	Acquired

	(dollars in thousands)
Contractually required principal and interest	$155,171	$20,077	$175,248
Nonaccretable difference	(10,880)	(5,718)	(16,598)
Cash flows expected to be collected	144,291	14,359	158,650
Accretable yield	(53,083)	(5,259)	(58,342)
Basis in acquired loans	$91,208	$9,100	$100,308

The following table is a summary of changes in the accretable yields of acquired loans since December 31, 2012 and reflects refinements to the Company's initial estimate:

(dollars in thousands)	Accretable Yield
Balance at December 31, 2012	$28,882
Additions	21,189
Reclassification from nonaccretable difference	12,620
Accretion included in interest income	(29,459)
Adjustments to estimates of expected cash flows	19,509
Balance at December 31, 2013	$52,741
Additions	-
Reclassification from nonaccretable difference	12,844
Accretion included in interest income	(12,109)
Adjustments to estimates of expected cash flows	4,866
Balance at June 30, 2014	$58,342

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6.     FDIC-ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following is a summary of the allowance for loan losses for the FDIC-acquired loans for 2014:

	Commercial	Residential	Construction	Commercial	Consumer
	Real	Real	and	and	and
	Estate	Estate	Land	Industrial	Other	Total

(dollars in thousands)
Balance, January 1, 2014	$-	$-	$-	$-	$-	$-
Add (deduct):						-
Charge-offs	(25)	-	(16)	(28)	-	(69)
Recoveries	-	-	-	-	-	-
Provision for loan losses –						-
noncovered	-	-	-	-	-	-
Provision for loan losses - covered	25	-	16	28	-	69
Balance, June 30, 2014	$-	$-	$-	$-	$-	$-
Allowance:
Ending balance: specific	$-	$-	$-	$-	$-	$-
Ending balance: collective	$-	$-	$-	$-	$-	$-
Loans:
Ending balance: individually
evaluated for impairment	$11,556	$4,630	$4,921	$-	$1,555	$22,662
Ending balance: collectively
evaluated for impairment	$21,759	$41,463	$10,692	$2,562	$1,170	$77,646

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6.     FDIC-ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following is a summary of the allowance for loan losses for the FDIC-acquired loans for 2013:

	Commercial	Residential	Construction	Commercial	Consumer
	Real	Real	and	and	and
	Estate	Estate	Land	Industrial	Other	Total

	(dollars in thousands)
Balance, January 1, 2013	$-	$-	$-	$-	$-	$-
Add (deduct):
Charge-offs	-	(2)	(38)	(35)	-	(75)
Recoveries	-	-	-	-	-	-
Provision for loan losses -
noncovered	-	-	11	-	-	11
Provision for loan losses - covered	-	2	27	35	-	64
Balance, December 31, 2013	$-	$-	$-	$-	$-	$-
Allowance:
Ending balance: specific	$-	$-	$-	$-	$-	$-
Ending balance: collective	$-	$-	$-	$-	$-	$-
Loans:
Ending balance: individually
evaluated for impairment	$13,425	$4,543	$5,994	$114	$1,706	$25,782
Ending balance: collectively
evaluated for impairment	$23,004	$49,477	$10,804	$3,354	$1,788	$88,427

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

The following tables provide details of changes in the loss-share receivable from the FDIC for the periods indicated.

For the period ended June 30, 2014:
(dollars in thousands)
Balance, December 31, 2013	$41,306
Decrease in expected losses on covered assets	(278)
Accretion included in noninterest income	(5,408)
Reimbursements from the FDIC	(2,381)
Balance, June 30, 2014	$33,239

For the period ended December 31, 2013:
(dollars in thousands)
Balance, December 31, 2012	$60,731
Clawback liability reclassified from asset	703
Decrease in expected losses on covered assets	(371)
Accretion included in noninterest income	(9,293)
Reimbursements from the FDIC	(10,464)
Balance, December 31, 2013	$41,306

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8.     OTHER REAL ESTATE OWNED (OREO)

The following table provides a summary of information pertaining to other real estate owned (“OREO”) for periods ended June 30, 2014 and December 31, 2013.

		Covered
	OREO	OREO	Total

	(dollars in thousands)
Balance, December 31, 2013	$3,482	$7,053	$10,535
Additions	399	2,537	2,936
Sales	(1,495)	(3,638)	(5,133)
Writedowns	(541)	(87)	(628)
Balance, June 30, 2014	$1,845	$5,865	$7,710

		Covered
	OREO	OREO	Total

	(dollars in thousands)
Balance, December 31, 2012	$3,242	$9,467	$12,709
Acquired in Frontier acquisition	786	-	786
Additions	2,430	4,873	7,303
Sales	(2,611)	(6,571)	(9,182)
Writedowns	(365)	(716)	(1,081)
Balance, December 31, 2013	$3,482	$7,053	$10,535

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9.     FAIR VALUE MEASUREMENTS (Continued)

The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held for sale are sold within a few weeks of origination, they are unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value during the six months ended June 30, 2014 or the twelve months ended December 31, 2013.

The following tables present financial assets measured at fair value at June 30, 2014 and December 31, 2013 on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected.  The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the mortgage loans held for sale and interest rate lock commitments referenced in the following tables.

	Recurring Fair Value Measurements at
	June 30, 2014

	Total Carrying
	Value	Level 1	Level 2	Level 3

	(dollars in thousands)
Assets
Available for sale investment securities:
U.S. Government sponsored agencies (GSEs)	$54,318	$-	$54,318	$-
State and municipal securities	58,396	-	58,396	-
GSE residential mortgage-backed securities	187,038	-	187,038	-
Equity securities	804	561	243	-
Total available for sale investment securities	300,556	561	299,995	-
Mortgage loans held for sale	127,186	-	127,186	-
Other assets(1)	602	-	-	602
Total assets at fair value	$428,344	$561	$427,181	$602

Liabilities
Interest rate swap – cash flow hedge	$553	$-	$553	$-
Total liabilities at fair value	$553	$-	$553	$-

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9.     FAIR VALUE MEASUREMENTS (Continued)

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the six months ending June 30, 2014, and the year ending December 31, 2013.  There were no transfers into or out of Level 3, nor were there any transfers between Level 1 and Level 2 during these periods.

Other
Six months June 30, 2014:	Assets(1)

(dollars in thousands)
Beginning balance, December 31, 2013	$1,762
Total gains (losses) included in earnings:(2)
Mortgage IRLCs	1,475
Mortgage securities forward commitments	(2,635)
Ending balance, June 30, 2014(3)	$602

Other
Year ended December 31, 2013:	Assets(1)

(dollars in thousands)
Beginning balance, December 31, 2012	$287
Total gains (losses) included in earnings:(2)
Mortgage IRLCs	266
Mortgage securities forward commitments	1,209
Ending balance, December 31, 2013(3)	$1,762

(1)	Includes mortgage related IRLCs and derivative financial instruments entered into to hedge interest rate risk.
(2)	Amounts included in earnings are recorded in mortgage banking activities.
(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

A significant unobservable input utilized in the determination of fair value of other assets was a pull through rate, which was 81% as of June 30, 2014. A pull through rate is management’s assumption as to the percentage of loans in the pipeline that will close and eventually fund. It is based on the Company’s historical fall-out activity. Significant increases in this input in isolation would result in a significantly higher fair value measurement and significant decreases would result in a significantly lower fair value measurement. In addition, the fair value of an IRLC includes mortgage servicing rights that do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9.     FAIR VALUE MEASUREMENTS (Continued)

	For Items Measured at Fair Value Pursuant to
	Election of the Fair Value Option: Fair Value
	Gain (loss) related to Mortgage Banking Activities

	Three Months Ended

	June 30, 2014	June 30, 2013

	(dollars in thousands)
Mortgage loans held for sale	$722	$(241)

	For Items Measured at Fair Value Pursuant to
	Election of the Fair Value Option: Fair Value
	Gain (loss) related to Mortgage Banking Activities

	Six Months Ended

	June 30, 2014	June 30, 2013

	(dollars in thousands)
Mortgage loans held for sale	$1,961	$(15)

The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale including escrow for which the fair value option (“FVO”) has been elected as of June 30, 2014 and December 31, 2013.

June 30, 2014

Aggregate Unpaid
		Principal Balance	Fair Value Over
	Aggregate Fair	with Escrow	Unpaid
	Value	Under FVO	Principal

Loans held for sale	$127,186	$122,589	$4,597

December 31, 2013

Aggregate Unpaid
		Principal Balance	Fair Value Over
	Aggregate Fair	with Escrow	Unpaid
	Value	Under FVO	Principal

Loans held for sale	$110,669	$109,193	$1,476

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9.     FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes financial assets measured at fair value on a nonrecurring basis:

	Nonrecurring Fair Value Measurements at
	June 30, 2014

	Total Carrying
	Value	Level 1	Level 2	Level 3

	(dollars in thousands)
Assets
Impaired Loans(1)	$11,397	$-	$-	$11,397
OREO	1,845	-	-	1,845
Covered OREO	5,865	-	-	5,865
Mortgage servicing rights (MSR)	2,112	-	-	2,112
Total	$21,219	$-	$-	$21,219

	Nonrecurring Fair Value Measurements at
	December 31, 2013

	Total Carrying
	Value	Level 1	Level 2	Level 3

	(dollars in thousands)
Assets
Impaired Loans(1)	$11,418	$-	$-	$11,418
OREO	3,482	-	-	3,482
Covered OREO	7,053	-	-	7,053
Mortgage servicing rights (MSR)	202	-	-	202
Total	$22,155	$-	$-	$22,155

(1)

Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses. Fair values are determined using independent third party valuations and borrower records, discounted as appropriate (Level ).

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

Quantitative Information about Level 3 Fair Value Measurements:

	Fair Value at		Unobservable	Range
(dollars in thousands)	June 30, 2014	Valuation Technique	Input	(Weighted Average)
Impaired loans	$11,397	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (91%) (3)
OREO	1,845	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (66%) (3)
Covered OREO	5,865	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (72%) (3)
MSR	2,112	Discounted cash flows	Discount rate	10%
			Prepayment Speeds	9%

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)

Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments such as historical loss experience on the type of collateral.

(3)	Ranges presented as a percentage of the non-discounted appraisals.

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

		Fair Value Measurements at
		June 30, 2014

	Carrying
	Value	Total Fair Value	Level 1	Level 2	Level 3

		(dollars in thousands)
Assets
Cash and short-term investments	$88,577	$88,577	$88,577	$-	$-
Other investments	5,604	5,604	-	-	5,604
Loans, excluding covered loans	801,659	813,336	-	-	813,336
Covered loans	43,442	43,442	-	-	43,442
FDIC loss-share receivable	33,239	33,239		-	33,239
Total assets at fair value	$972,521	$984,198	$88,577	$-	$895,621
Liabilities
Deposits	$1,208,800	$1,198,499	$-	$-	$1,198,499
Federal funds purchased and securities
sold under repurchase agreements	35,350	38,646	38,646	-	-
Other borrowings	100,789	93,427	-	-	93,427
Total liabilities at fair value	$1,344,939	$1,330,572	$38,646	$-	$1,291,926

		Fair Value Measurements at
		December 31, 2013

	Carrying
	Value	Total Fair Value	Level 1	Level 2	Level 3

		(dollars in thousands)
Assets
Cash and short-term investments	$38,183	$38,183	$38,183	$-	$-
Other investments	8,352	8,352	-	-	8,352
Loans, excluding covered loans	747,862	759,668	-	-	759,668
Covered loans	50,891	50,891	-	-	50,891
FDIC loss-share receivable	41,306	41,306		-	41,306
Total assets at fair value	$886,594	$898,400	$38,183	$-	$860,217
Liabilities
Deposits	$1,076,421	$1,066,943	$-	$-	$1,066,943
Federal funds purchased and securities
sold under repurchase agreements	37,648	39,661	39,661	-	-
Other borrowings	131,394	122,937	-	-	122,937
Total liabilities at fair value	$1,245,463	$1,229,541	$39,661	$-	$1,189,880

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

The Company recognized an after-tax unrealized loss on its cash flow hedge in other comprehensive income of $322,000 as of June 30, 2014.

The Company recognized a $553,000 cash flow hedge liability in other liabilities on the Consolidated  Balance Sheet at June 30, 2014.  There was no ineffectiveness in the cash flow hedge during the six month period ended June 30, 2014.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes.  As of June 30, 2014, the Company was not required to provide collateral for the derivative.  Also, the Company has a netting agreement with the counterparty.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10.     DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Derivative Instruments – Mortgage Lending Activities

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale for which the fair value option has been elected. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing rights. Derivative instruments used include forward commitments, mandatory commitments and best effort commitments. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. As of June 30, 2014, the Company recognized a net derivative asset related to mortgage lending activities of $602,000, and a net realized gain of $722,000 and $2.0 million for the three and six months ended June 30, 2014.

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

	Contract Amount

	June 30,	December 31,
	2014	2013

	(dollars in thousands)
Mortgage-backed securities forward
commitments	$155,500	$128,000
Best efforts sale commitments	39,508	19,418
Total commitments	$195,008	$147,418

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

		Mortgage	Holding
Three months ended June 30, 2014	Bank	Banking	Company	Totals

	(dollars in thousands)
Net interest income	$14,850	$924	$-	$15,774
Provision for loan losses	474	-	-	474
Noninterest income	(873)	6,153	6	5,286
Noninterest expense	11,671	6,178	267	18,116
Income tax expense (benefit)	519	278	(99)	698
Segment profit (loss)	$1,313	$621	$(162)	$1,772
Segment assets at June 30, 2014	$1,334,920	$139,024	$13,487	$1,487,431

		Mortgage	Holding
Three months ended June 30, 2013	Bank	Banking	Company	Totals

	(dollars in thousands)
Net interest income	$15,488	$112	$-	$15,600
Provision for loan losses	668	-	-	668
Noninterest income	(235)	3,424	6	3,195
Noninterest expense	11,066	3,240	249	14,555
Income tax expense (benefit)	899	92	(79)	912
Segment profit (loss)	$2,620	$204	$(164)	$2,660
Segment assets at June 30, 2013	$1,276,851	$46,584	$10,581	$1,334,016

		Mortgage	Holding
Six months ended June 30, 2014	Bank	Banking	Company	Totals

	(dollars in thousands)
Net interest income	$27,996	$1,749	$-	$29,745
Provision for loan losses	644	-	-	644
Noninterest income	216	8,545	12	8,773
Noninterest expense	23,137	9,993	462	33,592
Income tax expense (benefit)	1,244	93	(170)	1,167
Segment profit (loss)	$3,187	$208	$(280)	$3,115
Segment assets at June 30, 2014	$1,334,920	$139,024	$13,487	$1,487,431

		Mortgage	Holding
Six months ended June 30, 2013	Bank	Banking	Company	Totals

	(dollars in thousands)
Net interest income	$28,323	$131	$-	$28,454
Provision for loan losses	1,153	-	-	1,153
Noninterest income	4,341	5,606	12	9,959
Noninterest expense	22,028	5,446	435	27,909
Income tax expense (benefit)	2,821	90	(148)	2,763
Segment profit (loss)	$6,662	$201	$(275)	$6,588
Segment assets at June 30, 2013	$1,276,851	$46,584	$10,581	$1,334,016

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12.     ACQUISITION ACTIVITY

Alarion Bank

On April 21, 2014, the Company entered into an Agreement of Plan of Merger to acquire all of the common stock of Alarion Financial Services, Inc. (“Alarion”), in a stock transaction valued at approximately $22.1 million.

Alarion, headquartered in Ocala, Florida, is the holding company for Alarion Bank, which operates six branches in Ocala, Gainesville and Alachua (suburban Gainesville). As of June 30, 2014, Alarion reported approximately $283 million in assets, $202 million in loans, $237 million in deposits and $19 million in tangible common equity. Upon completion of the transaction, Heritage is expected to have approximately $1.7 billion in assets, $1.0 billion in loans, and $1.4 billion in deposits. The transaction is expected to be immediately accretive to Heritage’s fully diluted earnings per share, excluding deal costs.

Under the terms of the agreement, which has been unanimously approved by the Boards of Directors of both companies, Alarion’s stockholders will receive 0.44 shares of Heritage’s common stock for each share of Alarion common stock owned, resulting in the issuance of a total of approximately 1,159,000 shares in the exchange. Additionally, in connection with the transaction, affiliates of Jacobs Asset Management, LLC that are investors in both Heritage and the preferred stock of Alarion will exchange approximately $4.5 million of Alarion preferred stock and accrued but unpaid dividends for approximately 178,000 shares of Heritage common stock and approximately $1.7 million in cash. These transactions, which are subject to regulatory approval, the approval of the stockholders of Alarion and other customary conditions, are expected to close in the third quarter of 2014.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12.     ACQUISITION ACTIVITY (continued)

The fair values of the assets acquired and liabilities assumed in conjunction with the acquisition as of the closing date are detailed in the following table:

		Fair Value
		and Other		As Recorded
	Acquired	Adjustments		by the Company

Assets	(dollars in thousands)
Cash and cash equivalents	$55,660	$97,519	(a)	$153,179
Securities available to sale	22,241	-		22,241
FHLB and other bank stock	1,897	-		1,897
Loans	98,041	(24,715)	(b)	73,326
Other real estate owned	1,620	(834)	(c)	786
Core deposit intangible	-	625	(d)	625
Other assets	1,788	-		1,788
Total assets	$181,247	$72,595		$253,842
Liabilities
Noninterest-bearing deposits	$23,683	$-		$23,683
Interest-bearing deposits	187,896	507	(e)	188,403
Other borrowings	32,068	5,210	(f)	37,278
Deferred tax liability	-	1,675	(g)	1,675
Other liabilities	289	-		289
Total Liabilities	$243,936	$7,392		$251,328
Liabilities assumed over assets acquired	$62,689
Aggregate fair value adjustments		$65,203
Gain on acquisition, net of tax				$2,514

Explanations

(a)	The adjustment represents the cash received from the FDIC to reflect the acquisition of excess liabilities assumed over assets acquired and the asset purchase discount.
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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13.     SUBSEQUENT EVENTS

Subsequent events and transactions that occurred after June 30, 2014 but prior to August 8, 2014, the date these financial statements were available to be issued, have been evaluated for potential recognition or disclosure in these financial statements.  There were no subsequent events that require disclosure in the financial statements.

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

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General.  Heritage is a $1.5 billion bank holding company headquartered in Albany, Georgia.  The principal business of Heritage is operating its wholly owned subsidiary, HeritageBank.  Heritage primarily conducts commercial banking, retail banking, mortgage banking and wealth management activities through its bank subsidiary.  As of June 30, 2014, HeritageBank operated in Georgia, Florida and Alabama through 29 banking locations, 15 mortgage offices and 5 investment offices. HeritageBank provides credit based products, deposit accounts, corporate cash management, investment support and other services to commercial and retail clients.

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

In April 2014, we announced an Agreement of Plan of Merger to acquire all of the common stock of Alarion Financial Services, Inc. (“Alarion”), in a stock transaction valued at approximately $22.1 million.    Alarion, headquartered in Ocala, Florida, is the holding company for Alarion Bank, which operates six branches in Ocala, Gainesville and Alachua (suburban Gainesville).  As of June 30, 2014, Alarion reported approximately $283 million in assets, $202 million in loans, $237 million in deposits and $19 million in tangible common equity.

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

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments.  The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our customers, in aggregate and by payment due dates.  In addition to the commitments below, we had overdraft protection available in the amount of $22.9 million at June 30, 2014.

	June 30, 2014

	Less than	One through	Four through	After Five
	One Year	Three Years	Five Years	Years	Total

	(In thousands)
Contractual obligations:
FHLB advances	$10,000	$48,708	$31,363	$10,718	$100,789
Fed funds purchased and securities sold under repurchase agreement	5,350	15,000	15,000	-	35,350
Operating leases (premises)	911	1,796	1,520	2,303	6,530
Total advances and operating leases	$16,261	$65,504	$47,883	$13,021	$142,669
Off-balance sheet loan commitments:
Undisbursed portions of loans closed	$28,201	$3,916	$1,939	$-	$34,056
Commitments to originate loans	118,746	-	-	-	118,746
Unused lines of credit	75,284	9,985	4,502	17,057	106,828
Total loan commitments	222,231	13,901	6,441	17,057	259,630
Total contractual obligations and loan commitments	$238,492	$79,405	$54,324	$30,078	$402,299

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

General.  Total assets increased by $106.5 million, or 7.7%, to $1.487 billion at June 30, 2014, from $1.381 billion at December 31, 2013.  Total interest-earning assets increased $125.0 million, or 10.4%, to $1.332 billion at June 30, 2014, from $1.207 billion at December 31, 2013.  The increase in interest-earning assets was driven by increases in interest bearing deposits in banks of $54.0 million, loans of $46.3 million, loans held for sale of $16.5 million, securities available for sale of $6.3 million and federal funds sold of $1.9 million.  At the same time, interest-bearing deposits increased $112.0 million, other borrowings decreased $30.6 million, and federal funds purchased and securities sold under repurchase agreements declined $2.3 million.

Cash and Securities.  Cash and due from banks decreased $5.5 million, or 15.8%, to $29.3 million at June 30, 2014, from $34.8 million at December 31, 2013.  Cash and securities (including bank deposits and federal funds sold) increased in the aggregate $56.7 million, or 17.0%, to $389.1 million, or 26.2% of total assets, at June 30, 2014, from $332.5 million, or 24.1% of total assets, at December 31, 2013. At June 30, 2014, our liquidity position as a percentage of total assets improved as a result of growth in the balance of interest-bearing deposits in banks, securities available for sale and federal funds sold offset in part by the decline in cash and due from banks.

	At June 30,	At December 31,	Amount	Percent
	2014	2013	Change	Change

	(Dollars in thousands)
Cash and due from banks	$29,305	$34,804	$(5,499)	(15.8)%
Interest-bearing deposits in banks	57,244	3,249	53,995	NM
Federal funds sold	2,028	130	1,898	NM
Securities available for sale, at fair value	300,556	294,299	6,257	2.1
Total	$389,133	$332,482	$56,651	17.0%

At June 30, 2014, our securities portfolio consisted of $54.3 million in GSE securities, $187.0 million in GSE residential mortgage-backed securities, $58.4 million in state and municipal securities, and $804,000 in corporate equity securities.  We believe it is probable that we will be able to collect the amounts due under the contractual terms of the securities portfolio.  Therefore we do not believe any securities experienced other than temporary impairment at June 30, 2014.  See Note 4 to the Consolidated Financial Statements in this Form 10-Q for additional information.

We expect to lower our excess liquidity on the basis of cash, funds due from banks, federal funds sold, and securities as a percent of total assets throughout 2014.  We continue to believe that utilizing some of our excess liquidity to increase our loan portfolio as a percentage of total assets is a prudent strategy for us throughout 2014.

Loans.  Our loan portfolio increased $46.3 million, or 5.8%, to $845.1 million at June 30, 2014, from $798.8 million at December 31, 2013.  Overall, the change in the loan portfolio was primarily driven by organic loan growth of $60.2 million offset in part by principal pay downs and resolutions of $7.4 million for covered loans and $6.5 million for noncovered loans.  We continue to emphasize a diversified lending strategy as we noted balance growth in most of our major loan categories for the period. We also continue to see more opportunities to take market share from the regional and community banks competing within our market footprint.  We continue to seek opportunities to grow our loan portfolio through organic growth, branch acquisitions, loan purchases, and whole bank acquisitions.

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reflects the changes in the types of loans in our portfolio at June 30, 2014, as compared to the end of 2013.

	Loans by Type as of

	June 30,	December 31,	Amount	Percentage
	2014	2013	Change	Change

	(dollars in thousands)
Non-FDIC-acquired loans:
Nonresidential	$277,295	$256,567	$20,728	8.1%
Multifamily	26,436	22,650	3,786	16.7
Farmland	28,502	23,420	5,082	21.7
Construction and land	57,863	50,167	7,696	15.3
Mortgage loans, 1-4 family	176,651	177,456	(805)	(0.5)
Home equity	33,202	29,147	4,055	13.9
Consumer and other	27,918	23,976	3,942	16.4
Commercial and industrial	116,926	101,161	15,765	15.6
	744,793	684,544	60,249	8.8
Loans acquired through FDIC-assisted acquisitions:
Noncovered loans	56,866	63,318	(6,452)	(10.2)
Covered loans	43,442	50,891	(7,449)	(14.6)
	100,308	114,209	(13,901)	(12.2)
Total loans	$845,101	$798,753	$46,348	5.8%

Loans Held for Sale.  At June 30, 2014, we had approximately $127.2 million in loans held for sale, which are mortgage loans generated to be sold to investors, as compared to $110.7 million at December 31, 2013.  The increase was driven by solid production growth while loan sales kept pace with loan production during the second quarter of 2014.  For the six months ended June 30, 2014, we generated $385.4 million in mortgage loan originations and held a pipeline of end of period locks of $117.9 million.  We typically hold these loans for less than ninety days and earn the stated rate on the note until they are purchased by the investor.  We currently have $10.4 million of mortgage loans held for sale that have been held longer than ninety days as of June 30, 2014, and we held a mortgage repurchase reserve, used in the event a loan is repurchased from an investor, of $51,000 as of June 30, 2014.  We do not anticipate difficulty in selling the loans we have held greater than ninety days to an investor in the foreseeable future.  See Notes 1 and 9 to the Consolidated Financial Statements in this Form 10-Q for additional information.

Delinquencies and Nonperforming Assets.  As of June 30, 2014, our total loans delinquent for 30 to 89 days was $752,000, or 0.10% of total loans, excluding FDIC-acquired loans, compared to $1.0 million, or 0.15% of total loans, excluding FDIC-acquired loans, at December 31, 2013.  At June 30, 2014, our nonperforming assets, excluding FDIC-acquired, totaled $7.5 million, or 0.50% of total assets, compared to $11.2 million, or 0.81% of total assets, at December 31, 2013. This $3.7 million, or 33.1%, decrease was primarily driven by a $2.4 million owner occupied, nonresidential loan secured by a convenience store and fast food restaurant that emerged from bankruptcy and was placed back on accrual status during the second quarter of 2014.  Our policy is to place bankruptcies in nonaccrual status until they are resolved, and the customer never missed an interest payment while in bankruptcy.  As a result, and due to other factors, we are expecting this customer to pay all contractually obligated principal and interest.  Separately, OREO write downs of $505,000 and OREO sales (net of additions) of $777,000 were recorded for the six months ended June 30, 2014, which also reduced the balance of nonperforming assets, excluding FDIC-acquired.  Included in nonaccruing loans at June 30, 2014, are troubled debt restructurings of $3.4 million, which involve forgiving a portion of interest or principal on loans or making loans at a rate materially below market.

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

	Nonperforming Assets
	June 30,	December 31,	Amount	Percent
	2014	2013	Change	Change

	(Dollars in thousands)
Nonperforming loans	$7,003	$9,434	$(2,431)	(25.8)%
Foreclosed assets	507	1,789	(1,282)	(71.7)
Total nonperforming assets	$7,510	$11,223	$(3,713)	(33.1)%

Nonperforming loans, excluding FDIC-acquired loans, decreased to 0.94% of total loans, excluding FDIC-acquired loans, at June 30, 2014, from 1.38% at December 31, 2013, primarily driven by the $2.4 million owner occupied, nonresidential loan secured by a convenience store and fast food restaurant that emerged from bankruptcy and was placed back on accrual status during the second quarter of 2014.  We are cautiously optimistic that the positive trend of nonperforming loans, excluding FDIC-acquired loans, will continue to improve as a percentage of total loans, excluding FDIC-acquired loans, throughout 2014.

OREO, excluding FDIC-acquired assets, was $507,000 at June 30, 2014, compared to $1.8 million at December 31, 2013.  We continue to aggressively confront credit quality issues in our loan portfolio.  OREO experienced a decrease primarily driven by write downs and sales in excess of additions for the six months ended June 30, 2014.  We believe the current value of each OREO property represents our estimated disposition value less estimated selling expenses based on current appraisals and market data.  All of these properties are being marketed actively for disposition.  For the six months ended June 30, 2014, we had gross proceeds on sales of OREO, excluding covered FDIC-acquired assets, of $1.2 million and recorded a net gain of approximately $84,000 on those sales.  See Note 8 to the Consolidated Financial Statements in this Form 10-Q for more information.

Our internally criticized (watch list) and classified assets, excluding FDIC-acquired assets, includes loans with respect to which known information about the possible credit problems of the borrowers has caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.  These balances include the aforementioned nonperforming loans, OREO, and repossessed assets.  These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

The table below sets forth the amounts of criticized and classified assets in our portfolio, excluding FDIC-acquired loans and OREO, at the dates indicated.

	June 30,	December 31,
	2014	2013

	(Dollars in thousands)
Total criticized assets	$21,553	$22,741
Total classified assets	18,573	19,582
Total criticized assets to total loans	2.89%	3.32%
Total classified assets to total loans	2.49%	2.86%

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

Allowance for Loan Losses.  Our allowance for loan losses at June 30, 2014, increased to $9.5 million compared to $8.9 million at December 31, 2013, primarily as a result of increased loans.   Excluding FDIC-acquired loans, the allowance for loan losses to total loans was 1.27% at June 30, 2014, and 1.31% at December 31, 2013.  This slight decrease reflects improving credit trends in our loan portfolio, and we are cautiously optimistic the improvement will continue into 2014.

The following table sets forth asset quality information, excluding FDIC-acquired loans for the periods indicated:

	June 30,	December 31,	June 30,
	2014	2013	2013

	(dollars in thousands)
Allowance for loan losses to total loans	1.27%	1.31%	1.42%
Allowance for loan losses to average loans	1.31%	1.33%	1.45%
Allowance for loan losses to nonperforming loans	135.04%	94.91%	74.02%
Accruing loans past due 30-89 days	$752	$1,001	$934
Nonaccrual loans	7,003	9,434	12,223
Loans - 90 days past due & still accruing	-	-	-
Total nonperforming loans	7,003	9,434	12,223
OREO and repossessed assets	507	1,789	3,046
Total nonperforming assets	$7,510	$11,223	$15,269
Nonperforming loans to total loans	0.94%	1.38%	1.92%
Nonperforming assets to total assets	0.50%	0.81%	1.14%
Net (recoveries) charge-offs QTD to average loans (annualized)	0.05%	0.10%	0.45%
Net (recoveries) charge-offs QTD	$92	$160	$698

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

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Premises and Equipment. Premises and equipment increased $368,000, or 1.0%, to $38.3 million at June 30, 2014, compared to December 31, 2013, primarily driven by the purchase of a commercial building during the first quarter for $775,000 in Albany, Georgia, which is planned for general corporate expansion for our operations departments, offset in part by depreciation expense of premises and equipment for the six months ended June 30, 2014.

Goodwill, Intangible Assets and Other Assets. Goodwill and intangible assets increased $1.5 million, or 36.0%, to $5.8 million at June 30, 2014, compared to $4.3 million at December 31, 2013.  The increase was driven by growth in the MSRs net of amortization of $1.9 million, partially offset by the amortization expense of $388,000 related to core deposit intangibles for the six months ended June 30, 2014.

Cash surrender value of bank owned life insurance (“BOLI”) increased $376,000 to $24.6 million at June 30, 2014, from December 31, 2013, driven by the earnings of the BOLI policies for the six months ended June 30, 2014.  Other assets decreased $2.1 million to $19.2 million at June 30, 2014, compared to December 31, 2013, primarily due to reductions in the fair market value of the cash flow hedge of $2.4 million, the fair market value of mortgage related interest rate lock commitments and derivative financial instruments used to hedge interest rate risk of $1.2 million, offset in part by an increase in deferred tax assets of $971,000. See Note 10 to the Consolidated Financial Statements in this Form 10-Q for more information.

Deposits.  Total deposits increased $132.4 million, or 12.3%, to $1.209 billion at June 30, 2014, compared with $1.076 billion at December 31, 2013, primarily driven by public deposit growth of $90.0 million and core deposit growth of $58.3 million offset in part by reductions in wholesale deposits of $12.4 million and time deposits of $3.5 million.

Borrowings and Other Liabilities.  The total amount of other borrowings decreased $30.6 million to $100.8 million at June 30, 2014, from $131.4 million at December 31, 2013.  The reduction in other borrowings was driven by the repayment of short-term FHLB borrowings of $30.0 million and the fair market value rate adjustment for the purchased FHLB borrowings reflected as a reduction to interest expense of $537,000.  The weighted average rate on these other borrowings was 1.67% for the six months ended June, 30 2014, compared to 2.24% for the same period in 2013.  Federal funds purchased and securities sold under repurchase agreements decreased $2.3 million to $35.4 million at June 30, 2014, compared to $37.7 million at December 31, 2013, primarily driven by reductions in the federal funds purchased from Chattahoochee Bank of Georgia of $2.1 million and the customer repurchase agreements of $202,000.

Equity.  Total equity increased $6.6 million to $131.7 million at June 30, 2014, compared with $125.1 million at December 31, 2013, primarily driven by other comprehensive income of $3.4 million, net income of $3.1 million, stock-based compensation of $564,000, and the allocation of $462,000 in ESOP shares, offset in part by cash dividend payments of $960,000.

Accounting for FDIC-Assisted Acquisitions

General.  We perform ongoing assessments of the estimated cash flows of our FDIC-acquired loan portfolios accounted under ASC 310-30.  At June 30, 2014, the fair value of the FDIC-acquired loan portfolios consisted of $43.4 million in covered and $56.9 million in noncovered loans, compared with $50.9 million in covered and $63.3 million in noncovered loans at December 31, 2013.  The principal balance of the FDIC-acquired loan portfolios totaled $153.0 million at June 30, 2014, compared with $177.8 million at December 31, 2013.  The decrease in FDIC-acquired loans was driven by the portfolio paydowns and resolutions.

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

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the second quarter of 2014, we reversed the allowance recorded during the first quarter of 2014 against the FDIC-acquired noncovered perm 1-4 loan pool for Frontier of $105,000 for a valuation adjustment needed to adjust the yield.  During the second quarter of 2014, the FDIC-acquired loan pools experienced improvement in cash flows, which positively impacted the FDIC-acquired loan accretion related to the pooled loans.  At June 30, 2014, the FDIC-acquired loans individually assessed experienced charge-offs of $69,000 related to inadequate discounts as a result of the re-estimation of cash flows for such loans compared to $75,000 at December 31, 2013, and $64,000 at June 30, 2013.  See Note 6 to the Consolidated Financial Statements in this Form 10-Q for additional information.

FDIC Loss-Share Receivable and Clawback Liability.  At June 30, 2014, the FDIC loss-share receivable associated with covered FDIC-acquired assets decreased $8.1 million to $33.2 million, or 37.1% of the principal balance of covered FDIC-acquired assets, compared to $41.3 million, or 37.8% of the principal balance of covered FDIC-acquired assets, at December 31, 2013. The principal balance of the covered FDIC-acquired assets totaled $89.5 million at June 30, 2014, compared with $109.2 million at December 31, 2013.  The reduction in the FDIC loss-share receivable as of June 30, 2014 compared to December 31, 2013 was primarily driven by $5.4 million of negative accretion, which resulted from the improvement in cash flows for the FDIC-acquired loan pools and was included in noninterest income, and $2.4 million of reimbursements received from the FDIC.

As of June 30, 2014, we have recorded an FDIC clawback liability of $3.4 million for all FDIC loss-share agreements, compared to $1.9 million at December 31, 2013.  This increase in FDIC clawback liability was driven by an improvement in estimates of expected cash flows for the FDIC-acquired assets covered under loss-sharing agreements. See Note 7 to the Consolidated Financial Statements in this Form 10-Q for additional information.

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents the FDIC loss-share receivable and clawback liability in more detail for the periods indicated.

	June 30,	December 31,
	2014	2013

	(dollars in thousands)
FDIC loss-share receivable:
Single family estimated credit losses	$7,506	$8,995
Nonsingle family estimated credit losses	22,347	30,077
Pending reimbursements and other	3,386	2,234
Total	$33,239	$41,306
FDIC clawback liability	$3,366	$1,941
Total covered discount impacting FDIC loss-share receivable	37,316	39,071
FDIC receivable as % of gross balance of covered assets	37.1%	37.8%
Covered discount as % of FDIC loss-share receivable	89.8%	94.6%

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	Three Months Ended June 30,
	2014			2013

	(Dollars in Thousands)
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

Interest-Earning Assets:
Loans	$955,685	$16,199	6.80%	$793,576	$15,994	8.08%
Investment securities	302,132	1,707	2.27	293,516	1,508	2.06
Other short-term investments	39,427	31	0.32	80,554	90	0.45
Total interest-earning assets	1,297,244	17,937	5.55	1,167,646	17,592	6.04
Noninterest earning assets	159,701			185,264
Total assets	1,456,945			1,352,910
Interest-Bearing Liabilities:
Interest checking, money market, savings	608,590	357	0.24%	570,606	324	0.23%
Time deposits	380,141	819	0.86	362,264	717	0.79
Total interest-bearing deposits	988,731	1,176	0.48	932,870	1,041	0.45
Federal funds purchased and securities
sold under repurchase agreements	34,430	333	3.88	33,305	332	4.00
Other borrowings	132,453	527	1.60	102,115	512	2.01
Total interest bearing liabilities	1,155,614	2,036	0.71	1,068,290	1,885	0.71
Noninterest Bearing Liabilities:
Demand deposits	162,431			147,376
Other liabilities	7,862			15,546
Total noninterest bearing liabilities	170,293			162,922
Total liabilities	1,325,907			1,231,212
Stockholder’s equity	131,038			121,698
Total liabilities and stockholder’s equity	1,456,945			1,352,910
Net interest income		$15,901			$15,707
Net interest rate spread			4.84%			5.34%
Net earning assets	$141,630			$99,356
Net interest margin			4.92%			5.40%
Average interest-earning assets to average
interest-bearing liabilities	1.12X			1.09X
Core net interest margin (non-GAAP):
Loans(1)(2)	$955,685	$16,199	6.80%	$793,576	$15,994	8.08%
FDIC-acquired loan discount adjustments(3)	56,445	4,644	33.00	82,508	6,144	29.87
Loans	1,012,130	20,843	4.58	876,084	22,138	4.51
Adjusted total interest-earning assets	1,353,689	13,293	3.94	1,250,154	11,448	3.67
Total interest bearing liabilities	$1,155,614	2,036	0.71	$1,068,290	1,885	0.71
Core net interest income		$11,257			$9,563
Core net interest rate spread			3.23%			2.97%
Core net interest margin			3.34%			3.07%

(1)	Average loan balances includes nonaccrual loans for the periods presented.
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

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended June 30,
	2014			2013

	(Dollars in Thousands)
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

Interest-Earning Assets:
Loans	$929,563	$30,577	6.63%	$746,503	$29,480	7.96%
Investment securities	301,772	3,388	2.26	265,777	2,756	2.09
Other short-term investments	30,124	51	0.34	63,180	112	0.36
Total interest-earning assets	1,261,459	34,016	5.44	1,075,460	32,348	6.07
Noninterest earning assets	161,496			175,982
Total assets	1,422,955			1,251,442
Interest-Bearing Liabilities:
Interest checking, money market, savings	582,355	685	0.24%	523,154	611	0.24%
Time deposits	381,306	1,631	0.86	342,229	1,484	0.87
Total interest-bearing deposits	963,661	2,316	0.48	865,383	2,095	0.49
Federal funds purchased and securities
sold under repurchase agreements	35,198	663	3.80	33,787	660	3.94
Other borrowings	125,968	1,041	1.67	84,140	933	2.24
Total interest bearing liabilities	1,124,827	4,020	0.72	983,310	3,688	0.76
Noninterest Bearing Liabilities:
Demand deposits	160,518			133,296
Other liabilities	8,170			13,585
Total noninterest bearing liabilities	168,688			146,881
Total liabilities	1,293,515			1,130,191
Stockholder’s equity	129,440			121,251
Total liabilities and stockholder’s equity	1,422,955			1,251,442
Net interest income		$29,996			$28,660
Net interest rate spread			4.72%			5.31%
Net earning assets	$136,632			$92,150
Net interest margin			4.80%			5.37%
Average interest-earning assets to average
interest-bearing liabilities	1.12X			1.09X
Core net interest margin (non-GAAP):
Loans(1)(2)	$929,563	$30,577	6.63%	$746,503	$29,480	7.96%
FDIC-acquired loan discount adjustments(3)	58,738	8,494	29.16	75,167	10,732	28.79
Loans	988,301	39,071	4.51	821,670	40,212	4.60
Adjusted total interest-earning assets	1,320,197	25,522	3.90	1,150,627	21,616	3.79
Total interest bearing liabilities	$1,124,827	4,020	0.72	$983,310	3,688	0.76
Core net interest income		$21,502			$17,928
Core net interest rate spread			3.18%			3.03%
Core net interest margin			3.28%			3.14%
(1)	Average loan balances includes nonaccrual loans for the periods presented.
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

	Three Months Ended June 30,

	2014 vs. 2013

	Increase (Decrease)		Total

	Due to		Increase

	Volume	Rate	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans	$3,267	$(3,062)	$205
Investment securities	44	155	199
Other short-term investments	(46)	(13)	(59)
Total interest-earning assets	$3,265	$(2,920)	$345

Interest-bearing liabilities:
Interest checking, money market, savings	$22	$11	$33
Time deposits	35	67	102
Federal funds purchased and securities sold under
repurchase agreements	11	(10)	1
Other borrowings	152	(137)	15
Total interest-bearing liabilities	$220	$(69)	$151
Increase in net interest income			$194

	Six Months Ended June 30,

	2014 vs. 2013

	Increase (Decrease)		Total

	Due to		Increase

	Volume	Rate	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans	$7,229	$(6,132)	$1,097
Investment securities	373	259	632
Other short-term investments	(59)	(2)	(61)
Total interest-earning assets	$7,543	$(5,875)	$1,668

Interest-bearing liabilities:
Interest checking, money market, savings	$69	$5	$74
Time deposits	170	(23)	147
Federal funds purchased and securities sold under
repurchase agreements	28	(25)	3
Other borrowings	464	(356)	108
Total interest-bearing liabilities	$731	$(399)	$332
Increase in net interest income			$1,336

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three and Six Month Periods Ended June 30, 2014 and 2013

General.  During the three and six months ended June 30, 2014, we recorded net income of $1.8 million and $3.1 million, respectively, compared to net income of $2.7 million and $6.6 million, respectively, for the same periods in 2013.  Basic earnings per share for the three and six months ended June 30, 2014, were $0.24 and $0.42, respectively, compared to $0.36 and $0.88, respectively, for the same periods in 2013.  Diluted earnings per share for the three and six months ended June 30, 2014, were $0.23 and $0.41, respectively, compared to $0.36 and $0.88, respectively, for the same periods in 2013.    The reduction in operating results for the three months ended June 30, 2014, compared to the same period in 2013 was primarily driven by increases in salaries and employee benefits and FDIC clawback expenses partially offset by improved interest income on loans and securities and solid growth in revenue from mortgage banking activities.  The reduction in operating results for the six months ended June 30, 2014, compared to the same period in 2013 was primarily driven by increases in salaries and employee benefits and FDIC clawback expenses coupled with a one-time gain on acquisitions in 2013 partially offset by improved interest income on loans and securities and growth in revenue from mortgage banking activities.

Interest Income. Total interest income for the three and six months ended June 30, 2014, increased $325,000 and $1.6 million, respectively, or 1.9% and 5.0%, respectively, compared to the same periods in 2013.   The increase was due to growth in average interest-earning assets for the three and six months ended June 30, 2014 of $129.6 million and $186.0 million, respectively, compared to the same periods in 2013 primarily driven by the Frontier FDIC-assisted acquisition during the first quarter of 2013 and organic loan growth.  Also positively impacting interest income was the structural balance sheet shift from lower yielding short-term investments to higher yielding loans and investment securities.  However, the growth in the volume of the average interest-earning assets was in part offset by a reduction in the yield on interest-earning assets of 50 basis points and 63 basis points, respectively, compared to the same periods in 2013.

Interest income, on a fully taxable equivalent basis, on loans for the three and six months ended June 30, 2014, increased $205,000 and $1.1 million, respectively, to $16.2 million and $29.5 million, respectively, compared to $17.6 million and $32.3 million, respectively, for the same periods in 2013.  The increase in interest income on loans was driven by growth in the average loan balances for the three and six months ended June 30, 2014, by $162.1 million and $183.1 million, respectively, as compared to the same periods in 2013 as a result of the 2013 Frontier acquisition and the organic loan growth experienced throughout most of our market footprint.   However, the increase in interest income was negatively impacted for the three and six months ended June 30, 2014, by a decline in the weighted average yield on loans of 129 basis points and 133 basis points, respectively, compared to the same periods in 2013 driven by reduced accretion on FDIC-acquired loans compared to the prior year.

Interest income, on a fully taxable equivalent basis, on investment securities for the three and six months ended June 30, 2014, was $1.7 million and $3.4 million, respectively, compared to $1.5 million and $2.8 million, respectively, for the same periods in 2013.  The weighted average yield on investments for the three and six months ended June 30, 2014, improved 21 basis points and 17 basis points, respectively, which positively impacted the interest income on investment securities compared to the same periods in 2013.  Also, favorable growth was recorded in the average balance of investment securities for the three and six months ended June 30, 2014, of $8.6 million and $36.0 million, respectively, which positively impacted the interest income on investments compared to the same periods in 2013 as excess liquidity was placed into investment securities.  We anticipate the yield on our investment portfolio to improve during the remainder of 2014 as we anticipate reinvesting maturing investments at higher yields.

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income on other short-term investments for the three and six months ended June 30, 2014 decreased to $31,000 and $51,000, respectively, compared to $90,000 and $112,000, respectively, for the same periods in 2013.  The decline was driven by a reduction in the average balance of other short-term investments for the three and six months ended June 30, 2014, of $41.1 million and $33.1 million, respectively, compared to the same periods in 2013 as excess liquidity was used to fund organic loan growth.  Also, the average yield on other short-term investments declined for the three and six months ended June 30, 2014 by 13 basis points and 2 basis points, respectively, compared to the same periods in 2013.

Interest Expense.  Total interest expense for the three and six months ended June 30, 2014, increased $151,000 and $332,000, respectively, or 8.0% and 9.0%, respectively, compared to the same periods in 2013.  The increase in interest expense was primarily the result of growth in the average balance of interest-bearing liabilities for the three and six months ended June 30, 2014 of $87.3 million and $141.5 million, respectively, compared to the same periods in 2013.  The increase in interest expense was in part offset by a decline in the weighted average cost of interest-bearing liabilities for the six months ended June 30, 2014 of 4 basis points as compared to the same period in 2013.  However, the weighted average cost of interest-bearing liabilities for the three months ended June 30, 2014, remained stable compared to the same period in 2013, and we anticipate the change in the cost of interest-bearing liabilities to be minimal in 2014 unless market interest rates either increase or decrease significantly.

Interest expense on deposits for the three and six months ended June 30, 2014, increased $135,000 and $221,000, respectively, compared to the same periods in 2013.  The increase in interest expense on deposits for the three and six months ended June 30, 2014, was driven by growth in average interest-bearing deposits of $55.9 million and $98.3 million, respectively, compared to the same periods in 2013.  The increase in interest expense for the three months ended June 30, 2014, was also impacted by an increase in the weighted average cost on deposits of 3 basis points compared to the same period in 2013 while the interest expense for the six months ended June 30, 2014, was in part offset by a decline in the weighted average cost on deposits of 1 basis point compared to the same period in 2013.

Interest expense on federal funds purchased and securities sold under repurchase remained relatively unchanged for the three and six months ended June 30, 2014 compared to the same periods in 2013.  Interest expense on other borrowings, consisting of FHLB advances, for the three and six months ended increased $15,000 and $108,000, respectively, compared to the same periods in 2013.  The increase in the interest expense on other borrowings for the three and six months ended June 30, 2014, was primarily driven by an increase in the average balance of other borrowings of $30.3 million and $41.8 million, respectively, compared to the same periods in 2013 driven by our strategy to take advantage of historically low interest rates to fund future loan growth.  However, the increase in interest expense for the three and six months ended June 30, 2014, was offset in part by a reduction in the weighted average rate paid on these borrowings of 41 basis points and 57 basis points, respectively, compared to the same periods in 2013.

Net Interest Income.    Net interest income, on a fully taxable equivalent basis, for the three and six months ended June 30, 2014, increased $194,000 and $1.3 million, respectively, or 1.2% and 4.7%, respectively, compared to the same periods in 2013.  The overall increase was primarily driven by an increase in the balance of interest-earning assets partially offset by a reduction in the yield on interest-earning assets and balance growth in interest-bearing liabilities.  The net interest spread for the three and six months ended June 30, 2014, decreased 50 basis points and 59 basis points, respectively, compared to the same periods in 2013, and the net interest margin for the three and six months ended June 30, 2014, decreased 48 basis points and 57 basis points, respectively, compared to the same periods in 2013.  The primary reason the net interest margin decreased for the three and six months ended June 30, 2014, was primarily the result of reduced loan accretion for FDIC-acquired loans, decreasing the weighted average yield on loans 135 basis points and 124 basis points, respectively, compared to the same periods in 2013.  We also expect loan accretion for FDIC-acquired loans to vary from quarter to quarter but continue to positively impact the net interest margin for the remainder of 2014.

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

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Loan Losses.  During the three and six months ended June 30, 2014, provision for loan losses expense decreased by $194,000 and $509,000, respectively, compared to the same periods in 2013.  The decrease in provision expense for the three and six months ended June 30, 2014, was primarily the result of improving credit quality for our core loan portfolio.  The provision for loans losses for FDIC-acquired noncovered loans increased $44,000 for the six months ended June 30, 2014, offset in part by a decrease in the provision for loans losses for FDIC-acquired covered loans of $38,000 compared to the same period in 2013.  We include five years of historical losses in our allowance calculation for all periods.  The use of this timeframe has recently resulted in an overall increase in historical losses.  However, offsetting the upward trend in losses is a change in the portfolio mix where loan growth has occurred.  Specifically, positive growth occurred in nonresidential loans as a percentage of the loan portfolio, which carries a lower historical loss rate compared to other loan categories.  In addition, criticized and classified loans have decreased as a percentage of the overall loan portfolio.

The following table presents the provision for loan losses in more detail for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

	(Dollars in thousands)
Provision for loan losses – noncovered	$510	$640	$575	$1,090
Provision for loan losses – FDIC-acquired noncovered	(61)	-	44	-
Provision for loan losses – noncovered	449	640	619	1,090
Provision for loan losses – FDIC-acquired covered	25	28	25	63
Provision for loan losses	$474	$668	$644	$1,153

For further information on the loan portfolio and allowance for loan losses, see the Delinquencies and Nonperforming Assets and Allowance for Loan Losses of this section and  see Notes 5 and 6 of the Condensed Notes to Consolidated Financial Statements in this Form 10-Q.

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income.  A summary of noninterest income, excluding securities transactions, gain on acquisitions and accretion of FDIC loss-share receivable, is presented in the tables below.

	Three Months Ended
	June 30,
	2014	2013	$ Chg	% Chg

	(Dollars in thousands)
Service charges on deposit accounts	$1,503	$1,297	$206	15.9%
Bankcard services income	941	831	110	13.2
Other service charges, commissions and fees	158	157	1	0.6
Brokerage fees	615	536	79	14.7
Mortgage banking activities	5,022	3,425	1,597	46.6
Bank-owned life insurance	187	201	(14)	(7.0)
Other	99	124	(25)	(20.2)
Total noninterest income	$8,525	$6,571	$1,954	29.7%
Noninterest income as a percentage of
average assets (annualized)	2.40%	2.10%

The increase in mortgage banking activities was primarily driven by increased volume resulting from our focus of expanding our mortgage banking business compared to the prior year.  We anticipate this positive trend in mortgage banking activities to continue to grow throughout 2014.  The increase in service charges on deposit accounts was primarily driven by an increase in fees for services per account and an increase in overdraft fees primarily driven by our overall customer base increase.

	Six Months Ended
	June 30,
	2014	2013	$ Chg	% Chg

	(Dollars in thousands)
Service charges on deposit accounts	$2,946	$2,451	$495	20.2%
Bankcard services income	1,830	1,593	237	14.9
Other service charges, commissions and fees	320	256	64	25.0
Brokerage fees	1,181	1,017	164	16.1
Mortgage banking activities	7,188	5,608	1,580	28.2
Bank-owned life insurance	376	403	(27)	(6.7)
Other	202	218	(16)	(7.3)
Total noninterest income	$14,043	$11,546	$2,497	21.6%
Noninterest income as a percentage of
average assets (annualized)	1.97%	1.85%

The increase in mortgage banking activities was primarily driven by increased volume resulting in our focus of expanding our mortgage banking business compared to the prior year.  We anticipate this positive trend in mortgage banking activities to continue to grow throughout 2014.  The increase in service charges on deposit accounts was primarily driven by an increase in fees for services per account and an increase in overdraft fees primarily driven by our overall customer base increase.  The increase in bankcard services income was primarily driven by improvement in our overall customer base.

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense.  A summary of noninterest expense, excluding acquisition related expenses, loss on sales and write-down of FDIC-acquired OREO and foreclosed FDIC-acquired asset expenses, is presented in the tables below.

	Three Months Ended
	June 30,
	2014	2013	$ Chg	% Chg

	(Dollars in thousands)
Salaries and employee benefits	$10,310	$8,185	$2,125	26.0%
Equipment	1,090	935	155	16.6
Occupancy	1,063	903	160	17.7
Advertising and marketing	221	349	(128)	(36.7)
Legal and accounting	259	169	90	53.3
Consulting & other professional fees	264	133	131	98.5
Directors fees and retirement	160	157	3	1.9
Telecommunications	322	312	10	3.2
Supplies	133	140	(7)	(5.0)
Data processing fees	828	995	(167)	(16.8)
Loss (gain) on sales and write-downs of OREO	107	58	49	84.5
Foreclosed asset expenses	82	227	(145)	(63.9)
FDIC insurance and other regulatory fees	299	278	21	7.6
Deposit intangible expenses	192	211	(19)	(9.0)
Other operating	1,345	1,169	176	15.1
Total noninterest expenses	$16,675	$14,221	$2,454	17.3%
Noninterest expenses as a percentage of
average assets (annualized)	4.69%	4.55%

The increase in salaries and employee benefits was primarily due the net hiring of 89 full-time equivalent employees (“FTEs”), a 22.2% increase from the prior year, primarily related to the hiring 92 FTEs for our mortgage banking expansion offset by a net reduction in our banking and investments areas of three FTEs.

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Six Months Ended
	June 30,
	2014	2013	$ Chg	% Chg

	(Dollars in thousands)
Salaries and employee benefits	$18,890	$14,615	$4,275	29.3%
Equipment	2,118	1,747	371	21.2
Occupancy	2,030	1,757	273	15.5
Advertising and marketing	449	536	(87)	(16.2)
Legal and accounting	440	288	152	52.8
Consulting & other professional fees	534	229	305	-
Directors fees and retirement	318	314	4	1.3
Telecommunications	612	543	69	12.7
Supplies	258	274	(16)	(5.8)
Data processing fees	1,738	1,946	(208)	(10.7)
Loss (gain) on sales and write-downs of OREO	425	33	392	-
Foreclosed asset expenses	169	442	(273)	(61.8)
FDIC insurance and other regulatory fees	543	534	9	1.7
Deposit intangible expenses	388	405	(17)	(4.2)
Other operating	2,575	2,109	466	22.1
Total noninterest expenses	$31,487	$25,772	$5,715	22.2%
Noninterest expenses as a percentage of
average assets (annualized)	4.43%	4.12%

The increase in salaries and employee benefits was primarily due the hiring of 95 full-time equivalent employees (“FTEs”), a 25.0% increase from the prior year, primarily related to the hiring 86 FTEs for our mortgage banking expansion and nine FTEs for our banking and investments areas.  The increases in equipment, occupancy, consulting & other professional fees, and other operating expenses were primarily due to the mortgage banking expansion.

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Tax Expense.  Income tax expense for the three and six months ended June 30, 2014, decreased $214,000 and $1.6 million, respectively, compared to the same period in 2013.  The effective tax rate for the three and six months ended June 30, 2014 was 28.3% and 27.3%, respectively, compared to 25.5% and 29.5%, respectively, for the same periods in 2013.

Accounting for FDIC-Assisted Acquisitions

Noninterest Income. The negative accretion for the FDIC loss-share receivable for the three months ended June 30, 2014, was unchanged at $3.4 million while the negative accretion for the FDIC loss-share receivable for the six months ended June 30, 2014, decreased $367,000 to $5.4 million compared to the same periods in 2013.  The negative accretion for the FDIC loss-share receivable is expected to decline as a percentage of noninterest income throughout 2014 but still remain elevated as a large portion of our FDIC loss-share receivable will be cleared with negative accretion.

Noninterest Expense. Foreclosed FDIC-acquired asset expense for the three and six months ended June 30, 2014, decreased $28,000 and $116,000, respectively, compared to the same periods in 2013.   The FDIC clawback expense for the three and six months ended June 30, 2014 increased $758,000 and $735,000, respectively, compared to the same periods in 2013.  We anticipate the FDIC clawback expense remaining elevated for the remainder of 2014 and then declining on a percentage of noninterest expense throughout 2015.  The net gain on sales and write-downs of FDIC-acquired OREO for the three and six months ended June 30, 2014, declined $424,000 and $136,000, respectively, compared to the same periods in 2013 primarily driven by our ability to sell FDIC-acquired OREO closer to appraised value as compared to the previous year.

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

If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our unpledged investment portfolio.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At June 30, 2014, the Bank had total federal funds credit lines with six correspondent banks of $74.0 million, with no outstanding advances.  The Bank also maintains a credit facility with the FHLB of $151.8 million with total outstanding advances of $97.0 million at June 30, 2014.

At June 30, 2014, total deposits increased $132.4 million, or 12.3%, to $1.209 billion compared to $1.076 billion at December 31, 2013, primarily driven by public deposit growth of $90.0 million and core deposit growth of $58.3 million offset in part by reductions in wholesale deposits of $12.4 million and time deposits of $3.5 million.  Federal funds purchased and securities sold under agreements to repurchase decreased $2.3 million, or 6.1%, to $35.4 million at June 30, 2014, compared to $37.7 million at December 31, 2013.  Also, FHLB advances decreased $30.6 million, or 23.3%, to $100.8 million at June 30, 2014, compared to $131.4 million at December 31, 2013.

The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Risk Management Committee with day to day responsibility delegated to the Asset/Liability Management Committee

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(“ALCO”) and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at June 30, 2014, were considered satisfactory.  At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds.  The Company is aware of no events or trends likely to result in a negative material change in liquidity.

The consolidated statements of cash flows for the six months ended June 30, 2014, detail cash flows from operating, investing and financing activities.  At June 30, 2014, net cash used in investing activities and operating activities was $98.6 million and $6.1 million, respectively, offset in part by net cash provided by financing activities of $99.2 million resulting in a net decline in cash and due from banks of $5.5 million to $29.3 million.

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

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulatory Capital Ratios for the Company and the Bank at June 30, 2014

The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities.  The following table reflects the Company’s and the Bank’s compliance at June 30, 2014, with regulatory capital requirements.  These calculations are based on total risk weighted assets of $1.0 billion consolidated and $999.4 million for the Bank as of June 30, 2014, and average total assets of $1.5 billion consolidated and $1.5 billion for the Bank for the three months ended June 30, 2014.  These consolidated capital ratios are based on the capital requirements for bank holding companies issued by the Board of Governors of the Federal Reserve System.

					Minimum Required to
					Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Total Capital to Risk Weighted Assets
Consolidated	$141,588	14.0%	$81,031	8.0%	N/A
HeritageBank of the South	128,032	12.8%	79,952	8.0%	$99,940	10.0%

Tier I Capital to Risk Weighted Assets
Consolidated	132,131	13.0%	40,516	4.0%	N/A
HeritageBank of the South	118,575	11.9%	39,976	4.0%	59,964	6.0%

Tier I Capital to Average Total Assets
Consolidated	132,131	9.1%	58,166	4.0%	N/A
HeritageBank of the South	118,575	8.2%	57,989	4.0%	72,486	5.0%

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

In addition to the updated capital requirements, the final rules also contain revisions to the prompt corrective action framework.   Beginning January 1, 2015, the minimum ratios for the Bank to be considered well-capitalized will be updated as follows:

	Current Rules	Final Rules
Total Capital:	10.0%	10.0%
Tier 1 Capital:	6.0%	8.0%
Common Equity Tier 1 Capital:	-%	6.5%
Leverage Ratio:	5.0%	5.0%

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

The Company’s strategy is to mitigate interest rate risk to the extent possible as part of the Company’s overall business strategy. Based on our analysis of the Company’s overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk.  These strategies aim to achieve neutrality to interest rate risk, and the ALCO is responsible for monitoring and analyzing interest rate risk on a regular basis.  Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates.  As of June 30, 2014, a drop in interest rates would decrease our net interest income and an increase in rates would increase our net interest income, also known as being “asset sensitive.”  The asset sensitivity position was in part driven by our overall balance sheet structure designed to take advantage of rising interest rates.  The Company plans to maintain our asset sensitivity position by focusing our efforts to extend liabilities and increase variable rate assets.  The Company feels the level of interest rate risk is at an acceptable level, and it is within our internal policy limits.

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

Effect
Market	on Net
Rate	Interest
Change	Income
+400	15.5%
+300	11.6%
+200	9.0%
+100	4.8%
(100)	(6.2)%

Index

Quarterly Financial Summary - Unaudited

The following table presents condensed information relating to quarterly periods presented.

	For the Three Months Ended
	June	March	December	September	June
	30, 2014	31, 2014	31, 2013	30, 2013	30, 2013

	(dollars in thousands expect per share data)
Results of Operations:
Net interest income	$15,774	$13,971	$16,253	$13,558	$15,600
Provision for loan losses	474	170	232	350	668
Net interest income after provision for
loan losses	15,300	13,801	16,021	13,208	14,932
Total noninterest income	5,286	3,487	4,536	3,918	3,195
Total noninterest expense	18,116	15,476	15,706	15,334	14,555
Income before income taxes	2,470	1,812	4,851	1,792	3,572
Applicable income tax	698	469	1,446	470	912
Net income	$1,772	$1,343	$3,405	$1,322	$2,660
Per Share Data:
Weighted average shares – basic	7,436,717	7,422,044	7,407,722	7,371,804	7,381,370
Weighted average shares – diluted	7,607,501	7,581,775	7,530,606	7,483,812	7,383,992
Basic earnings per share	$0.24	$0.18	$0.46	$0.18	$0.36
Diluted earnings per share	0.23	0.18	0.45	0.18	0.36

Index

ITEM 4.     CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) under the Securities Exchange Act (the “Exchange Act”)) as of June 30, 2014, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 40-day period preceding the filing date of this quarterly report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective in ensuring that the information required to disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including its Chief Executive Officer and Chief Financial Officer) in a timely manner; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b)	Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2014, the Company’s Board of Directors extended its stock repurchase program for 344,179 shares, or 4% of the Company's currently outstanding common stock, which expires in April 2015, unless the program is extended or completed earlier.  There were no unregistered sales of equity securities during the quarter ended June 30, 2014.

			Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number		as Part of	that may yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the
	Purchased	Paid Per Share	Plans or Programs	Plans or Programs
January	-	$-	-	344,179
February	-	-	-	344,179
March	-	-	-	344,179
April	-	-	-	344,179
June	-	-	-	344,179
July	-	-	-	344,179
Total	-	$-	-	344,179

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

HERITAGE FINANCIAL GROUP, INC.

Date: August 8, 2014	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2014	By:	/s/ T. Heath Fountain
T. Heath Fountain
Executive Vice President,
Chief Administrative Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)