Form 10-Q
period 2014-09-30
Heritage Financial Group Inc
filed 2014-11-10
CIK 1493491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date:  At November 6, 2014, there were 9,188,164 shares of issuer’s common stock outstanding.

Index

HERITAGE FINANCIAL GROUP, INC.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	Unaudited
	September 30,	December 31,
	2014	2013
Assets
Cash and due from banks	$26,793	$34,804
Interest-bearing deposits in banks	10,945	3,249
Federal funds sold	1,434	130
Total cash and cash equivalents	39,172	38,183
Securities available for sale, at fair value	339,189	294,299
Federal Home Loan Bank stock, at cost	9,950	7,342
Other equity securities, at cost	1,010	1,010
Loans held for sale	147,867	110,669
Loans:
Non-acquired loans	774,108	684,544
Acquired non-credit impaired loans	160,502	-
Acquired credit impaired loans non-covered	92,051	63,318
Acquired credit impaired loans covered	42,447	50,891
Less allowance for loan losses	9,916	8,955
Loans, net	1,059,192	789,798
Non-acquired other real estate owned	648	1,789
Acquired non-covered other real estate owned	3,296	1,693
Acquired covered other real estate owned	5,281	7,053
Total other real estate owned	9,225	10,535
FDIC loss-share receivable	27,929	41,306
Premises and equipment, net	49,922	37,978
Goodwill and intangible assets, net	16,702	4,253
Cash surrender value of bank owned life insurance	24,749	24,183
Other assets	30,627	21,369
	$1,755,534	$1,380,925
Liabilities and Stockholders' Equity
Noninterest bearing deposits	$199,336	148,253
Interest bearing deposits	1,141,925	928,168
Total deposits	1,341,261	1,076,421
Federal funds purchased and securities sold under repurchase agreements	42,815	37,648
Other borrowings	190,440	131,394
Other liabilities	21,070	10,399
Total liabilities	1,595,586	1,255,862
Commitments and Contingencies
Stockholders' equity
Preferred stock, par value; $0.01; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, par value $0.01; 45,000,000 shares authorized;
9,183,574 and 7,834,537 shares issued and outstanding, respectively	92	78
Capital surplus	106,510	78,566
Retained earnings	61,262	57,614
Accumulated other comprehensive loss, net of tax benefit of $3,292 and $5,175, respectively	(4,937)	(7,762)
Unearned employee stock ownership plan (ESOP) shares, 292,559 and 332,535 shares, respectively	(2,979)	(3,433)
Total stockholders' equity	159,948	125,063
	$1,755,534	$1,380,925

See Notes to Consolidated Financial Statements

Index

HERITAGE FINANCIAL GROUP, INC AND SUBSIDIARY

Consolidated Statements of Income (Unaudited)

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in Thousands except per share data)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Interest income
Interest and fees on loans	$14,901	$13,452	$42,981	$42,523
Interest on loans held for sale	1,493	434	3,984	839
Interest on taxable securities	1,180	1,155	3,600	3,116
Interest on nontaxable securities	381	318	1,103	911
Interest on federal funds sold	2	4	4	7
Interest on deposits in other banks	20	30	69	140
	17,977	15,393	51,741	47,536
Interest expense
Interest on deposits	1,192	982	3,508	3,077
Interest on other borrowings	856	853	2,560	2,446
	2,048	1,835	6,068	5,523
Net interest income	15,929	13,558	45,673	42,013
Provision for loan losses	640	350	1,284	1,503
Net interest income after provision	15,289	13,208	44,389	40,510
Noninterest income
Service charges on deposit accounts	1,612	1,577	4,558	4,028
Bankcard services income	919	852	2,749	2,445
Other service charges, commissions and fees	178	126	494	370
Brokerage fees	644	561	1,825	1,578
Mortgage banking activities	6,723	1,963	13,915	7,582
Bank-owned life insurance	190	200	566	603
Gain on sales of securities	628	-	766	-
Gain on acquisitions	-	-	-	4,188
Accretion of FDIC loss share receivable	(2,669)	(1,499)	(8,077)	(7,275)
Other	49	138	251	356
	8,274	3,918	17,047	13,875
Noninterest expense
Salaries and employee benefits	11,382	8,108	30,272	22,723
Equipment and occupancy	2,234	1,932	6,382	5,436
Advertising and marketing	288	335	737	871
Professional fees	446	340	1,420	857
Information services expenses	1,080	1,335	3,430	3,824
Net loss (gain) on sales and write-downs of
other real estate owned	8	335	433	368
Net (gain) loss on sales and write-downs of
acquired other real estate owned	(37)	(206)	(128)	(433)
Foreclosed asset expenses	77	337	246	779
Foreclosed acquired asset expenses	217	366	835	1,087
FDIC insurance and other regulatory fees	274	293	817	827
Acquisition related expenses	2,543	280	2,696	1,220
Deposit intangible expenses	186	204	574	609
FDIC loss-share clawback expenses	(35)	286	1,390	978
Other operating expenses	1,934	1,389	5,084	4,096
	20,597	15,334	54,188	43,242
Income before income taxes	2,966	1,792	7,248	11,143
Applicable income tax	1,007	470	2,174	3,233
Net income	$1,959	$1,322	$5,074	$7,910
Earnings per common share:
Basic earnings per share	$0.26	$0.18	$0.68	$1.07
Diluted earnings per share	$0.26	$0.18	$0.67	$1.05
Weighted average-common shares outstanding:
Basic	7,485,528	7,371,804	7,448,329	7,425,940
Diluted	7,676,233	7,483,812	7,622,378	7,519,664

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in Thousands)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Net income	$1,959	$1,322	$5,074	$7,910
Other comprehensive income (loss):
Unrealized (losses) gains on cash flow hedge, net of tax (benefit) of $(131) and $41 for the quarter and $(1,293) and $1,363 for year to date, respectively	(197)	62	(1,939)	2,044
Unrealized holding (losses) gains on securities arising during the period, net of tax (benefit) of $(12) and $(197) for the quarter and $3,482 and $(4,417) for year to date, respectively	(18)	(295)	5,223	(6,626)
Reclassification adjustment for securities gains included in net income, net of tax benefit of $251 and $- for the quarter and $306 and $- for the year to date, respectively	(376)	-	(459)	-
Total other comprehensive income (loss)	(591)	(233)	2,825	(4,582)
Comprehensive income	$1,368	$1,089	$7,899	$3,328

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Nine Months Ended September 30, 2014 (Unaudited)

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

For the Nine Months Ended September 30, 2014 (Unaudited)

And The Year Ended December 31, 2013

(Dollars in Thousands, except per share data)

						Accumulated

						Other

						Compre-

	Common Stock		Capital	Retained	Unearned ESOP	hensive Income/

	Shares	Par Value	Surplus	Earnings	Shares	(Loss)	Total
Balance, December 31, 2013	7,834,537	$78	$78,566	$57,614	$(3,433)	$(7,762)	$125,063
Net income	-	-	-	5,074	-	-	5,074
Cash dividend declared,
$0.21 per share	-	-	-	(1,426)	-	-	(1,426)
Issuance of 1,336,414 shares
of common stock	1,336,414	14	26,968	-	-	-	26,982
Issuance of 14,000
restricted common stock	14,000	-	-	-	-	-	-
Exercise of 3,380
common stock options	3,380	-	30	-	-	-	30
Forfeiture of 461 shares of
restricted common stock	(461)	-	-	-	-	-	-
Repurchase of 4,296 shares
of common stock	(4,296)	-	(85)	-	-	-	(85)
Stock-based compensation expense	-	-	723	-	-	-	723
Other comprehensive income	-	-	-	-	-	2,825	2,825
Tax expense from stock-
based compensation plans	-	-	69	-	-	-	69
ESOP shares earned, 39,976 shares	-	-	321	-	454	-	775
Tax benefit on ESOP expense	-	-	(82)	-	-	-	(82)
Balance, September 30, 2014	9,183,574	$92	$106,510	$61,262	$(2,979)	$(4,937)	$159,948

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

 (Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
OPERATING ACTIVITIES	$5,074	$7,910
Net income
Adjustments to reconcile net income
to net cash (used in) provided by operating activities:
Depreciation and amortization	2,099	1,912
Amortization of intangibles	720	609
Provision for loan losses	1,284	1,503
Provision (benefit) for deferred taxes	(2,765)	64
Net gain on acquisitions	-	(4,188)
Gain on sales of securities	(766)	-
Net loss on sales and
write-downs of other real estate owned	433	368
Net gain on sales and write-downs of acquired other real estate owned	(128)	(433)
Amortization of available for sale discounts and premiums, net	1,552	1,947
Accretion of FDIC loss-share receivable	8,077	7,275
Increase in bank-owned life insurance	(566)	(604)
ESOP compensation expense	775	614
Stock-based compensation expense	723	686
Excess benefit related to stock-based compensation plans	(69)	(27)
Excess tax related to ESOP	82	10
Net change in:
Increase in loans held for sale	(30,254)	(22,434)
Increase in mortgage servicing rights	(3,850)	-
Increase in interest receivable	(225)	(843)
Increase in interest payable	214	118
Decrease in FDIC loss-share receivable	5,301	8,928
Net other operating activities	(489)	902
Total adjustments	(17,852)	(3,593)
Net cash (used in) provided by operating activities	(12,778)	4,317
INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	11,708	32,022
Proceeds from maturities and calls of securities available for sale	24,337	12,005
Purchases of securities available for sale	(34,411)	(117,006)
(Increase) decrease in interest-bearing deposits in banks	(7,696)	1,401
(Increase) decrease in Federal Home Loan Bank stock	(1,682)	235
Increase in federal funds sold	(874)	(2,594)
Increase in loans, net	(74,869)	(52,405)
Net cash received from acquisition activity	4,195	153,179
Purchases of premises and equipment	(2,835)	(7,235)
Proceeds from sale of premises and equipment	13	-
Proceeds from sales of other real estate owned	6,324	8,288
Net cash (used in) provided by investing activities	(75,790)	27,890

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

 (Dollars in thousands)

	Nine Months Ended September 30,

	2014	2013
FINANCING ACTIVITIES
Increase (decrease) in deposits	$34,174	$(29,158)
Increase in federal funds purchased and securities sold under repurchase agreements	1,944	1,563
Net proceeds from other borrowings	45,932	5,000
Excess tax related to stock-based compensation plans	69	27
Excess tax benefit related to ESOP	(82)	(10)
Proceeds from exercise of stock option	31	503
Repurchase of common stock	(85)	(5,263)
Dividends paid to stockholders	(1,426)	-
Net cash provided by (used in) financing activities	80,557	(27,338)
Net (decrease) increase in cash and due from banks	(8,011)	4,869
Cash and due from banks at beginning of period	34,804	23,993
Cash and due from banks at end of period	$26,793	$28,862
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$5,854	$5,405
Income taxes	$4,935	$3,136
NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$3,362	$4,972

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

The accompanying consolidated financial information of the Company as of September 30, 2014 and 2013 is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations.  The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.     BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES (continued)

Recently Adopted Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). ASU 2014-04 clarifies when an in-substance repossession or foreclosure occurs: a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for fiscal years and interim periods beginning on or after December 15, 2014. The Company is currently in the process of evaluating the ASU.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, (Topic 606). ASU 2014-09 states a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but the Company does not expect it to have a material impact.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”). ASU 2014-11 aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. In addition, the disclosure of certain transactions accounted for as a sale is effective for the first interim or annual period beginning after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014 and interim periods beginning after March 15, 2015. Early adoption is prohibited. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but does not expect it to have a material impact.

In June 2014, the FASB issued ASU 2014-12,  Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issues Task Force. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period will be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. An entity may apply the standards (1) prospectively to all share-based payment awards that are granted or modified on or after the effective date, or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. Earlier application is permitted. The adoption of ASU 2014-12 is not expected to have a material impact on the Company’s financial statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2.     EARNINGS PER SHARE

Basic earnings per share represent income available attributable to common stockholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan and unvested shares of issued restricted stock. For the three and nine month periods ended September 30, 2014, potential common shares of 24,200 and 16,272, respectively, were not included in the calculation of diluted earnings per share because the assumed exercise of such shares would be anti-dilutive.

The components used to calculate basic and diluted earnings per share follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

	(dollars in thousands, expect per share data

Basic earnings and shares:
Net income	$1,959	$1,322	$5,074	$7,910
Weighted-average basic shares outstanding	7,485,528	7,371,804	7,448,329	7,425,940
Basic earnings per share	$0.26	$0.18	$0.68	$1.07

Diluted earnings and shares:
Net income	$1,959	$1,322	$5,074	$7,910
Weighted-average basic shares outstanding	7,485,528	7,371,804	7,448,329	7,425,940
Add: Stock options and nonvested shares	190,705	112,008	174,049	93,724
Weighted-average diluted shares outstanding	7,676,233	7,483,812	7,622,378	7,519,664
Diluted earnings per share	$0.26	$0.18	$0.67	$1.05

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.     SHARE BASED COMPENSATION

On May 17, 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”).  The purpose of the 2006 Plan is to promote the long-term growth and profitability of Heritage Financial Group, Inc. to provide directors, advisory directors, officers and employees of Heritage Financial Group, Inc. and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence, and to provide such individuals with an equity interest in Heritage Financial Group, Inc.  Under the 2006 Plan, the Compensation Committee of the Board of Directors has discretion to award up to 645,990 shares, of which 461,422 were available as stock options or stock appreciation rights and 184,568 shares were available as restricted stock awards.  There were no grants awarded from this plan and 3,000 stock options were exercised during the nine months ended September 30, 2014.  As of September 30, 2014, there were approximately 12,800 restricted stock awards and 56,963 options available to be granted from the 2006 Plan.

On June 22, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (the “2011 Plan”).  Under the 2011 Plan, the Compensation Committee has the discretion to award up to 573,481 shares, of which 409,429 were available as stock options or stock appreciation rights and 163,852 were available as restricted stock awards.  On July 1, 2011, the Company granted 117,530 restricted stock awards and 334,870 stock options from this plan. On October 1, 2012, the Company granted 15,600 restricted stock awards and 31,900 stock options from this plan.   Additionally, on April 1, 2014, the Company granted 14,000 restricted stock awards and 24,200 stock options from this plan. There were 380 options exercised from this plan during the nine months ended September 30, 2014.  As of September 30, 2014, there were approximately 17,843 restricted stock awards and 26,684 options available to be granted from the 2011 Plan.

The Company granted restricted awards that may not be sold or otherwise transferred until certain restrictions have lapsed.  The unearned compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse (generally one to five years).  The share-based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period.  As of September 30, 2014, there was approximately $880,000 of unrecognized compensation associated with these awards.  For the three months ended September 30, 2014 and 2013, we recognized compensation expense associated with these awards of approximately $99,000 and  $84,000, respectively.  For the nine months ended September 30, 2014 and 2013, we recognized compensation expense associated with these awards of approximately $274,000 and $249,000, respectively.

The Company recognized compensation expense related to stock options of approximately $157,000 and $146,000, respectively, for the three months ended September 30, 2014 and 2013, and approximately $449,000 and $437,000       respectively, for the nine month periods ended September 30, 2014 and 2013.  At September 30, 2014, there was approximately $1.2 million of unrecognized compensation related to stock options.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.     SECURITIES

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2014:	(dollars in thousands)
U.S. Government sponsored agencies (GSEs)	$55,617	$68	$(1,529)	$54,156
State and municipal securities	73,964	1,285	(606)	74,643
GSE residential mortgage-backed securities	213,845	427	(3,882)	210,390
Total securities	$343,426	$1,780	$(6,017)	$339,189
December 31, 2013:
U.S. Government sponsored agencies (GSEs)	$56,493	$9	$(2,930)	$53,572
State and municipal securities	54,012	222	(3,420)	50,814
GSE residential mortgage-backed securities	195,764	394	(6,889)	189,269
Total debt securities	306,269	625	(13,239)	293,655
Equity securities	207	439	(2)	644
Total securities	$306,476	$1,064	$(13,241)	$294,299

The amortized cost and fair value of debt securities available for sale by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	September 30, 2014		December 31, 2013
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(dollars in thousands)
One year or less	$-	$-	$-	$-
One to five years	21,539	21,268	12,087	11,843
Five to ten years	53,548	52,689	58,328	55,333
Over ten years	54,494	54,842	40,297	37,854
Mortgage-backed securities	213,845	210,390	195,764	189,269
	$343,426	$339,189	$306,476	$294,299

Securities with a carrying value of approximately $203.0 million and $133.0 million at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.  The balance of pledged securities in excess of the pledging requirements was $93.9 million and $30.9 million at September 30, 2014 and December 31, 2013, respectively.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.     SECURITIES (Continued)

The gross realized gains and losses recognized in income are reflected in the following table:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

	(dollars in thousands)
Gross gains recognized on sales of securities	$630	$-	$769	$-
Gross losses recognized on sales of securities	(2)	-	(3)	-
Net realized gains on sales of securities available for sale	$628	$-	$766	$-

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
September 30, 2014:
U.S. Government sponsored agencies
(GSEs)	$4,280	$(33)	$41,429	(1,496)	$45,709	$(1,529)
State and municipal securities	3,198	(30)	20,227	(576)	23,425	(606)
GSE residential mortgage-backed
securities	26,577	(150)	120,828	(3,732)	147,405	(3,882)
Total temporarily impaired securities	$34,055	$(213)	$182,484	$(5,804)	$216,539	$(6,017)
December 31, 2013 :
U.S. Government sponsored agencies
(GSEs)	$53,716	$(2,930)	$-	$-	$53,716	$(2,930)
State and municipal securities	31,243	(2,321)	7,566	(1,099)	38,809	(3,420)
GSE residential mortgage-backed
securities	141,069	(5,917)	20,747	(972)	161,816	(6,889)
Subtotal, debt securities	226,028	(11,168)	28,313	(2,071)	254,341	(13,239)
Equity securities	205	(2)	-	-	205	(2)
Total temporarily impaired securities	$226,233	$(11,170)	$28,313	$(2,071)	$254,546	$(13,241)

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.     SECURITIES (Continued)

At September 30, 2014, total unrealized losses decreased to $6.0 million, or 2.8% of the temporarily impaired securities, compared to $13.2 million, or 5.2% of the temporarily impaired securities, at December 31, 2013.  The unrealized losses at September 30, 2014 relate to 45 agencies, 57 state and municipal obligations and 116 mortgage-backed securities.   In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition, and the issuer's anticipated ability to pay the contractual cash flows of the investments.

The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2014. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.  At September 30, 2014, the Company held certain investment securities having continuous unrealized loss positions for more than 12 months.  All of these losses were in 40 agencies, 93 mortgage-backed securities and 50 municipal securities. The unrealized losses arose from changes in interest rates and market conditions as of September 30, 2014.

Other-Than-Temporary Impairment

The Company reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (“OTTI”).  Management does not have the intent to sell any of the temporarily impaired investments and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The OTTI analysis focuses on the duration and amount a security is below book value and assesses a calculation for both a credit loss and a non-credit loss for each measured security considering the security’s type, performance, underlying collateral, and any current or potential debt rating changes.  The OTTI calculation for credit loss is reflected in the income statement while the non-credit loss is reflected in other comprehensive income.    As of September 30, 2014, management did not consider any of the investments in its investment portfolio to have OTTI.

The Company held Freddie Mac (“FHLMC”) preferred stock, and OTTI was recorded in the amount of the investment after the U.S. Government placed the company into conservatorship in September 2008.  The preferred stock was reduced to a nominal book value for tracking purposes, and,  as a result, during the twelve months ended December 31, 2008, the Company recognized a write-down of $1.5 million through noninterest income representing other-than-temporary impairment on the investment.  On July 24, 2014, the Company made the decision to sell the security for $584,000 and reported a gain in the amount of $584,000 for the third quarter.   The decision to the sell the security was based on the expectation that future gains would slow or even reverse given the current environment for this security.

The Company held a single issue trust preferred security issued by Royal Bank of Scotland (“RBS”).  The security suspended payments under the EU agreement for 24 months beginning April 1, 2011.  The Company valued the security by projecting estimated cash flows using the Moody’s Ba2 marginal default rate.  The difference in the present value and the carrying value of the security was the OTTI credit portion.  During the twelve months ended December 31, 2011, the Company recognized a write-down of $43,000 through noninterest income representing OTTI on the security.  On July 24, 2014, the Company made the decision to sell the security for $237,000 and reported a gain in the amount of $30,000 during the third quarter of 2014.  The decision to the sell the security was based on the expectation that future gains would slow or even reverse given the current environment for this security.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.     SECURITIES (Continued)

The following table presents a roll-forward of the cumulative amount of credit losses on the Company’s investment securities that have been recognized through earnings.

	September 30,	December 31,
	2014	2013

	(dollars in thousands)
Beginning balance of credit losses	$1,543	$1,543
Other-than-temporary impairment credit losses	-	-
Reduction for securities sold during the period	(1,543)	-
Ending balance of cumulative credit losses recognized in earnings	$-	$1,543

Restricted Equity Securities

The investment in the common stock of the Federal Home Loan Bank of Atlanta is accounted for by the cost method, which also represents par value, and is made for long-term business affiliation reasons.  In addition, this investment is subject to restrictions relating to sale, transfer or other disposition.  Dividends are recognized in income when declared.  The carrying value of this investment at September 30, 2014 and December 31, 2013, was $10.0 million and $7.3 million, respectively.   The estimated fair value of this investment is $10.0 million as of September 30, 2014, and therefore it is not considered impaired.

Other equity securities represent an investment in the common stock of the Chattahoochee Bank of Georgia (“Chattahoochee”), a de novo bank in Gainesville, Georgia.  The Company accounts for this investment by the cost method.  This investment represents approximately 4.9% of the outstanding shares of Chattahoochee.  Since its initial capital raise, Chattahoochee has had limited stock transactions, and therefore, no fair market value is readily available.  The carrying value of this investment at September 30, 2014 and December 31, 2013, was $1.0 million.  The Company plans to hold this investment for the foreseeable future, and did not consider it impaired as of September 30, 2014.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

note 5.     Loans and Allowance for Loan Losses

                    (EXCLUDING ACQUIRED LOANS)

The composition of loans is summarized as follows:

	September 30,	December 31,
	2014	2013

Commercial real estate:	(dollars in thousands)
Nonresidential	$284,218	$256,567
Multifamily	28,742	22,650
Farmland	29,441	23,420
Total commercial real estate loans	342,401	302,637
Construction and land	73,137	50,167
Residential real estate:
Mortgage loans, 1-4 family	179,131	177,456
Home equity	36,754	29,147
Total residential real estate loans	215,885	206,603
Consumer and other:
Indirect auto loans	45	247
Direct auto loans	6,093	6,640
Other	15,474	17,089
Total consumer and other loans	21,612	23,976
Commercial and industrial loans	121,073	101,161
Total non-acquired loans	774,108	684,544

Acquired non-credit impaired loans	160,502	-

Acquired credit impaired loans:
Non-covered	92,051	63,318
Covered	42,447	50,891

Total loans	1,069,108	798,753
Total allowance for loan losses	(9,916)	(8,955)
Loans, net	$1,059,192	$789,798

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

                    (EXCLUDING ACQUIRED LOANS) (Continued)

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

                    (EXCLUDING ACQUIRED LOANS) (Continued)

Activity in the allowance for loan losses and recorded investment in loans by segment:

	Commercial	Residential	Construction	Commercial
	Real	Real	and	and	Consumer
	Estate	Estate	Land	Industrial	and Other	Total

	(dollars in thousands)
Balance, January 1, 2014	$2,080	$3,171	$1,229	$2,169	$306	$8,955
Add (deduct):
Charge-offs	-	(82)	(31)	(42)	(176)	(331)
Recoveries	-	78	1	-	63	142
Provision for loan losses	344	173	285	264	84	1,150
Balance, September 30, 2014	$2,424	$3,340	$1,484	$2,391	$277	$9,916
Allowance:
Ending balance: specific	$352	$772	$84	$91	$41	$1,340
Ending balance: collective	$2,072	$2,568	$1,400	$2,300	$236	$8,576
Loans:
Ending balance: individually
evaluated for impairment	$4,675	$2,968	$3,765	$111	$60	$11,579
Ending balance: collectively
evaluated for impairment	$337,726	$212,917	$69,372	$120,962	$21,552	$762,529

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

note 5.     Loans and Allowance for Loan Losses

                    (EXCLUDING ACQUIRED LOANS) (Continued)

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

                    (EXCLUDING ACQUIRED LOANS) (Continued)

Impaired loans by class are presented below for September 30, 2014:

					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	YTD 2014

	(dollars in thousands)
Loans with no related allowance recorded
Commercial real estate:
Nonresidential	$591	$609	$-	$591	$-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	1,704	1,704	-	1,704	-
Residential real estate:
Mortgage loans, 1-4 family	140	146	-	142	2
Home equity	-	-	-	-	-
Consumer and other:
Indirect auto loans	-	-	-	-	-
Direct auto loans	-	-	-	-	-
Other	-	-	-	-	-
Commercial and industrial loans	-	-	-	-	-
Loans with related allowance recorded
Commercial real estate:
Nonresidential	$4,084	$4,150	$352	$4,152	$6
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	2,061	2,157	84	2,105	-
Residential real estate:
Mortgage loans, 1-4 family	2,526	3,321	494	2,634	7
Home equity	302	307	278	312	7
Consumer and other:
Indirect auto loans	6	9	-	7	-
Direct auto loans	18	31	10	24	-
Other	36	49	31	42	1
Commercial and industrial loans	111	263	91	169	-
Total
Commercial real estate	$4,675	$4,759	$352	$4,743	$6
Construction and land	3,765	3,861	84	3,809	-
Residential real estate	2,968	3,774	772	3,088	16
Consumer and other	60	89	41	73	1
Commercial and industrial loans	111	263	91	169	-
Total	$11,579	$12,746	$1,340	$11,882	$23

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

note 5.     Loans and Allowance for Loan Losses

                    (EXCLUDING ACQUIRED LOANS) (Continued)

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

                    (EXCLUDING ACQUIRED LOANS) (Continued)

Below is an analysis of the age of recorded investment in loans that are past due as of September 30, 2014.

	30-59	60-89		Total
	Days	Days	Non	Past		Total
	Past Due	Past Due	Accrual*	Due	Current	Loans

	(dollars in thousands)
Commercial real estate:
Nonresidential	$-	$-	$2,245	$2,245	$281,973	$284,218
Multifamily	-	-	-	-	28,742	28,742
Farmland	166	-	-	166	29,275	29,441
Total commercial real estate loans	166	-	2,245	2,411	339,990	342,401
Construction and land	23	-	1,823	1,846	71,291	73,137
Residential real estate:
Mortgage loans, 1-4 family	551	44	2,355	2,950	176,181	179,131
Home equity	28	-	302	330	36,424	36,754
Total residential real estate loans	579	44	2,657	3,280	212,605	215,885
Consumer and other:
Indirect auto loans	-	-	6	6	39	45
Direct auto loans	3	-	18	21	6,072	6,093
Other	36	-	36	72	15,402	15,474
Total consumer and other loans	39	-	60	99	21,513	21,612
Commercial and industrial loans	58	20	111	189	120,884	121,073
Total	$865	$64	$6,896	$7,825	$766,283	$774,108

*There were no accruing loans that were greater than 90 or more days past due at September 30, 2014.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

note 5.     Loans and Allowance for Loan Losses

                    (EXCLUDING ACQUIRED LOANS) (Continued)

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

                    (EXCLUDING ACQUIRED LOANS) (Continued)

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

At September 30, 2014, the Company had troubled debt restructurings totaling $7.8 million, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.  Included in nonaccruing loans at September 30, 2014, are troubled debt restructurings of $3.1 million.  In addition, at that date the Company had troubled debt restructurings totaling $4.7 million that were performing in accordance with their modified terms and are not included in nonaccruing loans.

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

Troubled debt restructurings for the periods ended:

	September 30, 2014

		Recorded
	Number	Investment
	of	Prior to	Recorded
	Modifications	Modifications	Investment

	(dollars in thousands)
Commercial real estate	2	$3,036	$3,021
Residential real estate	4	7,248	1,417
Construction and land	2	3,574	3,342
Commercial and industrial loans	-	-	-
Consumer and other	-	-	-
Total	8	$13,858	$7,780

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

note 5.     Loans and Allowance for Loan Losses

                    (EXCLUDING ACQUIRED LOANS) (Continued)

	December 31, 2013

		Recorded
	Number	Investment
	of	Prior to	Recorded
	Modifications	Modifications	Investment

	(dollars in thousands)
Commercial real estate	3	$3,036	$2,878
Residential real estate	5	7,268	1,488
Construction and land	2	3,574	3,380
Commercial and industrial loans	-	-	-
Consumer and other	-	-	-
Total	10	$13,878	$7,746

Troubled debt restructuring modifications that subsequently defaulted for the periods ended:

	September 30, 2014

	Number
	of	Recorded
	Modifications	Investment

	(dollars in thousands)
Commercial real estate	1	$590
Residential real estate	3	1,106
Construction and land	1	1,400
Commercial and industrial loans	-	-
Consumer and other	-	-
Total	5	$3,096

	December 31, 2013

	Number
	of	Recorded
	Modifications	Investment

	(dollars in thousands)
Commercial real estate	3	$2,878
Residential real estate	4	1,485
Construction and land	1	1,400
Commercial and industrial loans	-	-
Consumer and other	-	-
Total	8	$5,763

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

note 5.     Loans and Allowance for Loan Losses

                    (EXCLUDING ACQUIRED LOANS) (Continued)

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

                    (EXCLUDING ACQUIRED LOANS) (Continued)

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

                    (EXCLUDING ACQUIRED LOANS) (Continued)

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

                    (EXCLUDING ACQUIRED LOANS) (Continued)

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

Credit quality indicators for loans by class are presented below for September 30, 2014 and December 31, 2013.

	September 30, 2014

				Construction
	Non-			and
	Residential	Multifamily	Farmland	Land

	(dollars in thousands)
Commercial Real Estate Credit Exposure
Pass 1	$-	$-	$-	$-
Pass 2	-	-	-	53
Pass 3	52,853	1,009	4,631	1,913
Pass 4	179,464	24,746	17,702	23,961
Pass 5	43,383	2,887	7,108	42,773
Special Mention 6	787	65	-	-
Special Mention Elevated 7	127	-	-	-
Substandard 8	5,359	35	-	2,614
Impaired Loans 9	2,245	-	-	1,823
Doubtful 10	-	-	-	-
Loss 11	-	-	-	-
Total	$284,218	$28,742	$29,441	$73,137

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

note 5.     Loans and Allowance for Loan Losses

                    (EXCLUDING ACQUIRED LOANS) (Continued)

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

September 30, 2014

Commercial
and Industrial

(dollars in thousands)
Commercial and Industrial Credit Exposure
Pass 1	$1,998
Pass 2	34
Pass 3	25,205
Pass 4	68,484
Pass 5	22,353
Special Mention 6	2,519
Special Mention Elevated 7	193
Substandard 8	176
Impaired Loans 9	111
Doubtful 10	-
Loss 11	-
Total	$121,073

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

note 5.     Loans and Allowance for Loan Losses

                    (EXCLUDING ACQUIRED LOANS) (Continued)

As of
December 31, 2013

Commercial
and Industrial

(dollars in thousands)
Commercial and Industrial Credit Exposure
Pass 1	$1,325
Pass 2	432
Pass 3	24,344
Pass 4	64,653
Pass 5	9,757
Special Mention 6	208
Special Mention Elevated 7	239
Substandard 8	68
Impaired Loans 9	135
Doubtful 10	-
Loss 11	-
Total	$101,161

	As of September 30, 2014

	Mortgage	Home Equity

	(dollars in thousands)
Residential Real Estate Credit Exposure
Pass 1-5	$172,771	$36,425
Special Mention 6	481	-
Special Mention Elevated 7	286	-
Substandard 8	3,238	27
Impaired Loans 9	2,355	302
Doubtful 10	-	-
Loss 11	-	-
Total	$179,131	$36,754

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

note 5.     Loans and Allowance for Loan Losses

                    (EXCLUDING ACQUIRED LOANS) (Continued)

	As of December 31, 2013

	Mortgage	Home Equity

	(dollars in thousands)
Residential Real Estate Credit Exposure
Pass 1-5	$171,349	$29,147
Special Mention 6	460	-
Special Mention Elevated 7	-	-
Substandard 8	2,711	-
Impaired Loans 9	2,936	-
Doubtful 10	-	-
Loss 11	-	-
Total	$177,456	$29,147

	As of September 30, 2014

	Indirect	Direct
	Auto	Auto	Other

	(dollars in thousands)
Consumer and Other Credit Exposure
Pass 1-5	$39	$6,075	$15,433
Special Mention 6	-	-	-
Special Mention Elevated 7	-	-	-
Substandard 8	-	-	5
Impaired Loans 9	6	18	36
Doubtful 10	-	-	-
Loss 11	-	-	-
Total	$45	$6,093	$15,474

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

note 5.     Loans and Allowance for Loan Losses

                    (EXCLUDING ACQUIRED LOANS) (Continued)

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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6.     ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES

Acquired Non-credit Impaired Loans

The Company elected to account for non-credit impaired loans acquired in the Alarion Bank (“Alarion”) acquisition under ASC 310–20.  ASC 310-20, Receivables: Nonrefundable Fees and Other Costs,  applies to the discount which is accreted through earnings based on estimated cash flows over the estimated life of the loan.

Acquired Credit Impaired Loans

The Company elected to account for loans acquired in the Tattnall Bank, Citizens Bank of Effingham (“Citizens”), First Southern National Bank (“First Southern”), Frontier Bank (“Frontier”) acquisitions, and credit impaired loans acquired with the Alarion acquisition, under ASC 310–30.  ASC 310-30, Receivables: Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable.  ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement. Loans with specific evidence of deterioration in credit quality were accounted for under ASC 310-30.  In addition, the Company determined it would not be able to collect all the contractually required principal and interest payments on other loans in the portfolio which did not have specific evidence of credit quality due to multiple factors, including the deterioration of the economy since origination of these loans, the decline in real estate values in the market areas of the loans, and the poor underwriting standards under which these loans were originated.  These loans are accounted for by analogy to ASC 310-30. The following tables detail the fair value of loans covered and not covered under loss-share agreements and accounted for under ASC 310-30.

	September 30,	December 31,

Loans not covered by loss-sharing agreements:	2014	2013

	(dollars in thousands)
Commercial real estate	$47,409	$22,268
Residential real estate	30,446	30,134
Construction and land	5,309	5,156
Commercial and industrial	5,796	2,604
Consumer and other	3,091	3,156
	$92,051	$63,318

	September 30,	December 31,
Loans covered by loss-sharing agreements:	2014	2013

	(dollars in thousands)
Commercial real estate	$12,344	$14,161
Residential real estate	19,219	23,886
Construction and land	10,126	11,642
Commercial and industrial	680	864
Consumer and other	78	338
	$42,447	$50,891

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

NOTE 6.     ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents the loss-sharing agreement expirations:

Acquisition	Non-single Family Expiration	Single Family Expiration
Citizens	March 2016	March 2021
First Southern	September 2016	September 2021

The following table represents the credit impaired loans receivable as of September 30, 2014, and reflects reclassifications from the balances reported at December 31, 2013:

	Acquired Loans	Acquired Loans
	Without Specific	With Specific
	Evidence of	Evidence of
	Deterioration in	Deterioration in	Total Loans
	Credit Quality	Credit Quality	Acquired

	(dollars in thousands)
Contractually required principal and interest	$179,440	$34,259	$213,699
Nonaccretable difference	(13,659)	(9,069)	(22,728)
Cash flows expected to be collected	165,781	25,190	190,971
Accretable yield	(51,781)	(4,692)	(56,473)
Basis in acquired loans	$114,000	$20,498	$134,498

The following table is a summary of changes in the accretable yields of acquired credit impaired loans since December 31, 2012 and reflects refinements to the Company's initial estimate:

(dollars in thousands)	Accretable Yield
Balance at December 31, 2012	$28,882
Additions	21,189
Reclassification from nonaccretable difference	12,620
Accretion included in interest income	(29,459)
Adjustments to estimates of expected cash flows	19,509
Balance at December 31, 2013	$52,741
Additions	44
Reclassification from nonaccretable difference	12,926
Accretion included in interest income	(18,463)
Adjustments to estimates of expected cash flows	9,225
Balance at September 30, 2014	$56,473

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6.     ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following is a summary of the allowance for loan losses for the acquired credit impaired loans for 2014:

	Commercial	Residential	Construction	Commercial	Consumer
	Real	Real	and	and	and
	Estate	Estate	Land	Industrial	Other	Total

	(dollars in thousands)
Balance, January 1, 2014	$-	$-	$-	$-	$-	$-
Add (deduct):						-
Charge-offs	(25)	(15)	(66)	(28)	-	(134)
Recoveries	-	-	-	-	-	-
Provision for loan losses –						-
noncovered	-	-	16	28	-	44
Provision for loan losses - covered	25	15	50	-	-	90
Balance, September 30, 2014	$-	$-	$-	$-	$-	$-
Allowance:
Ending balance: specific	$-	$-	$-	$-	$-	$-
Ending balance: collective	$-	$-	$-	$-	$-	$-
Loans:
Ending balance: individually
evaluated for impairment	$41,122	$11,133	$6,016	$4,121	$2,036	$64,428
Ending balance: collectively
evaluated for impairment	$18,745	$38,531	$9,421	$2,356	$1,017	$70,070

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6.     ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following is a summary of the allowance for loan losses for the acquired credit impaired loans for 2013:

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

The following tables provide details of changes in the loss-share receivable from the FDIC for the periods indicated.

For the period ended September 30, 2014:
(dollars in thousands)
Balance, December 31, 2013	$41,306
Decrease in expected losses on covered assets	(349)
Accretion included in noninterest income	(8,077)
Reimbursements from the FDIC	(4,951)
Balance, September 30, 2014	$27,929

For the period ended December 31, 2013:
(dollars in thousands)
Balance, December 31, 2012	$60,731
Clawback liability reclassified from asset	703
Decrease in expected losses on covered assets	(371)
Accretion included in noninterest income	(9,293)
Reimbursements from the FDIC	(10,464)
Balance, December 31, 2013	$41,306

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8.     OTHER REAL ESTATE OWNED (OREO)

The following table provides a summary of information pertaining to other real estate owned (“OREO”) for periods ended September 30, 2014 and December 31, 2013.

		Acquired	Acquired
	Non-acquired	Non-Covered	Covered
	OREO	OREO	OREO	Total

	(dollars in thousands)
Balance, December 31, 2013	$1,789	$1,693	$7,053	$10,535
Acquired in Alarion acquisition	-	1,991	-	1,991
Additions	473	87	2,767	3,327
Sales	(1,101)	(503)	(4,337)	(5,941)
Writedowns	(513)	28	(202)	(687)
Balance, September 30, 2014	$648	$3,296	$5,281	$9,225

		Acquired	Acquired
	Non-acquired	Non-Covered	Covered
	OREO	OREO	OREO	Total

	(dollars in thousands)
Balance, December 31, 2012	$2,637	$605	$9,467	$12,709
Acquired in Frontier acquisition	-	786	-	786
Additions	1,283	1,147	4,873	7,303
Sales	(1,776)	(835)	(6,571)	(9,182)
Writedowns	(355)	(10)	(716)	(1,081)
Balance, December 31, 2013	$1,789	$1,693	$7,053	$10,535

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9.     FAIR VALUE MEASUREMENTS (Continued)

The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held for sale are sold within a few weeks of origination, they are unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value during the nine months ended September 30, 2014 or the twelve months ended December 31, 2013.

The following tables present financial assets and liabilities measured at fair value at September 30, 2014 and December 31, 2013 on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected.  The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the mortgage loans held for sale and interest rate lock commitments referenced in the following tables.

	Recurring Fair Value Measurements at
	September 30, 2014

	Total Carrying
	Value	Level 1	Level 2	Level 3

	(dollars in thousands)
Assets
Available for sale investment securities:
U.S. Government sponsored agencies (GSEs)	$54,156	$-	$54,156	$-
State and municipal securities	74,643	-	74,643	-
GSE residential mortgage-backed securities	210,390	-	210,390	-
Total available for sale investment securities	339,189	-	339,189	-
Mortgage loans held for sale	147,867	-	147,867	-
Other assets(1)	1,845	-	-	1,845
Total assets at fair value	$488,901	$-	$487,056	$1,845

Liabilities
Interest rate swap – cash flow hedge	$882	$-	$882	$-
Total liabilities at fair value	$882	$-	$882	$-

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9.     FAIR VALUE MEASUREMENTS (Continued)

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the nine months ending September 30, 2014, and the year ending December 31, 2013.  There were no transfers into or out of Level 3, nor were there any transfers between Level 1 and Level 2 during these periods.

Other
Nine months September 30, 2014:	Assets(1)

(dollars in thousands)
Beginning balance, December 31, 2013	$1,762
Total gains (losses) included in earnings:(2)
Mortgage IRLCs	1,962
Mortgage securities forward commitments	(1,879)
Ending balance, September 30, 2014(3)	$1,845

Other
Year ended December 31, 2013:	Assets(1)

(dollars in thousands)
Beginning balance, December 31, 2012	$287
Total gains (losses) included in earnings:(2)
Mortgage IRLCs	266
Mortgage securities forward commitments	1,209
Ending balance, December 31, 2013(3)	$1,762

(1)	Includes mortgage related IRLCs and derivative financial instruments entered into to hedge interest rate risk.
(2)	Amounts included in earnings are recorded in mortgage banking activities.
(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

A  significant unobservable input utilized in the determination of fair value of other assets was a pull through rate, which was 83% as of September 30, 2014. A pull through rate is management’s assumption as to the percentage of loans in the pipeline that will close and eventually fund. It is based on the Company’s historical fall-out activity. Significant increases in this input in isolation would result in a significantly higher fair value measurement and significant decreases would result in a significantly lower fair value measurement. In addition, the fair value of an IRLC includes mortgage servicing rights that do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9.     FAIR VALUE MEASUREMENTS (Continued)

	For Items Measured at Fair Value Pursuant to
	Election of the Fair Value Option: Fair Value
	Gain (Loss) related to Mortgage Banking Activities

	Three Months Ended

	September 30, 2014	September 30, 2013

	(dollars in thousands)
Mortgage loans held for sale	$1,246	$573

	For Items Measured at Fair Value Pursuant to
	Election of the Fair Value Option: Fair Value
	Gain (Loss) related to Mortgage Banking Activities

	Nine Months Ended

	September 30, 2014	September 30, 2013

	(dollars in thousands)
Mortgage loans held for sale	$3,208	$558

The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale including escrow for which the fair value option (“FVO”) has been elected as of September 30, 2014 and December 31, 2013.

September 30, 2014

Aggregate Unpaid
		Principal Balance	Fair Value Over
	Aggregate Fair	with Escrow	Unpaid
	Value	Under FVO	Principal

Loans held for sale	$147,867	$142,921	$4,946

December 31, 2013

Aggregate Unpaid
		Principal Balance	Fair Value Over
	Aggregate Fair	with Escrow	Unpaid
	Value	Under FVO	Principal

Loans held for sale	$110,669	$109,193	$1,476

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9.     FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes financial assets measured at fair value on a nonrecurring basis:

	Nonrecurring Fair Value Measurements at
	September 30, 2014

	Total Carrying
	Value	Level 1	Level 2	Level 3

	(dollars in thousands)
Assets
Impaired Loans(1)	$11,579	$-	$-	$11,579
Non-acquired OREO	648	-	-	648
Acquired OREO non-covered	3,296	-	-	3,296
Acquired OREO covered	5,281	-	-	5,281
Mortgage servicing rights (MSR)	3,906	-	-	3,906
Total	$24,710	$-	$-	$24,710

	Nonrecurring Fair Value Measurements at
	December 31, 2013

	Total Carrying
	Value	Level 1	Level 2	Level 3

	(dollars in thousands)
Assets
Impaired Loans(1)	$11,418	$-	$-	$11,418
OREO	3,482	-	-	3,482
Covered OREO	7,053	-	-	7,053
Mortgage servicing rights (MSR)	202	-	-	202
Total	$22,155	$-	$-	$22,155

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

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

Quantitative Information about Level 3 Fair Value Measurements:

	Fair Value at		Unobservable	Range
(dollars in thousands)	September 30, 2014	Valuation Technique	Input	(Weighted Average)
Impaired loans	$11,579	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (56%) (3)
Non-acquired OREO	648	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (81%) (3)
Acquired OREO non-covered	3,296	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (72%) (3)
Acquired OREO covered	5,281	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (74%) (3)
MSR	3,906	Discounted cash flows	Discount rate	10%
			Prepayment Speeds	8-10%

(1)	Fair value is generally based on appraisals of the underlying collateral.
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

Non-acquired and Acquired Non-credit Impaired Loans:  The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value.  The fair value of fixed-rate loans is estimated based on discounted contractual cash flows, using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality.  The fair value of impaired loans is estimated based on discounted contractual cash flows or underlying collateral values, where applicable.

Acquired Covered and Non-covered Credit Impaired Loans:    These loans carry large credit discounts which generally cover a majority of losses and the covered loans have loss-sharing agreements with the FDIC where a majority of those losses are reimbursed.  Management initially valued these assets at fair value using mostly unobservable inputs and, as such, has classified these assets as Level 3.

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

		Fair Value Measurements at
		September 30, 2014

	Carrying
	Value	Total Fair Value	Level 1	Level 2	Level 3

		(dollars in thousands)
Assets
Cash and short-term investments	$39,172	$39,172	$39,172	$-	$-
Other investments	9,950	9,950	-	-	9,950
Non-acquired loans	774,108	785,367	-	-	785,367
Acquired non-credit impaired loans	160,502	160,502	-	-	160,502
Acquired credit impaired loans:
Non-covered	92,051	92,051	-	-	92,051
Covered	42,447	42,447	-	-	42,447
FDIC loss-share receivable	27,929	27,929	-	-	27,929
Total assets at fair value	$1,146,159	$1,157,418	$39,172	$-	$1,118,246
Liabilities
Deposits	$1,341,261	$1,331,354	$-	$-	$1,331,354
Federal funds purchased and securities
sold under repurchase agreements	42,815	41,644	41,644	-	-
Other borrowings	190,440	182,028	-	-	182,028
Total liabilities at fair value	$1,574,516	$1,555,026	$41,644	$-	$1,513,382

		Fair Value Measurements at
		December 31, 2013

	Carrying
	Value	Total Fair Value	Level 1	Level 2	Level 3

		(dollars in thousands)
Assets
Cash and short-term investments	$38,183	$38,183	$38,183	$-	$-
Other investments	8,352	8,352	-	-	8,352
Non-acquired loans	684,544	696,350	-	-	696,350
Acquired non-credit impaired loans	-	-	-	-	-
Acquired credit impaired loans:
Non-covered	63,318	63,318			63,318
Covered	50,891	50,891	-	-	50,891
FDIC loss-share receivable	41,306	41,306		-	41,306
Total assets at fair value	$886,594	$898,400	$38,183	$-	$860,217
Liabilities
Deposits	$1,076,421	$1,066,943	$-	$-	$1,066,943
Federal funds purchased and securities
sold under repurchase agreements	37,648	39,661	39,661	-	-
Other borrowings	131,394	122,937	-	-	122,937
Total liabilities at fair value	$1,245,463	$1,229,541	$39,661	$-	$1,189,880

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

The Company recognized an after-tax unrealized loss on its cash flow hedge in other comprehensive income of $529,000 as of September 30, 2014.

The Company recognized a $882,000 cash flow hedge liability in other liabilities on the Consolidated  Balance Sheet at September 30, 2014.  There was no ineffectiveness in the cash flow hedge during the nine month period ended September 30, 2014.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes.  As of September 30, 2014, the Company was required to provide collateral of $894,000 for the derivative.  Also, the Company has a netting agreement with the counterparty.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10.     DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Derivative Instruments – Mortgage Lending Activities

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale for which the fair value option has been elected. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing rights. Derivative instruments used include forward commitments, mandatory commitments and best effort commitments. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. As of September 30, 2014, the Company recognized a net derivative asset related to mortgage lending activities of $1.8 million, and a net realized gain of $1.2 million and $3.2 million for the three and nine months ended September 30, 2014.

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

	Contract Amount

	September 30,	December 31,
	2014	2013

	(dollars in thousands)
Mortgage-backed securities forward
commitments	$160,000	$128,000
Best efforts sale commitments	60,178	19,418
Total commitments	$220,178	$147,418

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

		Mortgage	Holding
Three months ended September 30, 2014	Bank	Banking	Company	Totals

	(dollars in thousands)
Net interest income	$15,213	$716	$-	$15,929
Provision for loan losses	640	-	-	640
Noninterest income	1,376	6,892	6	8,274
Noninterest expense	13,274	7,103	220	20,597
Income tax expense (benefit)	899	157	(49)	1,007
Segment profit (loss)	$1,776	$348	$(165)	$1,959
Segment assets at September 30, 2014	$1,583,259	$158,277	$13,998	$1,755,534

		Mortgage	Holding
Three months ended September 30, 2013	Bank	Banking	Company	Totals

	(dollars in thousands)
Net interest income	$13,340	$218	$-	$13,558
Provision for loan losses	350	-	-	350
Noninterest income	1,955	1,952	11	3,918
Noninterest expense	12,165	2,968	201	15,334
Income tax expense (benefit)	798	(247)	(81)	470
Segment profit (loss)	$1,982	$(551)	$(109)	$1,322
Segment assets at September 30, 2013	$1,267,375	$44,588	$10,346	$1,322,309

		Mortgage	Holding
Nine months ended September 30, 2014	Bank	Banking	Company	Totals

	(dollars in thousands)
Net interest income	$43,208	$2,465	$-	$45,673
Provision for loan losses	1,284	-	-	1,284
Noninterest income	1,592	15,437	18	17,047
Noninterest expense	36,410	17,096	682	54,188
Income tax expense (benefit)	2,143	250	(219)	2,174
Segment profit (loss)	$4,963	$556	$(445)	$5,074
Segment assets at September 30, 2014	$1,583,259	$158,277	$13,998	$1,755,534

		Mortgage	Holding
Nine months ended September 30, 2013	Bank	Banking	Company	Totals

	(dollars in thousands)
Net interest income	$41,664	$349	$-	$42,013
Provision for loan losses	1,503	-	-	1,503
Noninterest income	6,294	7,558	23	13,875
Noninterest expense	34,192	8,414	636	43,242
Income tax expense (benefit)	3,619	(157)	(229)	3,233
Segment profit (loss)	$8,644	$(350)	$(384)	$7,910
Segment assets at September 30, 2013	$1,267,375	$44,588	$10,346	$1,322,309

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12.     ACQUISITION ACTIVITY

Alarion Bank

On September 30, 2014, the Company completed the merger of Alarion Financial Services, Inc. and its subsidiary Alarion Bank with and into Heritage Financial Group, Inc. and its subsidiary HeritageBank of the South.  In connection with the merger, the Company issued 1,158,147 shares for exchange of Alarion's shares and recorded $6.8 million in goodwill.  The Company acquired $160.5 million in non-credit impaired loans, $38.7 million in credit impaired loans, $2.0 million in other real estate owned, and $230.7 million in total deposits.  Immediately following the merger, the Company redeemed all of Alarion's preferred stock in exchange for $4.5 million in cash and 178,267 shares of the Company's common stock.  The Company expects to complete Alarion's system conversion during the fourth quarter of 2014.

The Company elected to account for the non-credit impaired loans, acquired in the Alarion acquisition under ASC 310–20.  ASC 310-20, Nonrefundable Fees and Other Costs,  requires the discount to be accreted through earnings based on estimated cash flows over the estimated life of the loan.  The Company elected to account for the credit impaired loans acquired in the Alarion acquisition under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Topic 310-30 applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. Topic 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans that fall under its scope.

The Alarion merger was accounted for using the acquisition method of accounting and the assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value as of the acquisition date.  Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition and are detailed in the following table:

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12.     ACQUISITION ACTIVITY (continued)

		Initial
		Fair Value		As Recorded
	Acquired	Adjustments		by the Company

Assets	(dollars in thousands)
Cash and cash equivalents	$4,195	$-		$4,195
Fed funds sold	430			430
Securities available to sale	39,372	-		39,372
FHLB and other bank stock	926	-		926
Loans held for sale	6,753	191	(a)	6,944
Non-credit impaired loans	161,343	(841)	(b)	160,502
Credit impaired loans	45,751	(7,082)	(c)	38,669
Premises and equipment	13,944	(2,721)	(d)	11,223
Other real estate owned	2,549	(558)	(e)	1,991
Core deposit intangible	-	2,499	(f)	2,499
Deferred tax asset	3,665	4,971	(g)	8,636
Other assets	1,066	154	(h)	1,220
Total assets	$279,994	$(3,387)		$276,607
Liabilities
Noninterest-bearing deposits	$1,650	$-		$1,650
Interest-bearing deposits	228,354	662	(i)	229,016
Federal funds purchased and sold under agreements to
repurchase	3,224	-		3,224
Other borrowings	13,000	921	(j)	13,921
Preferred dividends payable	1,194	(27)	(k)	1,167
Preferred stock	6,840			6,840
Other liabilities	4,216			4,216
Total liabilities	$258,478	$1,556		$260,034

Net identifiable assets acquired over (under) liabilities assumed	21,516	(4,943)		16,573
Goodwill		6,819		6,819
Net assets acquired over liabilities assumed	$21,516	$1,876		$23,392

Consideration:
Common shares issued	1,158,147
Purchase price per share of the Company's common stock	$20.19
Total share consideration	$23,383

Company common stock issued and cash exchanged for
fractional shares and stock appraisal rights	$9
Fair value of total consideration transferred	$23,392

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12.     ACQUISITION ACTIVITY (continued)

Explanations

(a)	The amount represents the fair value adjustments based on the evaluation of the acquired loans held for sale portfolio.
(b)

The amount reflects the fair value adjustments based on the evaluation of the acquired non-credit impaired loan portfolio. The fair value adjustment includes adjustments for estimated credit losses, liquidity and servicing costs.

(c)

The amount reflects the fair value adjustments based on the evaluation of the acquired credit impaired loan portfolio. The fair value adjustment includes adjustments for estimated credit losses, liquidity and servicing costs.

(d)	The amount represents the fair value adjustments based on the evaluation of the acquired premises and equipment.
(e)	The amount represents the fair value adjustments based on the evaluation of the acquired OREO.
(f)

The amount represents the consideration paid for the value of the core deposit base assumed in the acquisition.  The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the average life of the deposit base, estimated to be ten years.

(g)	Adjustment represents the net deferred tax asset resulting from the mark down in Alarion assets through fair value adjustments and the mark up of liabilities through fair value adjustments.
(h)	The amount represents fair value adjustments based on the evaluation of the acquired mortgage related IRLCs.
(i)

The amount represents the fair value adjustments based on the evaluation of the acquired interest-bearing deposits, which held a higher interest rate than similar deposits as of the acquisition date.  The fair value adjustment will be amortized to reduce interest expense on a declining basis over the average life of the portfolio.

(j)	The adjustment represents the prepayment penalty of the acquired borrowings as of the acquisition date, and immediately following the acquisition the borrowings were repaid.
(k)	The amount represents the fair value adjustment to the acquired preferred stock dividends payable, and immediately following the acquisition the Alarion preferred stock was redeemed.

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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13.     SUBSEQUENT EVENTS

Subsequent events and transactions that occurred after September 30, 2014 but prior to November 10, 2014, the date these financial statements were available to be issued, have been evaluated for potential recognition or disclosure in these financial statements.

On October 8, 2014, the Bank signed a definitive agreement (“Agreement”) to purchase a branch in Norcross, Georgia, from The PrivateBank and Trust Company, a wholly owned subsidiary of Chicago-based PrivateBancorp, Inc.  The branch is located at 3169 Holcomb Bridge Road, which is in the northeast area of metro Atlanta, approximately four miles north of the perimeter (I-285).  The transaction, which is expected to close in the fourth quarter of 2014, subject to regulatory approval and other customary conditions, is expected to result in the transfer of approximately $40 million in fully performing loans, at 99% of the outstanding balance at closing, and approximately $129 million in deposits, with a deposit premium of 3.8%.

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

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General.  Heritage is a $1.8 billion bank holding company headquartered in Albany, Georgia.  The principal business of Heritage is operating its wholly owned subsidiary, HeritageBank.  Heritage primarily conducts commercial banking, retail banking, mortgage banking and wealth management activities through its bank subsidiary.  As of September 30, 2014, HeritageBank operated in Georgia, Florida and Alabama through 36 banking locations, 20 mortgage offices and 5 investment offices. HeritageBank provides credit based products, deposit accounts, corporate cash management, investment support and other services to commercial and retail clients.

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

In March 2013, we completed an FDIC-assisted whole-bank purchase of Frontier Bank, a nine branch full service bank based in LaGrange, Georgia with approximately $98.0 million in loans and $212.0 million in deposits, and in November 2013, we opened a banking location and mortgage office in Columbus, Georgia.  In December 2013, we opened a banking location and mortgage office in Birmingham, Alabama, and in February 2014 we opened a mortgage office in Colorado Springs, Colorado.  In August 2014 we opened two additional mortgage offices in Greenwood Village and Denver, Colorado, and in September 2014 we opened a second full service branch in Macon, Georgia.

In September 2014, we completed the merger of Alarion Financial Services, Inc. and its subsidiary Alarion Bank with and into Heritage Financial Group, Inc. and its subsidiary HeritageBank of the South.  Alarion was a six branch full service bank based in Ocala, Florida with $160.5 million in non-credit impaired loans, $38.7 million in credit impaired loans, $2.0 million in OREO, and $230.7 million in total deposits.  In October 2014, we signed a definitive agreement to purchase a branch in Norcross, Georgia, from The PrivateBank and Trust Company which is expected to close during the fourth quarter of 2014.  The branch purchase is expected to result in the transfer of approximately $40 million in non-credit impaired loans and $129 million in deposits.

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

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments.  The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our customers, in aggregate and by payment due dates.  In addition to the commitments below, we had overdraft protection available in the amount of $22.7 million at September 30, 2014.

	September 30, 2014

	Less than	One through	Four through	After Five
	One Year	Three Years	Five Years	Years	Total

	(In thousands)
Contractual obligations:
FHLB advances	$91,000	$62,990	$25,759	$10,691	$190,440
Fed funds purchased and securities sold under repurchase agreement	12,815	15,000	15,000	-	42,815
Operating leases (premises)	1,197	2,488	2,111	2,612	8,408
Total advances and operating leases	$105,012	$80,478	$42,870	$13,303	$241,663
Off-balance sheet loan commitments:
Undisbursed portions of loans closed	$29,273	$19,281	$895	$-	$49,449
Commitments to originate loans	161,966	-	-	-	161,966
Unused lines of credit	82,255	17,565	5,208	24,293	129,321
Total loan commitments	273,494	36,846	6,103	24,293	340,736
Total contractual obligations and loan commitments	$378,506	$117,324	$48,973	$37,596	$582,399

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

General.  Total assets increased by $374.6 million, or 27.1%, to $1.756 billion at September 30, 2014, from $1.381 billion at December 31, 2013.  Total interest-earning assets increased $361.4 million, or 29.9%, to $1.568 billion at September 30, 2014, from $1.207 billion at December 31, 2013.  The increase in total and interest-earning assets was driven by the Alarion acquisition, which added $276.6 million in total assets and $253.6 million in interest-earning assets, coupled with increases in loans, excluding loans acquired from Alarion, of $71.2 million, loans held for sale, excluding loans held for sale acquired from Alarion, of $30.3 million, interest bearing deposits in banks of $7.7 million, and securities available for sale, excluding securities acquired from Alarion, of $5.5 million.  At the same time, interest-bearing deposits increased $213.8 million driven primarily by the Alarion acquisition, other borrowings increased $59.0 million, and federal funds purchased and securities sold under repurchase agreements increased $5.2 million.

Cash and Securities.  Cash and due from banks decreased $8.0 million, or 23.0%, to $26.8 million at September 30, 2014, from $34.8 million at December 31, 2013.  Cash and securities (including bank deposits and federal funds sold) increased in the aggregate $45.9 million, or 13.8%, to $378.4 million, or 21.6% of total assets, at September 30, 2014, from $332.5 million, or 24.1% of total assets, at December 31, 2013.  At September 30, 2014, our liquidity position as a percentage of total assets improved as a result of growth in the balance of interest-bearing deposits in banks, securities available for sale and federal funds sold offset in part by the decline in cash and due from banks primarily driven by the Alarion acquisition.

	At September 30,	At December 31,	Amount	Percent
	2014	2013	Change	Change

	(Dollars in thousands)
Cash and due from banks	$26,793	$34,804	$(8,011)	(23.0)%
Interest-bearing deposits in banks	10,945	3,249	7,696	NM
Federal funds sold	1,434	130	1,304	NM
Securities available for sale, at fair value	339,189	294,299	44,890	15.3
Total	$378,361	$332,482	$45,879	13.8%

At September 30, 2014, our securities portfolio consisted of $54.2 million in GSE securities, $210.4 million in GSE residential mortgage-backed securities, and $74.6 million in state and municipal securities.  We believe it is probable that we will be able to collect the amounts due under the contractual terms of the securities portfolio.  Therefore we do not believe any securities experienced other than temporary impairment at September 30, 2014.  See Note 4 to the Consolidated Financial Statements in this Form 10-Q for additional information.

We expect to lower our excess liquidity on the basis of cash, funds due from banks, federal funds sold, and securities as a percent of total assets throughout 2014.  We continue to believe that utilizing some of our excess liquidity to increase our loan portfolio as a percentage of total assets is a prudent strategy for us throughout 2014.

Loans.  Our loan portfolio increased $270.4 million, or 33.8%, to $1.069 billion at September 30, 2014, from $798.8 million at December 31, 2013.  Overall, the change in the loan portfolio was driven primarily by the Alarion acquisition, which added $199.2 million, and organic loan growth of $89.6 million offset in part by principal pay downs and resolutions of $9.9 million for non-covered loans and $8.4 million for covered loans.  We continue to emphasize a diversified lending strategy as we noted balance growth in all of our major loan categories for the period. We also continue to see more opportunities to take market share from the regional and community banks competing within our market footprint.  We continue to seek opportunities to grow our loan portfolio through organic growth, branch acquisitions, loan purchases, and whole bank acquisitions.

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reflects the changes in the types of loans in our portfolio at September 30, 2014, as compared to the end of 2013.

	Loans by Type as of

	September 30,	December 31,	Amount	Percentage
	2014	2013	Change	Change

	(dollars in thousands)
Non-acquired loans:
Nonresidential	$284,218	$256,567	$27,651	10.8%
Multifamily	28,742	22,650	6,092	26.9
Farmland	29,441	23,420	6,021	25.7
Construction and land	73,137	50,167	22,970	45.8
Mortgage loans, 1-4 family	179,131	177,456	1,675	0.9
Home equity	36,754	29,147	7,607	26.1
Consumer and other	21,612	23,976	(2,364)	(9.9)
Commercial and industrial	121,073	101,161	19,912	19.7
	774,108	684,544	89,564	13.1

Acquired non-credit impaired loans	160,502	-	160,502	NM

Acquired credit impaired loans:
Non-covered loans	92,051	63,318	28,733	45.4
Covered loans	42,447	50,891	(8,444)	(16.6)
	134,498	114,209	20,289	17.8
Total loans	$1,069,108	$798,753	$270,355	33.8%

Loans Held for Sale.  At September 30, 2014, we had approximately $147.9 million in loans held for sale, which are mortgage loans generated to be sold to investors, as compared to $110.7 million at December 31, 2013.  The increase was driven by loan production outpacing sales during 2014 coupled with an increase of $6.9 million in loans acquired from Alarion.  For the nine months ended September 30, 2014, we generated $678.0 million in mortgage loan originations and held a pipeline of end of period locks of $136.0 million.  We typically hold these loans for less than ninety days and earn the stated rate on the note until they are purchased by the investor.  We currently have $6.5 million of mortgage loans held for sale that have been held longer than ninety days as of September 30, 2014, and we held a mortgage repurchase reserve, used in the event a loan is repurchased from an investor, of $77,000 as of September 30, 2014.  We do not anticipate difficulty in selling the loans we have held greater than ninety days to an investor in the foreseeable future.  See Notes 1 and 9 to the Consolidated Financial Statements in this Form 10-Q for additional information.

Delinquencies and Nonperforming Assets.  As of September 30, 2014, our total loans delinquent for 30 to 89 days, excluding acquired loans, was $929,000, or 0.12% of total loans, excluding acquired loans, compared to $1.0 million, or 0.15% of total loans, excluding acquired loans, at December 31, 2013.  At September 30, 2014, our nonperforming assets, excluding acquired assets, totaled $7.5 million, or 0.43% of total assets, compared to $11.2 million, or 0.81% of total assets, at December 31, 2013. This $3.7 million, or 32.8%, decrease was primarily driven by a $2.4 million owner occupied, nonresidential loan secured by a convenience store and fast food restaurant that emerged from bankruptcy and was placed back on accrual status during the second quarter of 2014.  Our policy is to place bankruptcies on nonaccrual status until they are resolved, and this customer never missed an interest payment while in bankruptcy.  As a result, and due to other factors, we are expecting this customer to pay all contractually obligated principal and interest.  Separately, OREO write downs of $513,000 and OREO sales (net of additions) of $628,000 were recorded for the nine months ended September 30, 2014, which also reduced the balance of nonperforming assets, excluding acquired assets.  Included in nonaccruing loans at September 30, 2014, are troubled debt restructurings of $3.1 million, which involve forgiving a portion of interest or principal on loans or making loans at a rate materially below market.  See Note  5 to the Consolidated Financial Statements in this Form 10-Q for additional information.

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our loan portfolio includes acquired credit impaired loans, which are generally recorded at a deep discount from the contractual principal value and accounted for under ASC 310-30 and acquired non-credit impaired loans, which are accounted for under ASC 310-20.  Acquired loans are excluded from the delinquent loan tables below.  See Note 6 to the Consolidated Financial Statements in this Form 10-Q for additional information about acquired loans.

The table below sets forth the amounts and categories of nonperforming assets in our portfolio, excluding acquired loans and foreclosed assets, at the dates indicated.

	Nonperforming Assets
	September 30,	December 31,	Amount	Percent
	2014	2013	Change	Change

	(Dollars in thousands)
Nonperforming loans	$6,896	$9,434	$(2,538)	(26.9)%
Foreclosed assets	648	1,789	(1,141)	(63.8)
Total nonperforming assets	$7,544	$11,223	$(3,679)	(32.8)%

Nonperforming loans, excluding acquired loans, decreased to 0.89% of total loans, excluding acquired loans, at September 30, 2014, from 1.38% at December 31, 2013, primarily driven by the $2.4 million owner occupied, nonresidential loan secured by a convenience store and fast food restaurant that emerged from bankruptcy and was placed back on accrual status during the second quarter of 2014.  We are cautiously optimistic that the positive trend of nonperforming loans, excluding acquired loans, will continue to improve as a percentage of total loans, excluding acquired loans, throughout 2014.

OREO, excluding acquired assets, was $648,000 at September 30, 2014, compared to $1.8 million at December 31, 2013.  We continue to aggressively confront credit quality issues in our loan portfolio.  OREO experienced a decrease primarily driven by write downs and sales in excess of additions for the nine months ended September 30, 2014.  We believe the current value of each OREO property represents our estimated disposition value less estimated selling expenses based on current appraisals and market data.  All of these properties are being marketed actively for disposition.  For the nine months ended September 30, 2014, we had gross proceeds on sales of OREO, excluding acquired assets, of $1.2 million and recorded a net gain of approximately $84,000 on those sales.  See Note 8 to the Consolidated Financial Statements in this Form 10-Q for more information.

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

The table below sets forth the amounts of criticized and classified assets in our portfolio, excluding acquired loans and OREO, at the dates indicated.

	September 30,	December 31,
	2014	2013

	(Dollars in thousands)
Total criticized assets	$23,737	$22,741
Total classified assets	19,280	19,582
Total criticized assets to total non-acquired loans	3.07%	3.32%
Total classified assets to total non-acquired loans	2.49%	2.86%

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

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allowance for Loan Losses.  Our allowance for loan losses at September 30, 2014, increased to $9.9 million compared to $8.9 million at December 31, 2013, primarily as a result of increased loans.   Excluding acquired loans, the allowance for loan losses to total loans was 1.28% at September 30, 2014, and 1.31% at December 31, 2013.  This slight decrease reflects improving credit trends in our loan portfolio, and we are cautiously optimistic the improvement will continue into 2014.

The following table sets forth asset quality information, excluding acquired loans for the periods indicated:

	September 30,	December 31,	September 30,
	2014	2013	2013

	(dollars in thousands)
Allowance for loan losses to total non-acquired loans	1.28%	1.31%	1.34%
Allowance for loan losses to average non-acquired loans	1.30%	1.33%	1.37%
Allowance for loan losses to nonperforming loans	143.81%	94.91%	80.96%
Accruing loans past due 30-89 days	$929	$1,001	$669
Nonaccrual loans	6,895	9,434	10,986
Loans - 90 days past due & still accruing	-	-	-
Total nonperforming loans	6,895	9,434	10,986
OREO and repossessed assets	648	1,789	2,654
Total nonperforming assets	$7,543	$11,223	$13,640
Nonperforming loans to total non-acquired loans	0.89%	1.38%	1.65%
Nonperforming assets to total assets	0.43%	0.81%	1.03%
Net charge-offs QTD to average non-acquired loans (annualized)	0.06%	0.10%	0.31%
Net charge-offs QTD	$117	$160	$503

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

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Premises and Equipment. Premises and equipment increased $11.9 million, or 31.4%, to $49.9 million at September 30, 2014, compared to December 31, 2013, primarily driven by the $11.2 million of premises and equipment acquired from Alarion and the purchase of a commercial building during the first quarter for $775,000 in Albany, Georgia, which is planned for general corporate expansion for our operations departments, offset in part by depreciation expense for premises and equipment for the nine months ended September 30, 2014.

Goodwill, Intangible Assets and Other Assets. Goodwill and intangible assets increased $12.4 million, or 292.7%, to $16.7 million at September 30, 2014, compared to $4.3 million at December 31, 2013.  The increase was driven by the Alarion acquisition which added $6.8 million in goodwill and $2.5 million in core deposit intangible coupled with growth in the MSRs net of amortization of $3.7 million, partially offset by the amortization expense of $574,000 related to core deposit intangibles for the nine months ended September 30, 2014.

Cash surrender value of bank owned life insurance (“BOLI”) increased $566,000 to $24.7 million at September 30, 2014, from December 31, 2013, driven by the earnings of the BOLI policies for the nine months ended September 30, 2014.  Other assets increased $9.3 million to $30.6 million at September 30, 2014, compared to December 31, 2013, primarily driven by the Alarion acquisition which added a net deferred tax asset of $8.6 million and other assets of $1.2 million. See Note 12 to the Consolidated Financial Statements in this Form 10-Q for more information.

Deposits.  Total deposits increased $264.8 million, or 24.6%, to $1.341 billion at September 30, 2014, compared with $1.076 billion at December 31, 2013, primarily driven by the Alarion acquisition which added $230.7 million coupled with core deposit growth of $50.7 million offset in part by reductions in wholesale deposits of $12.9 million and time deposits of $3.7 million.

Borrowings and Other Liabilities.  The total amount of other borrowings increased $59.0 million to $190.4 million at September 30, 2014, from $131.4 million at December 31, 2013.  The increase in other borrowings was driven by the Alarion acquisition which added $13 million in FHLB borrowings along with a fair value rate adjustment of $921,000 coupled with an increase of short-term FHLB borrowings of $46.0 million offset in part by the amortization of the fair market value rate adjustment for purchased FHLB borrowings reflected as a reduction to interest expense of $807,000 for the nine months ended September 30, 2014.  The acquired Alarion borrowings were repaid in October 2014 with the fair value mark fully offsetting the prepayment penalty.  The weighted average rate on these other borrowings was 1.72% for the nine months ended September 30, 2014, compared to 2.15% for the same period in 2013.  Federal funds purchased and securities sold under repurchase agreements increased $5.2 million to $42.8 million at September 30, 2014, compared to $37.7 million at December 31, 2013, primarily driven by the Alarion acquisition which added $3.2 million coupled with growth in the customer repurchase agreements of $3.9 million offset in part by a reduction in the federal funds purchased from Chattahoochee Bank of Georgia of $2.0 million.

Equity.  Total equity increased $34.9 million to $159.9 million at September 30, 2014, compared with $125.1 million at December 31, 2013, primarily driven by the Alarion acquisition which added $27.0 million in common equity as a result of the issuance of 1,336,414 shares in new common shares in order to close the acquisition and redeem the Alarion preferred stock.  Total equity was also positively impacted by net income of $5.1 million, other comprehensive income of $2.8 million, the allocation of $775,000 in ESOP shares, and stock-based compensation of $723,000, offset in part by cash dividend payments of $1.4 million.

Accounting for Acquired Assets

General.  We perform ongoing assessments of the estimated cash flows of our acquired credit impaired loan portfolios accounted under ASC 310-30.  At September 30, 2014, the fair value of the acquired credit impaired loan portfolios consisted of $92.1 million in non-covered and $42.4 million in covered loans, compared with $63.3 million in non-covered and $50.9 million in covered loans at December 31, 2013.  The principal balance of the acquired credit impaired loan portfolios totaled $188.8 million at September 30, 2014, compared with $177.8 million at December 31, 2013.  The increase was driven by the $38.7 million of non-covered credit impaired loans acquired from Alarion offset in part by portfolio paydowns and resolutions.

The factors considered in the allowance for loan losses for acquired credit impaired loans are driven by a regular assessment of the expected cash flows of the loans.  We perform periodic valuation procedures to re-estimate the expected cash flows on acquired credit impaired loan pools and compare the present value of expected cash flows to the carrying value

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

of the loans at the pool level.  In order to estimate expected cash flows, we specifically review these loans each period to assist in the determination of appropriate probability of default and loss given default assumptions to be applied to the remainder of the portfolio. The estimate of expected cash flows may also be adjusted for management's estimate of probable losses on specific loan types dependent upon trends in observable market and industry data, such as prepayment speeds and collateral values. These cash flow evaluations are inherently subjective as they require material estimates, all of which may be susceptible to significant change. Separately, acquired credit impaired loans individually assessed, or not pooled, go through the same re-estimate of expected cash flows calculation, and when a shortfall of discount is considered likely an allowance and charge-off are recorded immediately, which results in an immediate use of the allowance.

At September 30, 2014, the acquired credit impaired loans individually assessed experienced charge-offs of $133,000 related to inadequate discounts as a result of the re-estimation of cash flows for such loans compared to $75,000 at December 31, 2013, and $63,000 at September 30, 2013.  See Note 6 to the Consolidated Financial Statements in this Form 10-Q for additional information.

FDIC Loss-Share Receivable and Clawback Liability.  At September 30, 2014, the FDIC loss-share receivable associated with covered FDIC-acquired assets decreased $13.4 million to $27.9 million, or 33.8% of the principal balance of covered acquired credit impaired assets, compared to $41.3 million, or 37.8% of the principal balance of covered acquired credit impaired assets, at December 31, 2013. The principal balance of the covered acquired credit impaired assets totaled $82.8 million at September 30, 2014, compared with $109.2 million at December 31, 2013.  The reduction in the FDIC loss-share receivable as of September 30, 2014 compared to December 31, 2013 was primarily driven by $8.1 million of negative accretion, which resulted from the improvement in cash flows for the FDIC-acquired loan pools and was included in noninterest income, and $5.0 million of reimbursements received from the FDIC.

As of September 30, 2014, we have recorded an FDIC clawback liability of $3.3 million for all FDIC loss-share agreements, compared to $1.9 million at December 31, 2013.  This increase in FDIC clawback liability was driven by an improvement in estimates of expected cash flows for the FDIC-acquired assets covered under loss-sharing agreements. See Note 7 to the Consolidated Financial Statements in this Form 10-Q for additional information.

The following table presents the FDIC loss-share receivable and clawback liability in more detail for the periods indicated.

	September 30,	December 31,
	2014	2013

	(dollars in thousands)
FDIC loss-share receivable:
Single family estimated credit losses	$6,524	$8,995
Nonsingle family estimated credit losses	19,133	30,077
Pending reimbursements and other	2,272	2,234
Total	$27,929	$41,306
FDIC clawback liability	$3,332	$1,941
Total covered discount impacting FDIC loss-share receivable	32,071	39,071
FDIC receivable as % of gross balance of covered assets	33.8%	37.8%
Covered discount as % of FDIC loss-share receivable	91.9%	94.6%

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	Three Months Ended September 30,
	2014			2013

	(Dollars in Thousands)
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

Interest-Earning Assets:
Loans	$999,848	$16,399	6.51%	$817,366	$13,891	6.74%
Investment securities	301,646	1,691	2.22	303,349	1,582	2.07
Other short-term investments	27,367	22	0.32	26,862	34	0.50
Total interest-earning assets	1,328,861	18,112	5.41	1,147,577	15,507	5.36
Noninterest earning assets	155,007			179,188
Total assets	1,483,868			1,326,765
Interest-Bearing Liabilities:
Interest checking, money market, savings	659,883	377	0.23%	549,561	306	0.22%
Time deposits	366,918	815	0.88	359,631	676	0.75
Total interest-bearing deposits	1,026,801	1,192	0.46	909,192	982	0.43
Federal funds purchased and securities
sold under repurchase agreements	37,480	339	3.59	33,965	335	3.91
Other borrowings	111,829	517	1.83	101,814	518	2.02
Total interest bearing liabilities	1,176,110	2,048	0.69	1,044,971	1,835	0.70
Noninterest Bearing Liabilities:
Demand deposits	162,917			150,840
Other liabilities	11,353			12,120
Total noninterest bearing liabilities	174,270			162,960
Total liabilities	1,350,380			1,207,931
Stockholder’s equity	133,488			118,834
Total liabilities and stockholder’s equity	1,483,868			1,326,765
Net interest income		$16,064			$13,672
Net interest rate spread			4.72%			4.66%
Net earning assets	$152,751			$102,606
Net interest margin			4.80%			4.73%
Average interest-earning assets to average
interest-bearing liabilities	1.13X			1.1X
Core net interest margin (non-GAAP):
Loans(1)(2)	$999,848	$16,399	6.51%	$817,366	$13,891	6.74%
Acquired credit impaired loan discount adjustments(3)	50,607	4,621	36.23	75,023	3,718	19.66
Adjusted loans	1,050,455	11,778	4.45	892,389	10,173	4.52
Adjusted total interest-earning assets	1,379,468	13,491	3.88	1,222,600	11,789	3.83
Total interest bearing liabilities	$1,176,110	2,048	0.69	$1,044,971	1,835	0.70
Core net interest income		$11,443			$9,954
Core net interest rate spread			3.19%			3.13%
Core net interest margin			3.29%			3.23%
(1)	Average loan balances includes nonaccrual loans for the periods presented.
(2)

Fully Taxable Equivalent (“FTE”) at the rate of 34%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 34% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.

(3)

Acquired credit impaired loan discount adjustments include the reduction of interest income for discount accretion excluding contractual interest payments and the increase of core loans for the total balance of acquired credit impaired loan discounts.

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended September 30,
	2014			2013

	(Dollars in Thousands)
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

Interest-Earning Assets:
Loans	$953,249	$46,977	6.59%	$770,383	$43,371	7.53%
Investment securities	301,729	5,078	2.25	278,438	4,337	2.08
Other short-term investments	29,195	73	0.33	50,941	147	0.39
Total interest-earning assets	1,284,173	52,128	5.43	1,099,762	47,855	5.82
Noninterest earning assets	159,311			177,064
Total assets	1,443,484			1,276,826
Interest-Bearing Liabilities:
Interest checking, money market, savings	608,483	$1,062	0.23%	532,053	918	0.23%
Time deposits	376,457	2,446	0.87	348,095	2,159	0.83
Total interest-bearing deposits	984,940	3,508	0.48	880,148	3,077	0.47
Federal funds purchased and securities
sold under repurchase agreements	35,967	999	3.71	33,846	995	3.93
Other borrowings	121,204	1,561	1.72	90,096	1,451	2.15
Total interest bearing liabilities	1,142,111	6,068	0.71	1,004,090	5,523	0.74
Noninterest Bearing Liabilities:
Demand deposits	161,326			139,208
Other liabilities	9,243			13,091
Total noninterest bearing liabilities	170,569			152,299
Total liabilities	1,312,680			1,156,389
Stockholder’s equity	130,804			120,437
Total liabilities and stockholder’s equity	1,443,484			1,276,826
Net interest income		$46,060			$42,332
Net interest rate spread			4.72%			5.08%
Net earning assets	$142,062			$95,672
Net interest margin			4.80%			5.15%
Average interest-earning assets to average
interest-bearing liabilities	1.12X			1.1X
Core net interest margin (non-GAAP):
Loans(1)(2)	$953,249	$46,977	6.59%	$770,383	$43,371	7.53%
Acquired credit impaired loan discount adjustments(3)	55,998	13,115	31.31	75,118	14,450	25.72
Adjusted loans	1,009,247	33,862	4.49	845,501	28,921	4.57
Adjusted total interest-earning assets	1,340,171	39,013	3.89	1,174,880	33,405	3.80
Total interest bearing liabilities	$1,142,111	6,068	0.71	$1,004,090	5,523	0.74
Core net interest income		$32,945			$27,882
Core net interest rate spread			3.18%			3.07%
Core net interest margin			3.29%			3.17%
(1)	Average loan balances includes nonaccrual loans for the periods presented.
(2)

Fully Taxable Equivalent (“FTE”) at the rate of 34%. The FTE basis adjusts for the tax benefits of income on certain tax-exempt loans and investments using the federal statutory rate of 34% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.

(3)

Acquired credit impaired loan discount adjustments include the reduction of interest income for discount accretion excluding contractual interest payments and the increase of core loans for the total balance of acquired credit impaired loan discounts.

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

	Three Months Ended September 30,

	2014 vs. 2013

	Increase (Decrease)		Total

	Due to		Increase

	Volume	Rate	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans	$3,101	$(593)	$2,508
Investment securities	(9)	118	109
Other short-term investments	1	(13)	(12)
Total interest-earning assets	$3,093	$(488)	$2,605

Interest-bearing liabilities:
Interest checking, money market, savings	$62	$9	$71
Time deposits	14	125	139
Federal funds purchased and securities sold under
repurchase agreements	35	(31)	4
Other borrowings	51	(52)	(1)
Total interest-bearing liabilities	$162	$51	$213
Increase in net interest income			$2,392

	Nine Months Ended September 30,

	2014 vs. 2013

	Increase (Decrease)		Total

	Due to		Increase

	Volume	Rate	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans	$10,295	$(6,689)	$3,606
Investment securities	363	378	741
Other short-term investments	(63)	(11)	(74)
Total interest-earning assets	$10,595	$(6,322)	$4,273

Interest-bearing liabilities:
Interest checking, money market, savings	$132	$12	$144
Time deposits	176	111	287
Federal funds purchased and securities sold under
repurchase agreements	62	(58)	4
Other borrowings	501	(391)	110
Total interest-bearing liabilities	$871	$(326)	$545
Increase in net interest income			$3,728

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three and Nine Month Periods Ended September 30, 2014 and 2013

General.  During the three and nine months ended September 30, 2014, we recorded net income of $1.9 million and $5.1 million, respectively, compared to net income of $1.3 million and $7.9 million, respectively, for the same periods in 2013.  Basic earnings per share for the three and nine months ended September 30, 2014, were $0.26 and $0.68, respectively, compared to $0.18 and $1.07, respectively, for the same periods in 2013.  Diluted earnings per share for the three and nine months ended September 30, 2014, were $0.26 and $0.67, respectively, compared to $0.18 and $1.05, respectively, for the same periods in 2013.  The improvement in operating results for the three months ended September 30, 2014 compared to the same period in 2013 was primarily driven by increases in revenue from mortgage banking activities, net interest income, and gain on sales of securities offset by increases in salaries and employee benefits, acquisition-related expenses, and increased negative accretion of the FDIC loss-share receivable.  The reduction in operating results for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily driven by increases in salaries and employee benefits, acquisition-related expenses, and negative accretion of the FDIC loss-share receivable coupled with a one-time gain on acquisitions recorded in 2013, partially offset by improved revenue from mortgage banking activities, net interest income and gain on sales of securities.

Interest Income. Total interest income for the three and nine months ended September 30, 2014, increased $2.6 million and $4.2 million, respectively, or 16.8% and 8.8%, respectively, compared to the same periods in 2013.  The increase was due to growth in average interest-earning assets for the three and nine months ended September 30, 2014 of $181.3 million and $184.4 million, respectively, compared to the same periods in 2013 primarily driven by the Frontier FDIC-assisted acquisition during the first quarter of 2013 and organic loan growth.  Also positively impacting interest income was the structural balance sheet shift from lower yielding short-term investments to higher yielding loans and investment securities.  The increase in the average balance of earning assets for the three months ended September 30, 2014 was coupled with an increase of five basis points in the yield on average-earning assets to 5.41% as compared to the same period in 2013.  However, the increase in the average interest-earning assets for the nine months ended September 30, 2014 was in part offset by a reduction in the yield on interest-earning assets of 39 basis points compared to the same periods in 2013.

Interest income, on a fully taxable equivalent basis, on loans for the three and nine months ended September 30, 2014, increased $2.5 million and $3.6 million, respectively, to $16.4 million and $47.0 million, respectively, compared to $13.9 million and $43.4 million, respectively, for the same periods in 2013.  The increase in interest income on loans was driven by growth in the average loan balances for the three and nine months ended September 30, 2014, by $182.5 million and $182.9 million, respectively, as compared to the same periods in 2013 as a result of the 2013 Frontier acquisition and the organic loan growth experienced throughout all our markets.   However, the increase in interest income was negatively impacted for the three and nine months ended September 30, 2014, by a decline in the weighted average yield on loans of 24 basis points and 94 basis points, respectively, compared to the same periods in 2013 driven by reduced accretion on acquired credit impaired loans compared to the prior year.

Interest income, on a fully taxable equivalent basis, on investment securities for the three and nine months ended September 30, 2014, was $1.7 million and $5.1 million, respectively, compared to $1.6 million and $4.3 million, respectively, for the same periods in 2013.  The weighted average yield on investments for the three and nine months ended September 30, 2014, improved 16 basis points and 17 basis points, respectively, which positively impacted the interest income on investment securities compared to the same periods in 2013.  The improvement in the weighted average yield on investments for the three months ended September 30, 2014 was partially offset by a reduction in the balance of investment securities of $1.7 million which negatively impacted the interest income on investments compared to the same period in 2013 as the balance was reduced as a percentage of interest earning assets.  However, favorable growth was recorded in the average balance of investment securities for the nine months ended September 30, 2014, of $23.3 million which positively impacted the interest income on investments compared to the same period in 2013 as excess liquidity was placed into investment securities.  We anticipate the yield on our investment portfolio to improve during the remainder of 2014 as we anticipate reducing the balance of our lower yielding investments as a percentage of our holdings.

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income on other short-term investments for the three and nine months ended September 30, 2014 decreased to $22,000 and $73,000, respectively, compared to $34,000 and $147,000, respectively, for the same periods in 2013.  The decline for the nine months ended September 30, 2014 was driven by a reduction in the average balance of other short-term investments of $21.7 million compared to the same period in 2013 as excess liquidity was used to fund organic loan growth.  Also, the average yield on other short-term investments declined for the three and nine months ended September 30, 2014 by 18 basis points and five basis points, respectively, compared to the same periods in 2013.

Interest Expense.  Total interest expense for the three and nine months ended September 30, 2014, increased $213,000 and $545,000, respectively, or 11.6% and 9.9%, respectively, compared to the same periods in 2013.  The increase in interest expense was primarily the result of growth in the average balance of interest-bearing liabilities for the three and nine months ended September 30, 2014 of $131.1 million and $138.0 million, respectively, compared to the same periods in 2013.  The increase in interest expense was in part offset by a decline in the weighted average cost of interest-bearing liabilities for the three and nine months ended September 30, 2014 of one basis point and three basis points, respectively, as compared to the same period in 2013.  We anticipate the change in the cost of interest-bearing liabilities to be minimal for the remainder of 2014 unless market interest rates either increase or decrease significantly.

Interest expense on deposits for the three and nine months ended September 30, 2014, increased $210,000 and $431,000, respectively, compared to the same periods in 2013.  The increase in interest expense on deposits for the three and nine months ended September 30, 2014 was driven by growth in average interest-bearing deposits of $117.6 million and $104.8 million, respectively, compared to the same periods in 2013.  The increase in interest expense for the three and nine months ended September 30, 2014 was also impacted by an increase in the weighted average cost on deposits of three basis point and one basis points, respectively, compared to the same periods in 2013.

Interest expense on federal funds purchased and securities sold under repurchase remained relatively unchanged for the three and nine months ended September 30, 2014 compared to the same periods in 2013.  Interest expense on other borrowings, consisting of FHLB advances, for the three months ended September 30, 2014 declined $1,000 compared to the same period in 2013 while the interest expense on other borrowings for the nine months ended September 30, 2014 increased $110,000 compared to the same period in 2013.  The increase in the interest expense on other borrowings for the nine months ended September 30, 2014, was primarily driven by an increase in the average balance of other borrowings of $31.1 million compared to the same period in 2013 driven by our strategy to take advantage of historically low interest rates to fund loan growth.  However, the increase in interest expense for the nine months ended September 30, 2014 was offset in part by a reduction in the weighted average rate paid on these borrowings of 43 basis points compared to the same period in 2013.

Net Interest Income.    Net interest income, on a fully taxable equivalent basis, for the three and nine months ended September 30, 2014, increased $2.4 million and $3.7 million, respectively, or 17.5% and 8.8%, respectively, compared to the same periods in 2013.  The overall increase was primarily driven by an increase in the balance of interest-earning assets partially offset by a reduction in the yield on interest-earning assets and balance growth in interest-bearing liabilities.  The net interest spread for the three months ended September 30, 2014 increased five basis points compared to the same period in 2013 while the net interest margin for the three months ended September 30, 2014, increased seven basis points compared to the same period in 2013.  However, the net interest spread for the nine months ended September 30, 2014 decreased 37 basis points compared to the same period in 2013 while the net interest margin for the nine months ended September 30, 2014 declined 35 basis points compared to the same period in 2013.  We also expect loan accretion for FDIC-acquired loans to vary from quarter to quarter but continue to positively impact the net interest margin for the remainder of 2014.

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

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Loan Losses.  During the three months ended September 30, 2014, provision for loan losses expense increased by $290,000 compared to the same period in 2013 while the provision for loan losses expense for the nine months ended September 30, 2014 decreased $219,000 as compared to the same period in 2013.  The increase in provision expense for the three months ended September 30, 2014 was primarily driven by growth in the non-acquired loan portfolio as compared to the same period in 2013 while the decrease in provision expense for the nine months ended September 30, 2014 was primarily driven by improving credit quality for our non-acquired loan portfolio as compared to the same period in 2013.    We include five years of historical losses in our allowance calculation for all periods.  The use of this timeframe has recently resulted in an overall increase in historical losses.  However, offsetting the upward trend in losses is a change in the portfolio mix where loan growth has occurred.  Specifically, positive growth occurred in nonresidential loans as a percentage of the loan portfolio, which carries a lower historical loss rate compared to other loan categories.  In addition, criticized and classified loans have decreased as a percentage of the overall loan portfolio.

The following table presents the provision for loan losses in more detail for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

	(Dollars in thousands)
Provision for loan losses – non-acquired	$575	$350	$1,150	$1,440

Provision for loan losses – acquired non-credit impaired	$-	$-	$-	$-

Acquired credit impaired:
Non-covered	$-	$-	$44	$-
Covered	65	-	90	63
Provision for loan losses acquired credit impaired loans	$65	$-	$134	$63

Provision for loan losses	$640	$350	$1,284	$1,503

For further information on the loan portfolio and allowance for loan losses, see the Delinquencies and Nonperforming Assets and Allowance for Loan Losses of this section and see Notes 5 and 6 to the Consolidated Financial Statements in this Form 10-Q.

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income.  A summary of noninterest income, excluding securities transactions, gain on acquisitions and accretion of FDIC loss-share receivable, is presented in the tables below.

	Three Months Ended
	September 30,
	2014	2013	$ Chg	% Chg

	(Dollars in thousands)
Service charges on deposit accounts	$1,612	$1,577	$35	2.2%
Bankcard services income	919	852	67	7.9
Other service charges, commissions and fees	178	126	52	41.3
Brokerage fees	644	561	83	14.8
Mortgage banking activities	6,723	1,963	4,760	242.5
Bank-owned life insurance	190	200	(10)	(5.0)
Other	49	138	(89)	(64.5)
Total noninterest income	$10,315	$5,417	$4,898	90.4%
Noninterest income as a percentage of
average assets (annualized)	2.86%	1.70%

The increase in mortgage banking activities was primarily driven by increased volume resulting from our focus of expanding our mortgage banking business compared to the prior year.  We anticipate this positive trend in mortgage banking activities to continue to grow throughout 2014.

	Nine Months Ended
	September 30,
	2014	2013	$ Chg	% Chg

	(Dollars in thousands)
Service charges on deposit accounts	$4,558	$4,028	$530	13.2%
Bankcard services income	2,749	2,445	304	12.4
Other service charges, commissions and fees	494	370	124	33.5
Brokerage fees	1,825	1,578	247	15.7
Mortgage banking activities	13,915	7,582	6,333	83.5
Bank-owned life insurance	566	603	(37)	(6.1)
Other	251	356	(105)	(29.5)
Total noninterest income	$24,358	$16,962	$7,396	43.6%
Noninterest income as a percentage of
average assets (annualized)	2.25%	1.77%

The increase in mortgage banking activities was primarily driven by increased volume resulting in our focus of expanding our mortgage banking business compared to the prior year.  We anticipate this positive trend in mortgage banking activities to continue to grow throughout 2014.  The increase in service charges on deposit accounts was primarily driven by an increase in fees for services per account and an increase in overdraft fees primarily driven by our overall customer base increase.  The increase in bankcard services income was also primarily driven by growth in our overall customer base.

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense.  A summary of noninterest expense, excluding acquisition related expenses, loss on sales and write-down of acquired OREO, foreclosed acquired asset expenses and FDIC loss-share clawback expense, is presented in the tables below.

	Three Months Ended
	September 30,
	2014	2013	$ Chg	% Chg

	(Dollars in thousands)
Salaries and employee benefits	$11,382	$8,108	$3,274	40.4%
Equipment	1,171	1,029	142	13.8
Occupancy	1,063	903	160	17.7
Advertising and marketing	288	335	(47)	(14.0)
Legal and accounting	182	207	(25)	(12.1)
Consulting & other professional fees	264	133	131	98.5
Directors fees and retirement	160	157	3	1.9
Telecommunications	252	340	(88)	(25.9)
Supplies	133	140	(7)	(5.0)
Data processing fees	828	995	(167)	(16.8)
Loss (gain) on sales and write-downs of OREO	8	335	(327)	(97.6)
Foreclosed asset expenses	77	337	(260)	(77.2)
FDIC insurance and other regulatory fees	274	293	(19)	(6.5)
Deposit intangible expenses	186	204	(18)	(8.8)
Other operating	1,641	1,092	549	50.3
Total noninterest expenses	$17,909	$14,608	$3,301	22.6%
Noninterest expenses as a percentage of
average assets (annualized)	4.96%	4.58%

The increase in salaries and employee benefits was primarily due to the net hiring of 85 full-time equivalent employees (“FTEs”), excluding Alarion FTEs, a 20.6% increase from the prior year, primarily related to the hiring 83 FTEs for our mortgage banking expansion and an increase of three FTEs for our banking area offset by a reduction in our investments area of one FTE.

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Nine Months Ended
	September 30,
	2014	2013	$ Chg	% Chg

	(Dollars in thousands)
Salaries and employee benefits	$30,272	$22,723	$7,549	33.2%
Equipment	4,352	3,679	673	18.3
Occupancy	2,030	1,757	273	15.5
Advertising and marketing	737	871	(134)	(15.4)
Legal and accounting	886	628	258	41.1
Consulting & other professional fees	534	229	305	133.2
Directors fees and retirement	318	314	4	1.3
Telecommunications	1,692	1,878	(186)	(9.9)
Supplies	258	274	(16)	(5.8)
Data processing fees	1,738	1,946	(208)	(10.7)
Loss (gain) on sales and write-downs of OREO	433	368	65	17.7
Foreclosed asset expenses	246	779	(533)	(68.4)
FDIC insurance and other regulatory fees	817	827	(10)	(1.2)
Deposit intangible expenses	574	609	(35)	(5.7)
Other operating	4,508	3,508	1,000	28.5
Total noninterest expenses	$49,395	$40,390	$9,005	22.3%
Noninterest expenses as a percentage of
average assets (annualized)	4.56%	4.22%

The increase in salaries and employee benefits was primarily due to the net hiring of 85 full-time equivalent employees (“FTEs”), excluding Alarion FTEs, a 20.6% increase from the prior year, primarily related to the hiring 83 FTEs for our mortgage banking expansion and an increase of three FTEs for our banking area offset by a reduction in our investments area of one FTE.  The increases in equipment, occupancy, consulting & other professional fees, and other operating expenses were primarily due to the mortgage banking expansion.

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Tax Expense.  Income tax expense for the three months ended September 30, 2014 increased $537,000 compared to the same period in 2013 while the income tax expense for the nine months ended September 30, 2014 declined $1.1 million compared to the same period in 2013.  The effective tax rate for the three and nine months ended September 30, 2014 was 34.0% and 30.0%, respectively, compared to 26.2% and 29.0%, respectively, for the same periods in 2013.

Accounting for Acquired Assets

Noninterest Income. The negative accretion for the FDIC loss-share receivable for the three and nine months ended September 30, 2014, increased $1.2 million and $802,000, respectively, compared to the same periods in 2013.  The negative accretion for the FDIC loss-share receivable is expected to decline as a percentage of noninterest income throughout 2014 but still remain elevated as a large portion of our FDIC loss-share receivable will be cleared with negative accretion.

Noninterest Expense. Foreclosed acquired asset expense for the three and nine months ended September 30, 2014, decreased $149,000 and $252,000, respectively, compared to the same periods in 2013.   The FDIC clawback expense for the three months ended September 30, 2014 decreased $321,000 compared to the same period in 2013 while the FDIC clawback expense for the nine months ended September 30, 2014 increased $412,000 compared to the same period in 2013.  We anticipate the FDIC clawback expense to remain elevated for the remainder of 2014 and then decline on a percentage of noninterest expense throughout 2015.  The net gain on sales and write-downs of acquired OREO for the three and nine months ended September 30, 2014, declined $169,000 and $305,000, respectively, compared to the same periods in 2013 primarily driven by our ability to sell FDIC-acquired OREO closer to appraised value as compared to the previous year.

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

If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our unpledged investment portfolio.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At September 30, 2014, the Bank had total federal funds credit lines with ten correspondent banks of $82.5 million, with no outstanding advances.  The Bank also maintains a credit facility with the FHLB of $204.0 million with total outstanding advances of $186.0 million at September 30, 2014.

At September 30, 2014, total deposits increased $264.8 million, or 24.6%, to $1.341 billion compared to $1.076 billion at December 31, 2013, primarily driven by growth from the Alarion acquisition of $231.1 million and core deposit growth of $43.3 million offset in part by reductions in wholesale deposits of $5.9 million and time deposits of $3.7 million.  Federal funds purchased and securities sold under agreements to repurchase increased $5.1 million, or 13.7%, to $42.8 million at September 30, 2014, compared to $37.7 million at December 31, 2013, primarily driven by growth from Alarion acquisition of $3.2 million.  Also, FHLB advances increased $59.0 million, or 44.9%, to $190.4 million at September 30, 2014, compared to $131.4 million at December 31, 2013 of which $13.0 million resulted from the Alarion acquisition. The increase in FHLB advances resulted from funding of non-acquired loan growth and loans held for sale.

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Risk Management Committee with day to day responsibility delegated to the Asset/Liability Management Committee (“ALCO”) and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at September 30, 2014, were considered satisfactory.  At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds.  The Company is aware of no events or trends likely to result in a negative material change in liquidity.

The consolidated statements of cash flows for the nine months ended September 30, 2014, detail cash flows from operating, investing and financing activities.  At September 30, 2014, net cash used in investing activities and operating activities was $75.8 million and $12.8 million, respectively, offset in part by net cash provided by financing activities of $80.6 million resulting in a net decline in cash and due from banks of $8.0 million to $26.8 million.

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

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulatory Capital Ratios for the Company and the Bank at September 30, 2014

The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities.  The following table reflects the Company’s and the Bank’s compliance at September 30, 2014, with regulatory capital requirements.  These calculations are based on total risk weighted assets of $1.264 billion for the Company and $1.250 billion for the Bank as of September 30, 2014, and average total assets of $1.5 billion for the Company and $1.5 billion for the Bank for the three months ended September 30, 2014.  These consolidated capital ratios are based on the capital requirements for bank holding companies issued by the Board of Governors of the Federal Reserve System.

					Minimum Required to
					Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Total Capital to Risk Weighted Assets
Consolidated	$161,691	12.8%	$101,114	8.0%	N/A
HeritageBank of the South	152,245	12.2%	99,994	8.0%	$124,993	10.0%

Tier I Capital to Risk Weighted Assets
Consolidated	151,698	12.0%	50,557	4.0%	N/A
HeritageBank of the South	142,252	11.4%	49,997	4.0%	74,996	6.0%

Tier I Capital to Average Total Assets
Consolidated	151,698	10.3%	58,833	4.0%	N/A
HeritageBank of the South	142,252	9.7%	58,648	4.0%	73,310	5.0%

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

The Company’s strategy is to mitigate interest rate risk to the extent possible as part of the Company’s overall business strategy. Based on our analysis of the Company’s overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk.  These strategies aim to achieve neutrality to interest rate risk, and the ALCO is responsible for monitoring and analyzing interest rate risk on a regular basis.  Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates.  As of September 30, 2014, a drop in interest rates would decrease our net interest income and an increase in rates would increase our net interest income, also known as being “asset sensitive.”  The asset sensitivity position was in part driven by our overall balance sheet structure designed to take advantage of rising interest rates.  The Company plans to maintain our asset sensitivity position by focusing our efforts to extend liabilities and increase variable rate assets.  The Company feels the level of interest rate risk is at an acceptable level, and it is within our internal policy limits.

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

Effect
Market	on Net
Rate	Interest
Change	Income
+400	20.5%
+300	15.7%
+200	12.2%
+100	7.3%
(100)	(9.7)%

Index

Quarterly Financial Summary - Unaudited

The following table presents condensed information relating to quarterly periods presented.

	For the Three Months Ended
	September	June	March	December	September
	30, 2014	30, 2014	31, 2014	31, 2013	30, 2013

	(dollars in thousands expect per share data)
Results of Operations:
Net interest income	$15,929	$15,774	$13,971	$16,253	$13,558
Provision for loan losses	640	474	170	232	350
Net interest income after provision for
loan losses	15,289	15,300	13,801	16,021	13,208
Total noninterest income	8,274	5,286	3,487	4,536	3,918
Total noninterest expense	20,597	18,116	15,476	15,706	15,334
Income before income taxes	2,966	2,470	1,812	4,851	1,792
Applicable income tax	1,007	698	469	1,446	470
Net income	$1,959	$1,772	$1,343	$3,405	$1,322
Per Share Data:
Weighted average shares – basic	7,485,528	7,436,717	7,422,044	7,407,722	7,371,804
Weighted average shares – diluted	7,676,233	7,607,501	7,581,775	7,530,606	7,483,812
Basic earnings per share	$0.26	$0.24	$0.18	$0.46	$0.18
Diluted earnings per share	0.26	0.23	0.18	0.45	0.18

Index

ITEM 4.     CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) under the Securities Exchange Act (the “Exchange Act”)) as of September 30, 2014, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 40-day period preceding the filing date of this quarterly report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective in ensuring that the information required to disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including its Chief Executive Officer and Chief Financial Officer) in a timely manner; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b)	Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2014, the Company’s Board of Directors extended its stock repurchase program for 344,179 shares, or 4% of the Company's currently outstanding common stock, which expires in April 2015, unless the program is extended or completed earlier.  There were no unregistered sales of equity securities during the quarter ended September 30, 2014.

			Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number		as Part of	that may yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the
	Purchased	Paid Per Share	Plans or Programs	Plans or Programs
January	-	$-	-	344,179
February	-	-	-	344,179
March	-	-	-	344,179
April	-	-	-	344,179
June	-	-	-	344,179
July	4,296	19.85	4,296	339,883
August	-	-	-	339,883
September	-	-	-	339,883
Total	4,296	$19.85	4,296	339,883

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION

None.

Index

ITEM 6.     EXHIBITS

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
2.1	Agreement and Plan of Merger, dated April 21, 2014, by and between Heritage Financial Group, Inc. and Alarion Financial Services, Inc.	a
2.2	Branch Sale Agreement dated October 7, 2014, between HeritageBank of the South and The PrivateBank and Trust Company	b
3.1	Articles Supplementary to the Articles of Incorporation	c
10.1	Employment agreement between Brian D. Schmitt and HeritageBank of the South	d
12.1	Ratio of Earnings to Fixed Charges	12.1
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer	31.2
32	Section 1350 Certifications	32
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
a	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on April 22, 2014.
b	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on October 8, 2014.
c	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on October 2, 2014.
d	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on October 16, 2014.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP, INC.

Date: November 10, 2014	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2014	By:	/s/ T. Heath Fountain
T. Heath Fountain
Executive Vice President,
Chief Administrative Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)