Form 10-K
period 2014-12-31
Heritage Financial Group Inc
filed 2015-03-13
CIK 1493491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      ☐ Yes     ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $141.5 million, based on the closing sale price of $19.83 per share for the registrant’s common stock on Nasdaq Global Market on that date.

As of March 2, 2015, there were 9,239,636 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K – Portions of the Proxy Statement for the 2015 Annual Meeting of Stockholders.

HERITAGE FINANCIAL GROUP, INC.

CAUTIONARY DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

All statements other than statements of historical facts included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Form 10-K regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “could,” “likely,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct.  Important factors that could cause actual results to differ materially from our expectations, which we refer to as cautionary statements, are disclosed under “Risk Factors” and elsewhere in this prospectus, including, without limitation, in conjunction with the forward-looking statements included or incorporated in this prospectus.  These forward-looking statements involve risks and uncertainties that may cause our actual future activities and results of operations to be materially different from those suggested or described in this prospectus.

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

PART I

Item 1. Business

General

Heritage Financial Group, Inc. (“Heritage” or the “Company”), is a $1.7 billion holding company headquartered in Albany, Georgia.  Heritage primarily conducts commercial banking, retail banking, mortgage banking and wealth management activities through its wholly owned subsidiary, HeritageBank of the South (“HeritageBank” or the “Bank”).  As of December 31, 2014, HeritageBank operated in Georgia, Florida and Alabama through 36 banking locations, 21 mortgage offices, and 5 investment offices. HeritageBank provides credit based products, deposit accounts, corporate cash management, investment support and other services to commercial and retail clients.

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

At December 31, 2014, we had total assets of $1.7 billion, loans of $1.1 billion, deposits of $1.3 billion and stockholders’ equity of $160 million. Our executive offices are located at 721 N. Westover Boulevard, Albany, Georgia 31707.    Our common stock is traded on the Nasdaq Global Market under the symbol “HBOS.” For more information about our business, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – General.

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

During 2011, we completed two FDIC-assisted whole-bank acquisitions near Savannah, Georgia and in Statesboro, Georgia with combined loans of $247.2 million and deposits of $342.3 million.   In April 2012, we opened a commercial banking office in Macon, Georgia, and in June 2012, we completed the purchase of a single branch in Auburn, Alabama with $10.9 million in loans and $18.7 million in deposits.  In August 2012, we hired a new management team to operate our mortgage division which has led to significant growth in our mortgage business, particularly in the Atlanta, Georgia market.  In March 2013, we completed an FDIC-assisted whole-bank purchase of a bank based in LaGrange, Georgia with $98.0 million in loans and $211.6 million in deposits, which were primarily located in Alabama, and in November 2013, we opened a commercial and mortgage banking office in Columbus, Georgia.  During 2014 we opened a mortgage offices in Colorado Springs, Greenwood Village, and Denver, Colorado, and in September 2014 we opened a second full service branch in Macon, Georgia.

In September 2014, we completed the merger of Alarion Financial Services, Inc. and its subsidiary Alarion Bank with and into Heritage Financial Group, Inc. and its subsidiary HeritageBank of the South.  Alarion was a six branch full service bank based in Ocala, Florida with $160.5 million in non-credit impaired loans, $38.7 million in credit impaired loans, $2.0 million in OREO, and $230.7 million in total deposits.  In January 2015, we completed the purchase of a single branch in Norcross, Georgia with $37 million in non-credit impaired loans and $107 million in deposits.

Merger with Renasant

On December 10, 2014, Heritage and HeritageBank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Renasant Corporation, a Mississippi corporation (“Renasant”) and Renasant Bank, a Mississippi banking association (“Renasant Bank”).  On the terms and subject to the conditions set forth in the Merger Agreement, Heritage will merge with and into Renasant (the “Merger”), with Renasant continuing as the surviving corporation.  Immediately following the Merger, HeritageBank will merge with and into Renasant Bank, with Renasant Bank continuing as the surviving banking association.  At the effective time of the Merger, each outstanding share of Heritage’s common stock (other than any shares of Heritage common stock owned by Heritage, Renasant, or any of their respective subsidiaries, except for certain shares held in a fiduciary or agency capacity or as a result of debts previously contracted) will be converted into the right to receive 0.9266 shares of Renasant common stock, par value $5.00 per share.  The Merger is intended to qualify as a tax-free reorganization within the meaning of the Internal Revenue Code of 1986, as amended.

The Merger Agreement has been approved by the Boards of Directors of each of Renasant and Heritage. The completion of the Merger requires the approval of the Merger and the adoption of the Merger Agreement by the stockholders of each of Renasant and Heritage.  In addition, the completion of the Merger is subject to a number of customary conditions, including the receipt of all required regulatory approvals and effectiveness of the registration statement for the shares of Renasant common stock to be issued to holders of Heritage common stock in the Merger.  On March 13, 2015, Renasant announced that it has received all regulatory approvals necessary to complete the Merger.  Subject to the receipt of all other required approvals and the satisfaction of all other conditions, the Merger is expected to be completed in the third quarter of 2015.

Market Area

Pending the completion of the Merger with Renasant, we intend to continue to be a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.  At December 31, 2014, we primarily served our markets in Georgia through offices in Albany, LaGrange, Macon, Savannah, Statesboro, and Valdosta, Florida through offices in Gainesville, Lake City, and Ocala and Alabama through offices in Auburn-Opelika, Birmingham-Hoover, Talledega-Sylacauga, and Valley.  We occasionally make loans beyond our market area to meet customer needs and to develop new business.

The following table sets forth our deposit market share and information regarding the local economy by market area, including acquisitions, as of June 30, 2014, based on the most recent data available from the Federal Deposit Insurance Corporation (“FDIC”) and SNL Financial.  SNL Financial is a provider of news, financial data and analysis on the banking business.  Most of our market areas fall within Metropolitan Statistical Areas (“MSA”) and were selected based on the market area’s significance to our operations.  The significance of a market area includes such factors as the number of branches, the level of loans and deposits, or the current or potential future contribution to overall net income of Heritage.  As of December 2014, the national unemployment rate was 5.6%, and the rates in Georgia, Florida and Alabama were 6.6%, 5.4% and 5.3%, respectively.

						Projected
	Market	Market	Institutions	Unemployment		Population
Market Area	Share	Share Rank	in Market	Rate	Population	Growth
Georgia:
Albany MSA	19.4%	1	16	7.3%	157,145	1.2%
Columbus MSA	0.0	18	19	7.2	321,826	8.9
LaGrange	1.0	10	10	7.0	69,407	4.8
Macon MSA	0.6	13	18	6.8	232,707	1.7
Savannah MSA	2.5	9	22	6.2	371,097	7.4
Statesboro	15.1	3	8	7.0	73,414	4.8
Valdosta MSA	1.8	16	19	6.7	147,384	6.4
Florida:
Gainesville MSA	3.3	9	19	4.3	269,545	3.5
Lake City	3.7	6	6	5.2	68,841	3.5
Ocala MSA	4.8	7	21	6.4	339,412	4.0
Alabama:
Auburn-Opelika MSA	0.6	16	17	4.1	152,270	8.0
Birmingham-Hoover MSA	0.1	40	46	4.6	1,142,042	1.7
Talladega-Sylacauga	8.5	4	10	5.5	92,189	(1.0)
Valley	14.2	3	6	5.2	34,036	0.2

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

Available Information

Heritage maintains a website at www.eheritagebank.com.  The Company currently makes available on or through its website its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to these reports, and all other Securities and Exchange Commission (“SEC”) filings. These materials are also available free of charge on the SEC's website at www.sec.gov.

Lending Activities

The following table presents information concerning the composition of HeritageBank’s loan portfolio in dollar amounts and in percentages (before deductions for allowances for losses) as of the dates indicated.

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial Real Estate
Nonresidential	$289,822	26.7%	$256,567	32.12%	$212,570	31.73%	$138,970	24.79%	$110,079	26.27%
Multifamily	29,681	2.73	22,650	2.84	21,293	3.18	15,797	2.82	13,598	3.25
Farmland	27,370	2.52	23,420	2.93	20,141	3.01	17,921	3.20	12,339	2.94
Total	346,873	31.95	302,637	37.89	254,004	37.92	172,688	30.8	136,016	32.46

Construction and land	81,547	7.51	50,167	6.29	33,340	4.98	26,804	4.78	24,522	5.85

Residential real estate
Mortgage loans, 1-4 family	184,251	16.97	177,456	22.22	161,883	24.16	129,745	23.14	131,293	31.34
Home equity	37,465	3.45	29,147	3.64	27,345	4.08	26,154	4.67	26,091	6.23
Total	221,716	20.43	206,603	25.86	189,228	28.24	155,899	27.81	157,384	37.57

Commercial and industrial loans	121,553	11.20	101,161	12.66	83,659	12.49	55,179	9.84	52,589	12.55
Consumer and other loans	28,104	2.59	23,976	3.00	25,498	3.80	23,872	4.26	27,115	6.47

Total non-acquired loans	799,793	73.68	684,544	85.7	585,729	87.42	434,442	77.49	397,626	94.9

Acquired non-credit impaired loans	156,513	14.42	-	-	-	-	-	-	-	-

Acquired credit impaired loans:
Non-covered	86,763	7.99	63,318	7.93	11,850	1.76	18,721	3.34	21,371	5.10
Covered	42,404	3.91	50,891	6.37	72,425	10.81	107,457	19.17	-	-
Total	129,167	11.90	114,209	14.30	84,275	12.57	126,178	22.51	21,371	5.10

Total loans	1,085,473	100.00%	798,753	100.00%	670,004	100.00%	560,620	100.00%	418,997	100.00%

Less allowance for loan losses	10,034		8,955		9,061		7,494		8,101
Total loans, net	$1,075,439		$789,798		$660,943		$553,126		$410,896

The following table shows the composition of HeritageBank's loan portfolio by fixed- and adjustable-rates at the dates indicated.

	December 31,
	2014		2013		2012		2011		2010

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Fixed-Rate Loans:
Real Estate
Residential real estate	$154,078	14.19%	$151,889	19.01%	$145,496	21.72%	$117,336	20.93%	$102,626	24.49%
Multi-family	29,681	2.73	19,725	2.47	16,605	2.48	12,340	2.20	10,190	2.43
Nonresidential	249,869	23.02	228,084	28.56	187,708	28.02	113,761	20.29	77,033	18.39
Farmland	25,291	2.33	18,382	2.30	13,339	1.99	14,534	2.59	8,086	1.93
Construction and land	47,523	4.38	36,707	4.60	18,522	2.76	20,799	3.71	12,966	3.09
Total real estate loans	506,442	46.66	454,787	56.94	381,670	56.97	278,770	49.73	210,901	50.33
Consumer and other loans	24,037	2.21	19,825	2.48	21,574	3.22	19,953	3.56	20,021	4.78
Commercial and industrial loans	81,134	7.47	70,002	8.76	52,830	7.89	28,523	5.09	21,964	5.24
Total fixed-rate loans	611,613	56.35	544,614	68.18	456,074	68.08	327,246	58.37	252,886	60.35

Adjustable-Rate Loans:
Real Estate
Residential real estate	67,638	6.23	54,714	6.84	43,732	6.52	38,563	6.88	8,335	1.99
Multifamily	-	-	2,925	0.37	4,688	0.70	3,457	0.62	580	0.14
Nonresidential	39,953	3.68	28,483	3.57	24,862	3.71	25,209	4.50	20,449	4.88
Farmland	2,079	0.19	5,038	0.63	6,802	1.02	3,387	0.60	3,689	0.88
Construction and land	34,024	3.13	13,460	1.69	14,818	2.22	6,005	1.07	9,460	2.26
Total real estate loans	143,694	13.24	104,620	13.10	94,902	14.17	76,621	13.67	45,513	10.15
Consumer and other loans	4,067	0.37	4,151	0.52	3,924	0.58	3,919	0.70	21,892	5.22
Commercial and industrial loans	40,419	3.72	31,159	3.90	30,829	4.60	26,656	4.75	28,231	6.74
Total adjustable-rate loans	188,180	17.34	139,930	17.52	129,655	19.35	107,196	19.12	92,636	22.11
	799,793	73.68	684,544	85.70	585,729	87.43	434,442	77.49	345,522	82.46

Acquired non-credit Impaired loans	156,513	14.42	-	-	-	-	-	-	-	-

Acquired credit impaired Loans (1)
Non-covered	86,763	7.99	63,318	7.93	11,850	1.76	18,721	3.34	21,371	5.10
Covered	42,404	3.91	50,891	6.37	72,425	10.81	107,457	19.17	-	-
Total	129,167	11.90	114,209	14.30	84,275	12.57	126,178	22.51	21,371	5.10

Total loans	1,085,473	100.00%	798,753	100.00%	670,004	100.00%	560,620	100.00%	418,997	100.00%

Less allowance for Loan losses	10,034		8,955		9,061		7,494		8,101
Total loans, net	$1,075,439		$789,798		$660,943		$553,126		$410,896

_____________________

(1)	Acquired credit impaired loans are accounted for under ASC 310-30 and are not considered either fixed or variable.

The following schedule illustrates the contractual maturity of HeritageBank's loan portfolio at December 31, 2014, excluding acquired loans.  Mortgages that have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

	Consumer and Commercial Real Estate		Construction and land		Consumer and Other		Commercial and Industrial		Total
Due During Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2015(1)	$47,055	4.36%	$50,054	4.16%	$15,132	5.73%	$56,286	3.64%	$168,527	4.06%
2016	38,448	4.88	6,543	3.1	2,786	6.96	7,676	3.85	55,453	4.63
2017	99,186	4.50	17,872	4.49	5,435	4.9	28,513	4.20	151,006	4.46
2018 to 2019	222,963	4.40	6,538	4.58	4,610	5.08	26,142	4.20	260,253	4.39
2020 to 2024	78,092	4.21	538	4.01	89	7.91	2,564	4.41	81,283	4.22
2025 to 2029	9,571	4.45	-	-	-	-	371	-	9,942	4.45
2030 and following	73,276	4.58	-	-	53	8.99	-	-	73,329	4.59
Total	$568,591	4.44	$81,545	4.18	$28,105	5.49	$121,552	3.93	$799,793	4.36

_____________________

(1)	Includes demand loans, loans having no stated maturity and overdraft loans.

Lending authority.  The Board of Directors has established lending authorities for its officers.   Based on individual experience, Market Presidents and Commercial Lenders have established lending authorities for relationships with exposure up to $500,000, and Consumer and Mortgage Lenders have lending authorities for relationships with exposure up to $200,000.  The Mortgage Division Co-Presidents have lending authorities for relationships with exposure up to $417,000, and the Regional Managers and Regional Presidents may make and approve secured loans for relationships with exposure up to $1.0 million.  Regional Credit Officers or the Chief Banking Officer may approve secured loans for relationships with exposure up to $2.0 million.  The Board of Directors has established an Executive Loan Committee consisting of the Chief Credit Officer, a Regional Credit Officer, the Chief Financial Officer, the Chief Banking Officer, a Regional President, and the Atlanta Chief Executive Officer.  The Executive Loan Committee, Chief Executive Officer, or the Chief Credit Officer may approve loans for relationships up to $5.0 million.  Relationships and exposures that exceed $5.0 million must be approved by the Board of Directors.

We are subject to lending limits established under Georgia law for loans to one borrower and the borrower's related entities.  See Item 1 - How We Are Regulated - HeritageBank of the South for more information.  Based on our capital level at December 31, 2014, the maximum amount under Georgia law that we could loan to any one borrower and the borrower's related entities was $26.0 million for fully secured loans (including loans secured by real estate for which we have an independent appraisal) and $15.6 million for all other loans.  Internally, we have set a limit of $8.0 million for all loans to any one borrower and the borrower's related entities.  This internal limit may be exceeded with the approval of the Board of Directors.

Major loan customers.  Our ten largest lending relationships, excluding acquired credit impaired loans, are with commercial borrowers with total lending exposure, including undrawn lines of credit, of $90.2 million at December 31, 2014.  These relationships consist of $12.6 million to a residential development company secured by land and residential developments located primarily in north central Florida; $11.5 million to a peanut shelling business secured by accounts receivable and inventory located primarily in southwest Georgia; $10.0 million to a peanut shelling business secured by accounts receivable and inventory located primarily in southwest Georgia; $9.1 million secured primarily by multifamily and residential rental real estate in central Georgia; $8.7 million for the permanent financing of a hotel in central Georgia; $8.6 million to a specialty chemical business and their related interests in southwest Georgia; $7.8 million to a timber business located primarily in southeast Georgia; $7.6 million to a commercial warehousing and asset inventory management business in north Georgia; $7.3 million for the permanent financing of a hotel in north central Florida; and $7.1 million secured primarily by multifamily and residential rental real estate in southeast Georgia.  As of the date of this filing, these major customer relationships were performing and rated as pass credits.

For further information on credit quality, see Item 1 - Asset Quality - Delinquent Loans and - Classified Assets and see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Residential Real Estate Lending.  We originate loans secured by first mortgages on one- to four-family residences, including home equity lines of credit, in our market area and outside our market area for customers whose primary residences are within our lending area.  The majority of these loans are originated by us and sold to other lenders.  See Item 1 – Loan Originations, Purchases, Sales, Repayments and Servicing for more information.  At December 31, 2014, we had $221.7 million, or 20.4% of gross loans, in residential real estate loans including home equity lines of credit, of which $154.1 million were fixed-rate loans and $67.6 million were adjustable rate loans.

Our home equity lines of credit totaled $37.5 million and accounted for 3.5% of gross loans at December 31, 2014.  These loans may be originated in amounts, together with the amount of the existing first mortgage, of up to 100% of the value of the property securing the loan.  Home equity lines of credit generally have a 3-year to 15-year draw period and require the payment of 1.5% of the outstanding loan balance per month during the draw period, which may be reborrowed at any time during the draw period.  We also offer a 3-year to 15-year home equity line of credit that requires interest-only payments for the first five years, then fully amortizing payments over the remaining 10 years of the loan.  At December 31, 2014, unfunded commitments on home equity lines of credit totaled $26.5 million.  Other consumer loan terms vary according to the type of collateral, length of contract and creditworthiness of the borrower.

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

Adjustable-rate mortgage, or ARM, loans are generally offered with annual repricing with a maximum annual rate change of 2% and maximum overall rate change of 6%.  We use a variety of indices to reprice our ARM loans.  Our ARM loans generally provide for specified minimum and maximum interest rates, with a lifetime cap and floor, and a periodic adjustment of the interest rate over the rate in effect on the date of origination.  As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is our cost of funds.  Our ARM loans are written using generally accepted underwriting guidelines.  ARM loans generally pose different credit risks than fixed-rate loans, primarily because as interest rates rise, the borrower's payment rise, increasing the potential for default.  We do not offer initial discounted rates or “teaser” rates on ARM loans.  Our real estate loans contain a “due on sale” clause allowing us to declare the unpaid principal balance due and payable upon the sale of the collateral.

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

Commercial Real Estate Lending.  We offer a variety of multifamily, nonresidential, and farmland real estate loans.  These loans are secured primarily by multifamily dwellings, retail establishments, hotels, motels, warehouses, small office buildings, farmland, and other properties located in our market areas.  At December 31, 2014, commercial real estate totaled $346.9 million, or 32.0% of gross loans. Nonresidential real estate totaled $289.8 million, or 26.7% of gross loans, and multifamily real estate totaled $29.7 million, or 2.7% of gross loans as December 31, 2014.

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

Our loans secured by farmland totaled $27.4 million, or 2.5% of gross loans, and are originated with either a fixed or adjustable interest rate over a three-or five-year term with a balloon payment generally based on a 15-year amortization.  The interest rate on adjustable-rate loans is based on a variety of indices, generally determined through negotiation with the borrower.  Loan-to-value ratios on our farmland loans typically do not exceed 80% of the appraised value of the property securing the loan.  Farmland loans are underwritten based on the income-producing potential of the property and the financial strength of the borrower.  In order to monitor the adequacy of cash flows from farm operations, the borrower is required to provide periodic financial information.

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

Construction and Land Lending.  Our construction loan portfolio consists of loans for the construction of one- to four-family residences, multifamily residences and commercial properties.  Construction lending generally affords us an opportunity to receive interest at rates higher than those obtainable from residential lending and to receive higher origination and other loan fees.  In addition, construction loans are generally made with adjustable rates of interest for six- to nine-month terms, with interest-only payments due during the construction period.  At December 31, 2014, we had $81.5 million in construction loans outstanding, representing 7.5% of gross loans.

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

Commercial and Industrial Lending.  At December 31, 2014, commercial business loans totaled $121.6 million or 11.2% of gross loans.  Our commercial business lending activities encompass loans with a variety of purposes and security, including loans to finance accounts receivable, agricultural production, inventory and equipment.  Our commercial business lending policy includes credit file documentation and analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of other conditions affecting the borrower.  Analysis of the borrower's past, present and future cash flows is also an important aspect of our credit analysis.

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

Consumer and Other Lending.  We offer a variety of secured consumer loans, new and used auto loans, boat and recreational vehicle loans, and loans secured by deposit accounts. We also offer low dollar, unsecured loans and consumer credit cards.  We originate our consumer and other loans primarily in our market areas.  At December 31, 2014, our consumer and other loan portfolio totaled $28.1 million, or 2.6% of gross loans.

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

Loan Originations, Purchases, Sales, Repayments and Servicing

We originate one- to four-family residential mortgage loans primarily through referrals from real estate agents, builders and from existing customers.  Revenue from mortgage banking activities totaled $21.9 million, $10.5 million and $4.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

We have agreements with mortgage lenders, pursuant to which we originate and fund residential mortgage loans for these lenders in accordance with their policies, terms, and conditions.  We typically charge the borrower an origination fee for processing the application in accordance with the lender's specifications.  We also may earn a premium on these loans based on the difference between carrying value of the loan and the value purchased by a third party.  During 2014, we originated $1.0 billion of mortgage loans held for sale, generating approximately $27.6 million in mortgage banking income on these loans compared to $407.4 million originated for 2013 generating approximately $12.0 million in mortgage banking income on those loans.  We sold $643.5 million of mortgage loans to the U.S. government sponsored agencies (“GSEs”) during 2014 and, separately, recorded a gain of $5.7 million related to the mortgage servicing rights for those loans.  During 2013 we sold $20.8 million of mortgage loans sold to the U.S. GSEs, and, separately, recorded a gain of $202,000 related to the mortgage servicing rights for those loans.  We currently have $18.9 million of mortgage loans held for sale that have been held longer than ninety days as of December 31, 2014, and we held a mortgage repurchase reserve, used in the event a loan is repurchased from an investor, of $111,000 as of December 31, 2014 which compares to $20,000 as of December 31, 2013.  We do not anticipate difficulty in selling the loans we have held greater than ninety days to an investor in the foreseeable future.

In addition to the categories of loans originated by us and described above, as of December 31, 2014, $129.2 million, or 11.9% of gross loans, consisted of acquired credit impaired loans, with $42.4 million covered under loss-sharing agreements with the FDIC. Due diligence performed on these loans was limited due to the quick timing required for these transactions; however, the loss-sharing agreements with the FDIC provides coverage for 80% of the covered loan balance, which significantly mitigates the credit risk exposure for these loans.  See Item 8 - Note 6 of the Consolidated Financial Statements for additional information about these acquired credit impaired loans.

In addition to interest earned on loans and loan origination fees, we receive fees for loan commitments, late payments and other miscellaneous services.  The fees vary from time to time, generally depending on the supply of funds and other competitive conditions in the market.  Fees for late payments totaled $287,000, $201,000 and $214,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Delinquent Loans.  The table below sets forth the contractual principal balances by category of loans, excluding acquired loans, that were 30 to 89 days past due and still accruing interest at December 31, 2014.  At all dates presented, we had no accruing loans 90 days or more delinquent.

			Total
	Thirty to	Sixty to	thirty to
	fifty-nine	eighty-nine	eighty-nine
	days	days	days

	(Dollars in thousands)

Delinquent Loans:
Residential real estate	$835	$-	$835
Multifamily	-	-	-
Nonresidential	625	99	724
Farmland	212	-	212
Construction and land	-	-	-
Consumer and other	27	2	29
Commercial and industrial	-	5	5
Total	$1,699	$106	$1,805
Total as a percentage of total loans	0.21%	0.01%	0.23%

Nonperforming Assets.  The following table sets forth the amounts and categories of nonperforming assets in our loan portfolio.  Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful.  Our acquired credit impaired loans are excluded from the nonperforming loan table below because they are accounted for under ASC Topic 310-30.  See Item 8 - Note 6 to the Consolidated Financial Statements.  Included in nonaccruing loans at December 31, 2014, are troubled debt restructurings of $3.1 million, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.  In addition, at that date we had troubled debt restructurings totaling $5.6 million that were performing in accordance with their modified terms and are not included in nonaccruing loans.  Foreclosed assets owned include assets acquired in settlement of loans.

	December 31,
	2014	2013	2012	2011	2010

	(Dollars in thousands)
Nonaccruing Loans:
Residential real estate	$3,039	$2,936	$4,589	$4,772	$4,873
Multifamily	-	-	-	2	1,770
Nonresidential	1,161	4,456	4,938	361	1,586
Farmland	-	-	-	111	-
Construction and development	1,730	1,849	3,881	442	1,423
Commercial and industrial	107	135	1,149	1,179	88
Consumer and other	47	58	120	176	165
Total nonaccruing loans	6,084	9,434	14,677	7,043	9,905

Foreclosed Assets:
Residential real estate	378	65	1,739	498	468
Multifamily	-	-	-	-	-
Nonresidential	138	925	-	45	1,095
Farmland	-	15	97	-	-
Construction and development	61	784	784	2,806	2,126
Commercial and industrial	-	-	-	-	-
Consumer and other	-	-	-	7	-
Total foreclosed assets	577	1,789	2,620	3,356	3,689
Total nonperforming assets	$6,661	$11,223	$17,297	$10,399	$13,594

Total as a percentage of total assets	0.39%	0.81%	1.58%	0.95%	1.80%

For the year ended December 31, 2014, approximately $266,000 of gross interest income would have been recorded had the non-accruing loans been current in accordance with their original terms.  No significant amount was included in interest income on these loans for this period.

See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Comparison of Financial Condition at December 31, 2014 and December 31, 2013 - Delinquencies and Nonperforming Assets for more information on our non-performing assets.

Other Loans of Concern.  In addition to the nonperforming assets set forth in the table above, as of December 31, 2014, there was also an aggregate of $13.7 million of loans with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply fully with present loan repayment terms and that may result in the future inclusion of those loans in the non‑performing asset categories.  These loans include all criticized and classified loans and certain other past due loans that are not in a non-performing loan category.  These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

At December 31, 2014, we had three other loans of concern of over $1.0 million totaling approximately $6.8 million.  The largest was a $2.4 million loan secured by a commercial building in Albany, Georgia.  The remaining loans of concern at December 31, 2014 consisted of a $2.4 million loan secured by a convenience store in Ocala, Florida and a $1.9 million loan secured by land in Ocala, Florida.

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

We regularly review the problem assets in our portfolio to determine whether any assets require classification in accordance with applicable regulations.  On the basis of management's review of our assets, at December 31, 2014, we had $17.4 million of our assets internally classified, of which $16.6 million consisted of loans and $862,000 of other real estate and repossessions.  All of these assets were classified as substandard.  We had no assets classified as doubtful or loss at December 31, 2014.  The total amount classified represented 10.9% of our equity capital and 1.0% of our assets at December 31, 2014.  All of our $6.1 million in nonaccruing loans at December 31, 2014, were included in our classified assets at that date, and the allowance for loan losses related to those nonaccruing loans at that date was $1.0 million, or 16.4% of the nonaccruing loan balance.

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

At December 31, 2014, our allowance for loan losses was $10.0 million, or 0.9% of the total loan portfolio, compared with a balance of $9.0 million, or 1.1% of total loans at December 31, 2013.   Total classified loans decreased by $4.0 million during the period to $16.6 million at December 31, 2014 from $20.6 million at December 31, 2013.  Nonaccrual loans decreased $3.3 million during the period to $6.1 million at December 31, 2014 compared with $9.4 million at December 31, 2013.  The decrease in nonaccrual loans from 2013 was primarily driven by improving trends in our loan portfolio.  Loans past due thirty days and still accruing increased by $804,000 to $1.8 million at December 31, 2014 compared with $1.0 million at December 31, 2013.  See Item 8 - Note 5 to the Consolidated Financial Statements for additional information about our loan portfolio.

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

	December 31,
	2014	2013	2012	2011	2010

	(Dollars in thousands)
Balance at beginning of period	$8,955	$9,061	$7,494	$8,101	$6,060

Charge-offs:
Residential real estate	(96)	(735)	(498)	(3,177)	(1,278)
Commercial real estate	(123)	(276)	(166)	(573)	(412)
Construction and land	(74)	-	(81)	(18)	(704)
Commercial and industrial	(59)	(810)	(208)	(330)	(804)
Consumer and other	(224)	(154)	(188)	(264)	(488)
	(576)	(1,975)	(1,141)	(4,362)	(3,686)

Recoveries:
Residential real estate	83	109	75	18	10
Commercial real estate	-	-	-	495	-
Construction and land	33	1	1	2	-
Commercial and industrial	1	16	35	-	-
Consumer and other	103	83	97	148	217
	220	209	208	663	227

Net charge-offs	(356)	(1,766)	(933)	(3,699)	(3,459)

Credit mark transfer in	-	-	-	197	-

Provision charged to operations	1,435	1,660	2,500	2,895	5,500

Balance at end of period	$10,034	$8,955	$9,061	$7,494	$8,101

Ratio of net charge-offs during
the period to average loans
outstanding during period	0.04%	0.28%	0.19%	0.91%	0.87%

Ratio of net charge-offs during
the period to
nonperforming assets	5.32%	15.74%	6.60%	31.90%	36.23%

Allowance as a percentage of
nonperforming loans	164.95%	94.91%	61.73%	106.40%	81.79%

Allowance as a percentage of
total loans (end of period)	1.26%	1.31%	1.55%	1.72%	2.04%

_____________________

(1)	Ratios are on an annualized basis and exclude loans accounted for under ASC 310-30.

The distribution of our allowance for losses on loans at the dates indicated is summarized as follows:

	December 31,
	2014		2013		2012		2011		2010
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
	Amount of	Category	Amount of	Category	Amount of	Category	Amount of	Category	Amount of	Category
	Loan Loss	to Total	Loan Loss	to Total	Loan Loss	to Total	Loan Loss	to Total	Loan Loss	to Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans

	(Dollars in thousands)

Residential real estate	$3,437	20.43%	$3,171	25.86%	$3,251	28.24%	$2,440	27.81%	$2,197	37.57%
Commercial real estate	2,158	31.95	2,080	37.89	2,744	37.92	1,878	30.80	1,721	32.46
Construction and land	1,532	7.51	1,229	6.29	978	4.98	1,270	4.78	1,977	5.85
Consumer and other	349	2.59	306	3.00	364	3.80	355	4.26	605	6.47
Commercial and industrial	2,558	11.20	2,169	12.66	1,724	12.49	1,551	9.84	1,601	12.55
Acquired non-credit impaired loans	-	14.42	-	-	-	-	-	-	-	-
Acquired credit impaired loans	-	11.90	-	14.30	-	12.57	-	22.51	-	5.10
Total	$10,034	100%	$8,955	100%	$9,061	100%	$7,494	100%	$8,101	100%

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

Our investment securities currently consist of mortgage-backed securities, federal agency securities, preferred stocks, state and local government securities, and corporate debt securities.   As a member of the Federal Home Loan Bank of Atlanta

("FHLB"), we hold $8.5 million of stock, the minimum amount of stock the FHLB allows based on our level of borrowings.  See Item 8 - Note 4 to the Consolidated Financial Statements for more information about our investments.

The following table sets forth the composition of our securities portfolio and other investments at the dates indicated.  Our securities portfolio at December 31, 2014, did not contain securities of any single issuer with an aggregate book value in excess of 10% of our equity capital, excluding those issued by the United States Government or GSEs.

	December 31,
	2014		2013		2012
	Carrying	% of	Carrying	% of	Carrying	% of
	Value	Total	Value	Total	Value	Total

	(Dollars in thousands)
Securities available for sale:
U. S. Government sponsored agencies (GSE) securities and U.S. Treasury Securities	$52,289	19.39%	$53,572	18.20%	$21,019	9.49%
Corporate debt securities	-	-	-	-	1,020	0.46
GSE residential mortgage-backed securities	161,571	59.91	189,269	64.31	157,497	71.13
State and municipal securities	55,818	20.70	50,814	17.27	41,573	18.78
Equity and other	-	-	644	0.22	297	0.14
	269,678	100.00%	294,299	100.00%	221,406	100.00%

Other earning assets:
Interest-bearing deposits with banks	6,135	41.49%	3,249	30.31%	15,393	64.06%
Federal funds sold	141	0.95	130	1.21	4,306	17.92
Federal Home Loan Bank stock	8,510	57.56	7,342	68.48	4,330	18.02
	$14,786	100.00%	$10,721	100.00%	$24,029	100.00%

The composition and maturities of the securities available for sale portfolio as of December 31, 2014 are indicated in the following table.  Yields on tax exempt obligations have been computed on a tax equivalent basis.  For further information on the ratings of these securities, see Item 8 - Note 4 to the Consolidated Financial Statements and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Estimates of Fair Value and - Comparison of Financial Condition at December 31, 2014 and December 31, 2013.

	Less than One Year		One to Five Years		Over Five to Ten Years		Over Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Fair
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Value

	(Dollars in Thousands)
Securities Available for Sale:
U. S. Government sponsored agencies (GSE) securities	$-	-%	$17,911	1.29%	$34,238	1.85%	$1,000	3.00%	$53,149	1.68%	$52,289
State and municipal	-	-	3,937	3.56	13,980	3.43	36,972	3.44	54,889	3.44	55,818
GSE mortgage-backed	-	-	6,762	3.17	38,383	2.93	118,055	2.80	163,200	2.85	161,571
Total investment securities	$-	-%	$28,610	2.05%	$86,601	2.59%	$156,027	2.95%	$271,238	2.74%	$269,678

Sources of Funds

General.  Our sources of funds are deposits, borrowings, payment of principal and interest on loans, interest earned on or maturation of other investment securities and funds provided from operations.

Deposits.  We offer a variety of deposit accounts to both consumers and businesses having a wide range of interest rates and terms.  Our deposits consist of savings and checking accounts, money market deposit accounts, NOW accounts, demand accounts, and certificates of deposit.  We solicit deposits primarily in our market areas and rely on competitive pricing policies, marketing and customer service to attract and retain these deposits.  In addition, we solicit brokered deposits when terms and rates are more favorable than those in the markets we serve.  At December 31, 2014, we had $108.0 million in brokered deposits, of which $93.9 million were Certificate of Deposit Account Registry Service® or CDARS® One Way Buy deposits, and $14.1 million were customer balances placed in the Reciprocal CDARS® product.

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

Under regulations of the Board of Governors of the Federal Reserve System (“FRB”), we are required to maintain noninterest-bearing reserves at specified levels against our transaction accounts, primarily checking and NOW accounts.  At December 31, 2014, we were in compliance with these federal requirements and, as a result, would have been deemed to be in compliance with a similar reserve requirement under Georgia law.

The following table sets forth our deposit flows during the periods indicated.

	Year Ended December 31,
	2014	2013	2012

	(Dollars in thousands)
Opening balance	$1,076,421	$869,554	$884,187
Net deposits and withdrawals	240,911	202,781	(19,049)
Interest credited	4,777	4,086	4,416

Ending balance	$1,322,109	$1,076,421	$869,554

Net increase/(decrease)	$245,688	$206,867	$(14,633)

Percent increase/(decrease)	22.82%	23.79%	(16.5)%

The following table indicates the amount of our certificates of deposit and other deposits by time remaining until maturity as of December 31, 2014.

	Maturity as of December 31, 2014
	Three Months	Over Three to Six	Over Six to Twelve	Over Twelve
	or Less	Months	Months	Months	Total

	(Dollars in thousands)
Time deposits of less than $100,000	$43,356	$41,195	$55,884	$80,524	$220,959
Time deposits of $100,000 or more	76,344	28,254	61,499	77,548	243,645
Total time deposits	$119,700	$69,449	$117,383	$158,072	$464,604

The following tables set forth the average dollar amount of deposits in the various types of non-interest bearing and interest-bearing deposit programs we offered during the periods indicated and the average rate paid on the interest-bearing accounts.

	For the twelve months ended December 31,
	2014		2013		2012

	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate

	(Dollars in thousands)
Non-interest bearing deposits	$172,024	N/A	$142,578	N/A	$96,077	N/A
Interest-bearing deposits:
Interest-bearing demand	$198,060	0.10%	$169,335	0.10%	$149,732	0.18%
Savings and money market accounts	424,855	0.30	365,637	0.30	316,222	0.34
Retail time deposits	292,450	0.96	270,291	0.92	262,703	1.27
Wholesale time deposits	105,891	0.55	83,511	0.44	36,630	0.49

Total interest-bearing deposits	$1,021,256	0.47%	$888,774	0.46%	$765,287	0.64%

The following table sets forth the dollar amount of deposits in the various types of deposit programs offered at the dates indicated.

	December 31,
	2014		2013		2012

		Percent		Percent		Percent
		of		of		of
	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Transaction and Savings Deposits:
Non-interest bearing demand	$217,869	16.48%	$148,254	13.77%	$116,272	13.37%
Interest bearing demand	202,451	15.31	173,038	16.08	144,954	16.67
Savings, money market and other	437,185	33.07	371,781	34.54	313,628	36.07
Total transaction, savings and other	857,505	64.86	693,073	64.39	574,854	66.11
Certificates:
0.00-1.99%	428,278	32.39	344,732	32.03	235,839	27.12

2.00-3.99%	35,292	2.67	37,056	3.44	51,628	5.94
4.00-5.99%	1,034	0.08	1,560	0.14	7,233	0.83
6.00% and over	-	-	-	-	-	-
Total certificates	464,604	35.14	383,348	35.61	294,700	33.89
Total deposits	$1,322,109	100.00%	$1,076,421	100.00%	$869,554	100.00%

The following table shows rate and maturity information for our certificates of deposit at December 31, 2014.

	0.00-	2.00-	4.00-	6.00%		Percent of
	1.99%	3.99%	5.99%	and over	Total	Total

	(Dollars in thousands)
Certificates maturing in
quarter ending:
March 31, 2015	$114,074	$4,687	$936	$-	$119,697	25.76%
June 30, 2015	63,927	5,522	-	-	69,449	14.95
September 30, 2015	50,365	4,801	-	-	55,166	11.87
December 31, 2015	56,904	5,312	-	-	62,216	13.39
March 31, 2016	33,972	4,741	-	-	38,713	8.33
June 30, 2016	16,931	5,348	-	-	22,279	4.80
September 30, 2016	14,219	2,865	-	-	17,084	3.68
December 31, 2016	15,941	-	-	-	15,941	3.43
March 31, 2017	9,540	1,329	-	-	10,869	2.34
June 30, 2017	9,673	-	-	-	9,673	2.08
September 30, 2017	7,506	324	-	-	7,830	1.69
December 31, 2017	10,001	-	-	-	10,001	2.15
Thereafter	25,220	363	99	-	25,682	5.53
Total	$428,273	$35,292	$1,035	$-	$464,600	100.00%

Percent of Total	92.18%	7.60%	0.22%	-%	100.00%

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

Advances from the FHLB require borrowing capacity supported by the pledging of certain loans or securities.  These advances may be made pursuant to several different credit programs, each of which has its own interest rate, range of maturities, and call features.  At December 31, 2014, we had $159.2 million in FHLB advances outstanding, including a $3.2 million fair value adjustment for advances acquired with the Frontier acquisition, and the ability to borrow an additional $44.2 million.

We have the ability to borrow from securities broker-dealers and customers by pledging investments.  These arrangements are known as securities sold under repurchase agreements.  These borrowings can be done on an overnight, short-term or long-term basis.  As of December 31, 2014, we had $30.1 million borrowed under long-term agreements with broker-dealers and $13.1 million borrowed under overnight agreements with customers.

We also have the ability to borrow up to $74.0 million from correspondent banks, pursuant to renewable lines of credit.  In addition, we also borrow from Chattahoochee Bank of Georgia on an overnight basis, depending on their liquidity needs.  At December 31, 2014, we had approximately $156,000 in federal funds purchased from that bank compared with $2.4 million at December 31, 2013.

We are authorized to borrow from the Federal Reserve Bank of Atlanta's “discount window" after we have exhausted other reasonable alternative sources of funds, including FHLB advances.

The following table sets forth the average and weighted average rate paid, period-end balance, maximum month-end balance and average balance of FHLB advances for the periods indicated.

	At or For the
	Year Ended December 31,
	2014	2013	2012

	(Dollars in thousands)
Maximum Balance:
FHLB advances	$202,000	$133,824	$60,000

Average Balance:
FHLB advances	$138,671	$96,132	$38,975

Average interest rate paid during the period	1.50%	2.06%	3.61%

End of Period Balance:
FHLB advances	$159,247	$131,394	$60,000

Weighted average interest rate of FHLB advances	1.25%	1.61%	2.58%

The following table sets forth the maximum month-end balance and average balance of federal funds purchased and securities sold under repurchase agreements for the periods indicated.

	At or For the
	Year Ended December 31,
	2014	2013	2012

	(Dollars in thousands)
Maximum Balance:
Federal funds purchased and securities
sold under repurchase agreements	$50,339	$37,648	$37,227

Average Balance:
Federal funds purchased and securities sold
under repurchase agreements	$38,485	34,527	33,528

Average interest rate paid during the period	3.49%	3.85%	3.98%

End of Period Balance:
Federal funds purchased and securities sold
under repurchase agreements	$43,339	$37,648	$33,219

Weighted average interest rate of Federal
funds purchased and securities sold under
repurchase agreements	4.34%	3.54%	3.97%

Subsidiary and Other Activities

We are engaged in the sale of securities and insurance products to customers through an agreement with a third-party broker-dealer.  During the years ended December 31, 2014 and 2013, we earned $2.4 million and $2.1 million, respectively, in gross fees and commissions from this activity.  This activity is conducted in accordance with applicable provisions of federal and state insurance and securities laws.

In 2008, we acquired 4.9% of the outstanding shares of Chattahoochee Bank of Georgia, a de novo bank in Gainesville, Georgia, for approximately $1.0 million.  This investment provides us with the opportunity to further expand in Northeast Georgia.  We also participate in loans generated by Chattahoochee Bank of Georgia that exceed its legal lending limits, allowing us to generate loan volume and exposure to the northeast Georgia market without incurring building and personnel costs.  O. Leonard Dorminey, our President and Chief Executive Officer, serves on the board of directors, executive committee and loan committee of Chattahoochee Bank of Georgia.  As of December 31, 2014, we had $7.7 million in loan participations and $156,000 in federal funds purchased from Chattahoochee Bank of Georgia.

Other than HeritageBank, we currently do not have any active subsidiaries.

Employees

At December 31, 2014, we had a total of 568 full-time equivalent employees.  Our employees are not represented by any collective bargaining group.  Management considers its employee relations to be good.

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

Georgia Regulation.  HeritageBank is subject to extensive regulation and supervision by the GDBF.  The GDBF regularly examines HeritageBank, often jointly with the FDIC.  As a Georgia savings bank, HeritageBank is required to have no more than 50% of its assets in commercial real estate and business loans.  HeritageBank is in compliance with this requirement.  Our lending and investment authority and other activities are governed by Georgia law and regulations and policies of the GDBF.  We are subject to a statutory lending limit for aggregate loans to one person or a group of persons combined because of certain common interests.  That limit is 15% of our statutory capital base, except for loans fully secured by good collateral or ample security, which includes real estate with an independent appraisal, in which case that limit is increased to 25%.  As of December 31, 2014, we are in compliance with the statutory lending limits.  Our statutory capital base consists of our stock, paid‑in‑capital and surplus, capital debt and appropriated retained earnings, which is that portion of our retained earnings designated by the board of directors as not available for dividends, reduced by intangible assets.  We have not appropriated any retained earnings.  Georgia law limits our ability to invest in real estate, including a limit on fixed assets of 60% of our statutory capital base, except for temporary grants of authority to exceed that limit granted by the GDBF.  We are in compliance with limitations on our fixed assets as of December 31, 2014.

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

HeritageBank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government.  The basic deposit insurance is $250,000 per each separately insured depositor, as defined in FDIC regulations.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by insured institutions.  Our deposit insurance premiums for the year ended December 31, 2014 were approximately $1.0 million.  Those premiums have increased in recent years in conjunction with our growth in total assets and will likely continue to increase in the future.  Also, if the Bank experiences financial distress or operates in an unsafe or unsound manner, these deposit premiums will increase based on the formula established by the FDIC.

In 2011, pursuant to the Dodd-Frank Act, the FDIC adopted new regulations that redefined the “assessment base” used for calculating deposit insurance assessments. Unlike the previous system, in which the assessment base was calculated by using an insured depository institution’s domestic deposits less a few allowable exclusions, the new assessment base is calculated using the average consolidated total assets of an insured depository institution less the average tangible equity (Tier 1 capital) of such institution. The FDIC continues to utilize a risk-based assessment system in which institutions will be subject to assessment rates ranging from 2.5 to 45 basis points, subject to adjustments for unsecured debt and, in certain cases, brokered deposits. The new rules eliminated adjustments for secured liabilities.

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

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2014 it averaged 0.62 cents per $100 of average total assets less average tangible equity. These assessments will continue until the debt matures between 2017 and 2019.

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

Under federal law, if HeritageBank fails the qualified thrift lender test, Heritage must obtain the approval of the FRB prior to continuing, directly or through other subsidiaries, any business activity other than those approved for multiple savings association holding companies or their subsidiaries.  In addition, within one year of such failure, Heritage must register as, and will become subject to, the restrictions applicable to bank holding companies.  The qualified thrift lender test requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis.  As an alternative, the savings institution may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code.  Under either test, such assets primarily consist of residential housing related loans and investments.  At December 31, 2014, HeritageBank met the test.

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

Limitations on Dividends and Other Capital Distributions

The ability of the Bank to pay dividends depends on its earnings and capital levels and may be limited by FDIC or GDBF directives or orders.  Unless it meets certain financial criteria, HeritageBank must obtain the prior written approval of the GDBF before paying any dividend to Heritage.  Those financial criteria are having: (1) classified assets of no more than 80% of Tier 1 capital plus an allowance for loan losses at the time of its last examination; (2) paid no more than 50% of last calendar year's net income in dividends in the current calendar year, and (3) a Tier 1 leverage capital ratio of at least 6%.  Georgia law prohibits HeritageBank from paying a dividend if its debt to equity ratio is 30% or more or if it is not meeting its capital requirement.   HeritageBank did not pay any dividend in 2014 and paid $3.7 million in dividends in 2013.

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

Net Operating Loss Carryforwards.  A financial institution may carryback net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  This provision applies to losses incurred in taxable years beginning after August 6, 1997.  At December 31, 2014, Heritage had $7.8 million of net operating loss carryforwards for federal income tax purposes which it acquired from Alarion Financial Services ("Alarion") on September 30, 2014.

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

State Taxation

Heritage and HeritageBank are subject to Georgia, Florida, and Alabama corporate income tax, which is assessed at the rate of 6% for Georgia and Florida and 6.5% for Alabama.  For this purpose, taxable income generally means federal taxable income subject to certain modifications provided for in Georgia, Florida, and Alabama law.  Heritage and HeritageBank also are subject to Georgia business occupation taxes computed on gross receipts after deducting exempt income and interest paid on deposits and other liabilities.  The tax rates assessed vary from one municipality to another.  The total occupation taxes expensed in 2014 were $492,000.

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

Key components of our strategy to grow the mortgage business include significantly growing our mortgage origination volume and selling loans directly to the GSEs.   Our agreements with investors to sell our loans generally contain covenants that require us to repurchase loans under certain circumstances, including some delinquencies, or to return premiums paid by those investors if the loans are paid off early.  If we are required to repurchase sold loans under these covenants, they may be deemed troubled loans, with the potential for charge-offs and/or loss provision changes, which could impact our earnings and asset quality ratios adversely.  During 2014, we originated $1.0 billion in mortgage loans held for sale and we hold a mortgage repurchase reserve of $111,000 at December 31, 2014 which may not be enough to satisfy any future losses associated with the repurchase of loans we originated.  Separately, we sold $643.5 million directly to the GSEs during 2014 which increases the risk of repurchase because we are held to a higher degree of internal quality assurance for underwriting compliance by the GSEs compared to other buyers of mortgage loans.  We did not incur any losses in conjunction with these agreements in 2014.  Our ability to sell loans on the secondary mortgage market is impacted by interest rate changes and investor demand or expected return.  If this market becomes less liquid, we may not be able to rely as much on loan sales to reduce our interest rate and credit risk.  In connection with the GSE sales, we are servicing such loans and at December 31, 2014 mortgage servicing rights (“MSRs”) of $5.7 million were recorded and could be subjected to impairment if prepayment speeds are faster than the anticipated speeds at the recording of the asset.

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

As of December 31, 2014, we held $50.7 million in non-covered FDIC-acquired assets and $57.9 million in covered FDIC-acquired assets at fair value, which includes a non-covered discount of $24.4 million and a covered discount of $31.4 million.  These assets are carried on our books at fair value, based on an estimate of future cash flows, which we review and evaluate quarterly.  We cannot assure that the asset discount will fully protect us from all future losses.

As of December 31, 2014, we held an FDIC loss-share receivable of $23.8 million associated with our loss-sharing agreements with the FDIC.  This receivable is periodically adjusted to reflect the present value of our expected losses reimbursed at 80% related to FDIC-assisted acquisitions covered under a loss-sharing agreement plus 80% of reimbursable expenses less recoveries.  The receivable is adjusted for improvements in cash flow by reducing the receivable through negative accretion.  Conversely, if losses are greater than anticipated, the receivable would be increased.  We cannot assure that the receivable will not incur a future impairment related to the actual reimbursement from the FDIC or improvement in the collected cash flows for the covered assets.  Additionally, loss-sharing agreements have limited terms.  Therefore, the FDIC will not reimburse us for any charge-offs or related losses that we experience after the term of each loss-sharing agreement expires.

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

As of December 31, 2014, residential real estate, including home equity loans and lines of credit, totaled $221.7 million, or 20.4%, of total loans excluding acquired credit impaired loans.  This type of lending is generally sensitive to regional and local economic conditions that may significantly affect the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict.  Although residential real estate values have stabilized in our local housing markets, if residential values begin to fall again we are exposed to increased losses if borrowers default on their loans.  Continued declines in both the volume of real estate sales and sales prices, coupled with high levels of unemployment, may result in higher loan delinquencies or problem assets, a decline in demand for our products and services or a decrease in our deposits.  These potential negative events may cause us to incur losses, which would adversely affect our capital and liquidity and could damage our financial condition and business operations.  These declines may have a greater impact on our earnings and capital than on the earnings and capital of financial institutions that have more diversified loan portfolios.

We are subject to credit risks in connection with the concentration of adjustable rate loans in our portfolio.

Adjustable rate loans totaled $188.2 million, or 17.3%, of our loan portfolio at December 31, 2014.  Borrowers with adjustable rate loans are exposed to increased monthly payments when the related interest rate adjusts upward under the terms of the loan to the rate computed in accordance with the applicable index and margin.  Any rise in prevailing market interest rates may result in increased payments for borrowers who have adjustable-rate loans, increasing the possibility of default.  Borrowers seeking to avoid these increased monthly payments by refinancing their loans may no longer be able to find available replacement loans at comparably lower interest rates.  In addition, declining housing prices may prevent refinancing or a sale of the home because borrowers may then have insufficient equity in their homes.  These events, alone or in combination, may contribute to higher delinquency rates and negatively impact our earnings.

If our nonperforming assets increase, our earnings will be negatively impacted.

At December 31, 2014, our nonperforming assets (which consist of non-accrual loans, loans 90 days or more delinquent, nonperforming troubled debt restructurings and foreclosed real estate assets) totaled $6.7 million.  Our nonperforming assets adversely affect our net income in various ways.  We do not record interest income on non-accrual loans or real estate owned.  We must reserve for estimated credit losses, which are established through a current period charge to the provision for loan losses, and from time to time, if appropriate, we must write down the value of properties in our other real estate owned portfolio to reflect changing market values.  Additionally, there are legal fees associated with the resolution of problem assets as well as carrying costs including taxes, insurance and maintenance related to our other real estate owned.  Further, the resolution of nonperforming assets requires the active involvement of management, potentially distracting them from the overall supervision of our operations and other income-producing activities.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions.  Management recognizes that significant new growth in loan portfolios, new loan products, and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner.  If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance.  Additions to our allowance decrease our net income.  Our allowance for loan losses, excluding acquired credit impaired loans, was 1.26% of gross loans, excluding acquired credit impaired loans, and 165.0% of non-performing loans at December 31, 2014, compared to 1.31% of gross loans, excluding acquired credit impaired loans, and 94.9% of nonperforming loans at December 31, 2013.

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

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings.  Fluctuations in market value may be caused by decreases in interest rates, lower market prices for securities and limited investor demand.  Our securities portfolio is evaluated for other-than-temporary impairment on at least a quarterly basis.  If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur.  Changes in interest rates can have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates.  We increase or decrease our stockholders’ equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes.  At December 31, 2014, the net unrealized loss on securities available for sale was $1.6 million compared to a net unrealized loss of $12.2 million at December 31, 2013.

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

Our asset/liability management strategies are designed to decrease our interest rate risk sensitivity.  One such strategy is increasing the amount of adjustable rate and/or short-term assets.  We offer adjustable rate loan products as a means to achieve this strategy.  The availability of lower rates on fixed-rate loans would generally create a decrease in borrower demand for adjustable rate assets.  Additionally, these adjustable-rate assets may prepay.  At December 31, 2014, 17.3% of our loan portfolio consisted of adjustable-rate loans, compared to 17.5% at December 31, 2013.

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

At December 31, 2014, we held $62.5 million of bank-owned life insurance (“BOLI”) on key employees and executives, with a cash surrender value of $24.9 million.  The policies are maintained to fund amounts owed under executive supplemental retirement plans.  The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes.  We continually monitor the financial strength of the various companies with whom we carry these policies.  However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value.  If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

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

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations.  Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles in the United States of America ("U.S. GAAP") and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations.  In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under a different alternative.   These accounting policies are critical to presenting our financial condition and results of operations.  They may require management to make difficult, subjective or complex judgments about matters that are uncertain.  Materially different amounts could be reported under different conditions or using different assumptions.

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

As of December 31, 2014, there were approximately 25,643 restricted shares and 71,147 stock options reserved for future awards under our two equity incentive plans.  These stock-based incentive plans may be funded either through open market purchases or from the issuance of authorized but unissued shares of Heritage common stock.  While our intention is to fund this plan through open market purchases, stockholders would experience approximately a 2.0% reduction in ownership interest in the event 96,790 newly issued shares of our common stock are issued upon exercise of stock options or issued as restricted stock under these plans.

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

Combining with Renasant may be more difficult, costly or time consuming than expected, and the anticipated benefits and cost savings of the Merger with Renasant may not be realized.

Heritage and Renasant have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on Renasant’s and our ability to successfully combine and integrate the businesses of Heritage and Renasant in a manner that permits growth opportunities and does not materially disrupt the existing customer relations or result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. If we experience difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected.

As with any Merger of financial institutions, there also may be business disruptions that cause Heritage and/or Renasant to lose customers or cause customers to remove their accounts from Heritage and/or Renasant and move their business to competing financial institutions. The loss of key employees could also adversely affect our ability to successfully conduct our business and have an adverse effect on our financial results. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Heritage and Renasant during this transition period and for an undetermined period after completion of the Merger on the combined company.

Additionally, the combined company may not be able to successfully achieve the level of cost savings, revenue enhancements and other synergies that it expects, and may not be able to capitalize upon the existing customer relationships of each party to the extent anticipated, or it may take longer, or be more difficult or expensive than expected, to achieve these goals. These circumstances could have an adverse effect on the Renasant's business, results of operation and stock price.

We are subject to business uncertainties and contractual restrictions while the Merger with Renasant is pending.

Uncertainty about the effect of the Merger with Renasant on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships with us. Retention of certain employees by us may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, our business could be negatively impacted.  In addition, the Merger Agreement generally requires Heritage to operate its business in the ordinary course of business consistent with past practice pending consummation of the Merger and also restricts us from taking certain actions with respect to our business and financial affairs without Renasant’s consent. Such restrictions will be in place until either the Merger is consummated or the Merger Agreement is terminated. For these and other reasons, the pendency of the Merger could adversely affect our business and results of operations.

If the Merger is not completed, our business may be adversely affected.

A termination of the Merger Agreement prior to the closing could have negative consequences for Heritage. For example, our business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, the market price of our common stock could decline to the extent that the current market prices reflect an assumption that the Merger will be completed. If the Merger Agreement is terminated, in certain circumstances involving consummation of a competing transaction, we may be required to pay Renasant a termination fee of $10,300,000 plus additional costs and expenses incurred by Acquiror in connection with this Agreement up to $750,000.  If the Merger Agreement is terminated, the termination fee we may be required to pay, if any, under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect our business or financial condition.

The Merger may distract our company’s management from its other responsibilities.

The Merger could cause the management of our company to focus its time and energies on matters related to the Merger that otherwise would be directed to its business and operations. Any such distraction on the part of our company’s management, if significant, could affect its ability to service existing business and develop new business and adversely affect the business and earnings of our company before the Merger, or the business and earnings of Renasant after the Merger.

A lawsuit has been filed against Heritage, members of our Board of Directors, and Renasant challenging the Merger. Any adverse judgment in such lawsuit may prevent the Merger from closing within the expected timeframe or at all.

Heritage, the members of our Board of Directors, HeritageBank, Renasant and RenasantBank have been named as defendants in a pending purported class action lawsuit brought by an individual Heritage stockholder challenging the Merger and seeking, among other things, to enjoin Heritage and Renasant stockholders from voting on to approve the Merger at their respective special meetings of stockholders and to otherwise enjoin the Merger.  One of the conditions to the completion of the Merger is that no law, judgment, order, writ, decree or injunction is in effect prohibiting, restricting or making illegal the consummation of the Merger. Consequently, if a settlement or other resolution is not reached in the current and potential lawsuits referenced here and the plaintiffs secure injunctive or other relief prohibiting, delaying, or otherwise adversely affecting the defendants’ ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Properties

At December 31, 2014, our corporate headquarters is located at 721 N. Westover Boulevard, Albany, Georgia.  In addition to our corporate headquarters, we had 36 banking locations, 21 mortgage offices, and five investment offices.  Three banking locations, 11 mortgage offices, and one investment office were leased.  A complete list of all branch and ATM locations can be found on the Heritage’s website at www.eheritagebank.com.  For more information on our fixed assets, see Item 8 - Note 14 to the Consolidated Financial Statements.

Item 3.   Legal Proceedings

On December 31, 2014, a putative stockholder class action lawsuit, Stein v. Heritage Financial Group, Inc. et al., was filed in the Circuit Court for Baltimore City, Maryland, Civil Division, against Heritage, the members of its board of directors, HeritageBank, Renasant and Renasant Bank. The complaint, which was amended on February 18, 2015, asserts that the Heritage directors breached their fiduciary duties and/or violated Maryland law in connection with the negotiation and approval of the Merger Agreement and that Heritage, HeritageBank, Renasant and Renasant Bank aided and abetted those alleged breaches of fiduciary duties.  Among other relief, the plaintiff seeks to enjoin Heritage and Renasant stockholders from voting on to approve the merger at their respective special meetings of stockholders and to otherwise enjoin the merger.

Other than the foregoing, the Company is not a party to any pending claims or lawsuits that management believes would have a material effect on the Company's financial condition or results of operations.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq Global Market under the symbol “HBOS.”  The shares began trading on November 30, 2010.  Prior to that date, the shares of common stock of the Predecessor also traded on that market under the same symbol.  As of December 31, 2014, the Company estimates that it had approximately 2,700 stockholders, including approximately 1,500 beneficial owners holding shares in nominee or “street” name.

The following table sets forth the high and low sales prices of the shares of common stock of the Company and cash dividends paid to public stockholders.

Dividends Paid
High	Low	Per Share

2014
Fourth quarter (10/01/2014 through 12/31/2014)	$26.11	$18.57	$0.07
Third quarter (07/01/2014 through 09/30/2014)	21.25	19.02	0.07
Second quarter (04/01/2014 through 06/30/2014)	20.91	17.27	0.07
First quarter (01/01/2014 through 03/31/2014)	20.44	18.10	0.07

2013
Fourth quarter (10/01/2013 through 12/31/2013)	$19.25	$17.01	$0.00
Third quarter (07/01/2013 through 09/30/2013)	19.90	14.65	0.00
Second quarter (04/01/2013 through 06/30/2013)	15.00	13.63	0.00
First quarter (01/01/2013 through 03/31/2013)	14.94	13.39	0.00

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

The Company has two equity incentive plans providing for the issuance of stock options, restricted stock, restricted share units and stock appreciation rights.  The first is a plan that originally was adopted by the Predecessor in May 2006 and became the Company’s plan in the second-step conversion, when awards and available shares under the plan were adjusted to reflect the 0.8377 exchange ratio.  In June 2011, the Company’s stockholders approved the second equity incentive plan, which reserved an additional 573,481 shares of common stock for the issuance of stock options, restricted stock, restricted share units and stock appreciation rights.  The following table includes certain information with respect to certain awards and remaining shares available for awards under these equity incentive plans as of December 31, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	561,113	$13.69	71,147
Equity compensation plans not approved by security holders	-	-	-
Total	561,113	$13.69	71,147

During the fourth quarter of 2014, the Company completed the repurchase of 37,438 shares authorized by the stock repurchase program announced in April 2014.  The Company has remaining authorization to repurchase up to 302,445 shares under the current program, which expires in April 2015 unless completed sooner or otherwise extended.

Information on the shares purchased during the fourth quarter of 2014 is as follows:

			Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number		as Part of	that may yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the
	Purchased	Paid Per Share	Plans or Programs	Plans or Programs
October 1-31, 2014	410	20.00	410	339,473
November 1-30, 2014	112	20.90	112	339,361
December 1-31, 2014	36,916	25.78	36,916	302,445
Total	37,438	$25.70	37,438	302,445

Item 6.  Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA OF

HERITAGE FINANCIAL GROUP, INC. AND ITS SUBSIDIARY

The summary financial information presented below is derived in part from the consolidated financial statements of Heritage and its subsidiary.  The information at December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013, and 2012 is derived in part from the audited consolidated financial statements of Heritage that are included in Item 8.  The information at December 31, 2010 and for the year ended December 31, 2010, is derived in part from audited consolidated financial statements that are not included in this Form 10-K.  However, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of the operations for the unaudited periods have been made.  The following information is only a summary, and you should read it in conjunction with Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Consolidated Financial Statements.

	December 31,
	2014	2013	2012	2011	2010

	(In thousands)
Selected Financial Condition Data:
Total assets	$1,705,615	$1,380,925	$1,097,506	$1,089,852	$755,436
Loans, net	1,075,439	789,798	660,943	553,126	410,896
Securities available for sale, at fair value:
U.S. government and agency securities and U.S Treasury Securities	52,289	53,572	21,019	45,737	89,032
Corporate debt securities	-	-	1,020	1,956	1,700
Mortgage-backed securities	161,571	189,269	157,497	162,963	128,143
State and municipal	55,818	50,814	41,573	48,204	19,160
Equity and other investments	-	644	297	157	342
Federal Home Loan Bank stock, at cost	8,510	7,342	4,330	4,067	3,703
Other equity securities, at cost	1,010	1,010	1,010	1,010	1,010
Deposits	1,322,109	1,076,421	869,554	884,187	534,243
Federal Home Loan Bank advances	159,247	131,394	60,000	35,000	62,500
Federal funds purchased and securities sold under repurchase agreements	43,339	37,648	33,219	35,049	32,421
Stockholders’ equity	160,018	125,063	120,649	124,136	119,340

	Year Ended December 31,
	2014	2013	2012	2011	2010

	(In thousands)
Selected Operations Data:
Total interest income	$71,412	$65,651	$54,738	$39,449	$28,439
Total interest expense	8,265	7,385	7,613	10,350	8,274
Net interest income	63,147	58,266	47,125	29,099	20,165
Provision for loan losses	1,569	1,735	5,930	2,800	5,500
Net interest income after provision for loan losses	61,578	56,531	41,195	26,204	14,665
Fees and service charges	10,565	9,518	8,305	7,719	6,177
Mortgage banking activities	21,861	10,509	4,768	2,377	-
Impairment loss on securities	-	-	-	(43)	-
Gain on sales of securities	956	85	2,838	684	294
Life insurance proceeds	-	-	-	32	916
Gain (loss) on acquisitions	-	4,188	(56)	4,217	2,722
Accretion of FDIC Loss Share Receivable	(10,426)	(9,293)	(4,325)	381	-
Other noninterest income	3,642	3,407	2,869	2,100	2,375
Total noninterest income	26,598	18,414	14,399	17,467	12,484
Total noninterest expense	77,354	58,951	46,252	38,746	26,049
Income before tax expense	10,822	15,994	9,342	4,925	1,099
Income tax expense (benefit)	3,254	4,679	2,585	1,100	(307)
Net income	$7,568	$11,315	$6,757	$3,825	$1,406

	Year Ended December 31,
	2014	2013	2012	2011	2010

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	0.50%	0.87%	0.63%	0.39%	0.22%
Return on average equity	5.46%	9.37%	5.42%	3.12%	2.09%
Dividend payout ratio	25.01%	0.00%	41.91%	25.80%	49.08%
Net interest spread	4.62%	5.17%	5.30%	3.58%	3.55%
Net interest margin	4.70%	5.24%	5.35%	3.62%	3.66%
Operating expense to average total assets(1)	5.09%	4.55%	4.32%	3.92%	4.04%
Average interest-earning assets to average interest-bearing liabilities	112.97%	109.91%	105.96%	103.63%	107.36%
Efficiency ratio	83.15%	76.44%	74.89%	83.21%	79.79%
Total loans to total deposits	82.10%	74.20%	77.05%	63.41%	78.43%

Asset Quality Ratios (excluding acquired credit impaired loans) (1) :
Nonperforming assets to total assets at end of period	0.39%	0.81%	1.58%	0.95%	1.80%
Nonperforming assets and troubled debt restructurings to total assets at end of period	0.72%	0.96%	1.58%	1.53%	2.67%
Nonperforming loans to total loans	0.76%	1.38%	2.51%	1.62%	2.49%
Nonperforming loans and troubled debt restructurings to total loans	1.46%	1.67%	2.51%	3.06%	4.14%
Allowance for loan losses to non-performing loans	165%	94.91%	61.73%	106.40%	81.79%
Allowance for loan losses to total loans	1.25%	1.31%	1.55%	1.72%	2.04%
Net charge offs to average loans outstanding(1)	0.04%	0.26%	0.19%	0.91%	0.87%

Capital Ratios:
Tangible equity to total assets at end of period	8.32%	8.75%	10.61%	10.95%	15.41%
Equity to total assets at end of period	9.38%	9.06%	10.99%	11.39%	15.80%
Average equity to average assets	9.12%	9.32%	12.63%	12.42%	10.46%

Common Share Data and Other Ratios:
Gross shares outstanding at year-end(3)	9,238,973	7,834,537	8,172,486	8,712,031	8,710,511
Less treasury stock(3)	-	-	-	-	-
Net shares outstanding at year-end(3)	9,238,973	7,834,537	8,172,486	8,712,031	8,710,511
Shares owned by Heritage, MHC(2) (3)	-	-	-	-	-
Public shares outstanding(3)	9,238,973	7,834,537	8,172,486	8,712,031	8,710,511
Unearned ESOP shares(3)	279,234	332,535	385,837	439,138	492,320

Book value per share(3)	$17.86	$16.67	$15.49	$15.01	$14.52
Tangible book value per share(3)	$15.83	$16.10	$14.95	$14.42	$14.17
Basic income (loss) per share(3)	$0.97	$1.52	$0.85	$0.47	$0.17
Diluted income (loss) per share(3)	$0.95	$1.50	$0.85	$0.47	$0.17

Cash dividends paid on public shares outstanding	$-	$-	$2,832,185	$986,434	$690,125
Cash dividends paid to Heritage MHC(2)	-	-	-	-	30,600
Cash dividends waived by Heritage MHC	-	-	-	-	2,802,195
Pro forma cash dividends that would have been paid without waiver(2)(3)	$-	$-	$2,832,185	$986,434	$3,522,920
Cash dividends per share (excluding shares held by Heritage
MHC)(2)(3)	$0.28	$0.00	$0.36	$0.12	$0.43
Pro forma cash dividends per share (on all outstanding shares
with no waiver by Heritage MHC) (3)	$0.28	$0.00	$0.36	$0.12	$0.08

Other Data:
Number of banking offices	36	27	20	22	16
Mortgage loan offices	21	14	13	11	1
Investment offices	5	4	4	3	1

_____________________

(1)	Acquired credit impaired loans are recorded in our assets at a discount from the contractual principal value. See Item 8 – Notes 6 and 12 to the Consolidated Financial Statements.
(2)	Effective November 30, 2010, Heritage MHC was eliminated in the second-step conversion, and all dividends declared from that date are paid to stockholders.
(3)	All prior year common share data and per share calculations have been adjusted to reflect the 0.8377 share exchange.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

General.  Heritage Financial Group, Inc. (“Heritage” or the “Company”) is a $1.7 billion holding company headquartered in Albany, Georgia.  Heritage primarily conducts commercial banking, retail banking and wealth management activities through its wholly owned subsidiary, HeritageBank of the South (“HeritageBank” or the “Bank”).  As of December 31, 2014, HeritageBank operated in Georgia, Florida and Alabama through 36 banking locations, 21 mortgage offices and five investment offices. HeritageBank provides credit based products, deposit accounts, corporate cash management, investment support and other services to commercial and retail clients.

On December 10, 2014, the Company and Renasant Corporation (“Renasant”) jointly announced the signing of a definitive merger agreement pursuant to which Renasant will acquire, in an all-stock merger, the Company and its wholly owned subsidiary HeritageBank of the South.  According to the terms of the merger agreement, which has been approved by the boards of directors of both companies, Heritage stockholders will receive 0.9266 shares of Renasant common stock for each share of Heritage common stock, and the merger is expected to qualify as a tax-free reorganization for Heritage stockholders.  Based on Renasant's 20-day average closing price of $29.14 per share as of December 9, 2014, the aggregate deal value is approximately $258 million or $27.00 per share.

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

During 2011, we completed two FDIC-assisted whole-bank acquisitions near Savannah, Georgia and in Statesboro, Georgia with combined loans of $247.2 million and deposits of $342.3 million.   In April 2012, we opened a commercial banking office in Macon, Georgia, and in June 2012, we completed the purchase of a single branch in Auburn, Alabama with $10.9 million in loans and $18.7 million in deposits.  In August 2012, we hired a new management team to operate our mortgage division which has led to significant growth in our mortgage business, particularly in the Atlanta, Georgia market.  In March 2013, we completed an FDIC-assisted whole-bank purchase of a bank based in LaGrange, Georgia with $98.0 million in loans and $211.6 million in deposits, which were primarily located in Alabama, and in November 2013, we opened a commercial and mortgage banking office in Columbus, Georgia.  During 2014, we opened mortgage offices in Colorado Springs, Greenwood Village, and Denver, Colorado, and in September 2014, we opened a second full service branch in Macon, Georgia.

In September 2014, we completed the merger of Alarion Financial Services, Inc. and its subsidiary Alarion Bank with and into Heritage Financial Group, Inc. and its subsidiary HeritageBank of the South, respectively.  Alarion was a six branch full service bank based in Ocala, Florida with $160.5 million in non-credit impaired loans, $38.7 million in credit impaired loans, $2.0 million in OREO, and $230.7 million in total deposits.  In January 2015, we completed the purchase of a single branch in Norcross, Georgia with $37 million in non-credit impaired loans and $107 million in deposits.

Critical Accounting Policies

We have established certain accounting and financial reporting policies to govern the application of U.S. GAAP in the preparation of our financial statements.  Our significant accounting policies are described in Item 8 - Notes to the Consolidated Financial Statements.  Certain accounting policies involve significant judgments and assumptions by management which has a material impact on the carrying value of certain assets and liabilities.  The judgments and assumptions used by management are based on historical experience and other factors that are believed to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions made by management, actual results could differ from the judgments and estimates adopted by management, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.  We believe the following accounting policies applied by us represent critical accounting policies.  For more information on our accounting policies, see Item 8 - Note 1 to the Consolidated Financial Statements.

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

FDIC Receivable for Loss-Share Agreements.  A significant portion of our acquired loan and other real estate assets are covered under loss-share agreements with the FDIC in which the FDIC has agreed to reimburse us 80% of all losses as well as certain expenses incurred in connection with those assets. We have estimated the amount that we will receive from the FDIC under the loss-share agreements that will result from losses incurred on the disposition of covered loans and other real estate assets, and the estimate is booked as a receivable from the FDIC. We discount the receivable for the expected timing and receipt of those cash flows using a risk free rate plus a premium for risk. The accretion of the FDIC receivable discount is recorded into noninterest income using the level yield method over the estimated life of the receivable.

The loss-share agreements also include a provision whereby if losses do not exceed a calculated threshold, we are obligated to compensate the FDIC. This is referred to as a clawback liability and, if applicable, is paid ten years after the date of the agreement. The formula for the clawback liability varies from transaction-to-transaction and will be calculated as provided in the individual loss-share agreements and will not be consolidated into one calculation.  The FDIC receivable for loss-share agreements is measured separately from the related covered assets because it is not contractually embedded in the assets and is not transferable if the assets are sold. We will review and update the fair value of the FDIC receivable at each reporting date in conjunction with the re-estimation of cash flows. The FDIC receivable will fluctuate as loss estimates and expected cash flows related to covered loans and other real estate owned change.

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

Servicing fee income, which is reported in mortgage banking activities on the Consolidated Statements of Income, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of approximately 0.25% and are recorded as income when earned.  The amortization of mortgage servicing rights is netted against loan servicing fee income and for the year ended December 31, 2014 the amortization was $290,000, and for years ended December 31, 2013 and 2012 we did not have any amortization of mortgage servicing rights.  For the year ended December 31, 2014, we collected $210,000 of net servicing fees, late fees or ancillary fees related to loan servicing, and for the years ended December 31, 2013 and 2012 we did not collect any fees related to loan servicing.

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

Recent Accounting Standards

For discussion of Recent Accounting Standards, please see Item 8 - Note 1 to the Consolidated Financial Statements.

Comparison of Financial Condition at December 31, 2014 and December 31, 2013

General.  Total assets increased by $324.7 million, or 23.5%, to $1.706 billion at December 31, 2014, from $1.381 billion at December 31, 2013.  Cash and due from banks decreased $5.7 million, or 16.4%, to $29.1 million at December 31, 2014 from $34.8 million at December 31, 2013.  Total interest-earning assets increased $315.4 million, or 26.1%, to $1.522 billion at December 31, 2014, from $1.207 billion at December 31, 2013.  The increase in interest-earning assets was driven by increases in loans of $286.7 million, loans held for sale of $50.4 million, and interest-bearing deposits in banks of $2.9 million offset by a decrease in securities available for sale of $24.6 million.    At the same time, interest-bearing deposits increased $176.1 million, other borrowings increased $27.9 million, and federal funds purchased and securities sold under repurchase agreements increased $5.7 million.  The growth in loans and deposits for 2014 was primarily driven by the Alarion acquisition, and the growth in loans held for sale was primarily driven by an increase in mortgage production during 2014.

Cash and Securities.    We decreased our liquidity position as a percentage of total assets as we used liquidity to fund loan growth.  Cash and securities (including bank deposits and federal funds sold) decreased in the aggregate $27.4 million, or 8.2%, to $305.1 million, or 17.9% of total assets, at December 31, 2014, from $332.5 million, or 24.1% of total assets, at December 31, 2013.

	December 31,		Amount	Percent
	2014	2013	Change	Change

	(Dollars in thousands)
Cash and due from banks	$29,107	$34,804	$(5,697)	(16.4)%
Interest-bearing deposits in banks	6,135	3,249	2,886	88.8
Federal funds sold	141	130	11	8.5
Securities available for sale, at fair value	269,678	294,299	(24,621)	(8.4)
Total	$305,061	$332,482	$(27,421)	(8.2)%

At December 31, 2014, our securities portfolio consisted of $52.3 million in GSE securities, $161.6 million in GSE residential mortgage-backed securities and $55.8 million in state and municipal securities.  We believe it is probable that we will be able to collect the amounts due under the contractual terms of the securities portfolio.  Therefore, we do not believe any securities experienced other than temporary impairment at December 31, 2014.  See Item 8 - Note 4 to the Consolidated Financial Statements for additional information.

We expect to maintain or slightly lower our excess liquidity balance on a percent of total assets basis in cash, funds due from banks, federal funds sold, and securities throughout 2015.  We believe that utilizing some of our excess liquidity to increase our loan portfolio continues to be a prudent strategy for us to maintain through 2015.

Loans.  Our loan portfolio increased $286.7 million, or 35.9%, to $1.085 billion at December 31, 2014, from $798.8 million at December 31, 2013.  Overall, the change in the loan portfolio was primarily driven by the Alarion acquisition, which added $156.5 million of acquired non-credit impaired loans and $36.8 million of acquired credit impaired non-covered loans, coupled with organic loan growth of $115.2 million, which is consistent with our strategy to grow loans organically and through acquisitions.  The growth in acquired credit impaired loans from the Alarion acquisition was offset in part with paydowns of $13.3 million for the remaining acquired credit impaired non-covered loans and $8.5 million for the acquired credit impaired covered loans.  We continue to emphasize commercial lending as noted with the growth in nonresidential and commercial and industrial loan categories coupled with growth in all other major loan categories for the year. We also continue to see more opportunities to take market share from the regional and community banks competing within our market footprint.  We continue to seek opportunities to grow our loan portfolio through organic growth, branch acquisitions, loan purchases, and whole bank acquisitions.

The following table reflects the changes in the types of loans in our portfolio at the end of 2014 as compared to the end of 2013.

Loans by Type as of

December 31,		Amount	Percentage
2014	2013	Change	Change

	(dollars in thousands)
Non-acquired loans:
Nonresidential	$289,822	$256,567	$33,255	13.0%
Multifamily	29,681	22,650	7,031	31.0
Farmland	27,370	23,420	3,950	16.9
Construction and land	81,547	50,167	31,380	62.6
Mortgage loans, 1-4 family	184,251	177,456	6,795	3.8
Home equity	37,465	29,147	8,318	28.5
Consumer and other	28,104	23,976	4,128	17.2
Commercial and industrial	121,553	101,161	20,392	20.2
	799,793	684,544	115,249	16.8

Acquired non-credit impaired loans	156,513	-	156,513	NM

Acquired credit impaired loans:
Non-covered loans	86,763	63,318	23,445	37.0
Covered loans	42,404	50,891	(8,487)	(16.7)
	129,167	114,209	14,958	13.1
Total loans	$1,085,473	$798,753	$286,720	35.9%

At December 31, 2014, we had $161.1 million in loans held for sale, which are mortgage loans generated to be sold to investors, as compared to $110.7 million at December 31, 2013.  The increase was driven by our continued focus on this line of business.  During 2014, we generated $1.0 billion in mortgage loan originations, and we anticipate this positive trend in mortgage loan originations held for sale to continue throughout 2015.  We typically hold these loans for less than ninety days and earn the stated rate on the note until they are purchased by the investor.  We currently have $18.9 million of mortgage loans held for sale that have been held longer than ninety days as of December 31, 2014, and we held a mortgage repurchase reserve, used in the event a loan is repurchased from an investor, of $111,000 as of December 31, 2014.  We do not anticipate difficulty in selling the loans we have held greater than ninety days to an investor in the foreseeable future.  We sold $643.5 million of mortgage loans to the U.S. GSEs during 2014 and, separately, recorded a gain of $5.7 million related to the mortgage servicing rights for those loans.  See Item 8 – Notes 1 and 9 Notes of the Consolidated Financial Statements for additional information.

Delinquencies and Nonperforming Assets.    As of December 31, 2014, our total loans delinquent for 30 to 89 days was $1.8 million, or 0.23% of total loans, excluding acquired loans, compared to $1.0 million, or 0.15% of total loans, excluding acquired loans, at December 31, 2013.  At December 31, 2014, our nonperforming assets, excluding acquired loans, totaled $6.7 million, or 0.39% of total assets, compared to $11.2 million, or 0.81% of total assets, at December 31, 2013. This $4.6 million, or 40.6%, decrease was primarily driven by a $2.4 million owner occupied, nonresidential loan secured by a convenience store and fast food restaurant that emerged from bankruptcy and was placed back on accrual status during the second quarter of 2014.  Included in nonaccruing loans at December 31, 2014 are troubled debt restructurings of $3.1 million, which involve forgiving a portion of interest or principal on loans or making loans at a rate materially below market. See Item 1 - Asset Quality - Delinquent Loans and - Classified Assets for additional information.

Our loan portfolio includes acquired credit impaired loans, which are generally recorded at a deep discount from the contractual principal value and accounted for under ASC 310-30.  These acquired credit impaired loans are excluded from the delinquent loan tables below.  See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Accounting for Acquired Assets and Item 8 – Note 6 to the Consolidated Financial Statements for additional information about acquired credit impaired loans.

The table below sets forth the amounts and categories of non-performing assets in our loan portfolio, excluding credit impaired loans and foreclosed assets acquired through acquisitions, at the dates indicated.

	Nonperforming Assets
	December 31,	December 31,	Amount	Percent
	2014	2013	Change	Change

	(Dollars in thousands)
Nonperforming loans	$6,084	$9,434	$(3,350)	(35.5)%
Foreclosed assets	577	1,789	(1,212)	(67.7)
Total nonperforming assets	$6,661	$11,223	$(4,562)	(40.6)%

Non-performing loans, excluding acquired loans, decreased to 0.76% of total loans, excluding acquired loans, at December 31, 2014 from 1.38% at December 31, 2013, primarily driven by the $2.4 million owner occupied, nonresidential loan secured by a convenience store and fast food restaurant that emerged from bankruptcy and was placed back on accrual status during the second quarter of 2014.  We believe the positive trend of non-performing loans, excluding FDIC-acquired loans, should continue to improve as a percentage of total loans, excluding FDIC-acquired loans, for 2015.

OREO, excluding acquired assets, was $577,000 at December 31, 2014 compared to $1.8 million at December 31, 2013.  We continue to aggressively confront credit quality issues in our loan portfolio.  OREO experienced a decrease primarily driven by sales and write downs for 2014 in excess of additions.  We believe the current value of each OREO property represents our estimated disposition value less estimated selling expenses based on current appraisals and market data.  All of these properties are being marketed actively for disposition.  As of December 31, 2014, we had gross proceeds on sales of OREO, excluding acquired assets, of $1.4 million and recorded a net gain of approximately $41,000 on those sales.  See Item 1 - Asset Quality - Delinquent Loans and - Classified Assets for additional information and Item 8 - Note 8 to the Consolidated Financial Statements for more information.

Our internally criticized (watch list) and classified assets, excluding acquired assets, totaled $25.6 million at December 31, 2014, compared to $22.7 million at December 31, 2013.  This includes loans with respect to which known information about the possible credit problems of the borrowers has caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.  These balances include the aforementioned non-performing loans, OREO, and repossessed assets.  These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

The table below sets forth the amounts of criticized and classified assets in our portfolio, excluding assets, at the dates indicated.

	December 31,	December 31,
	2014	2013

	(Dollars in thousands)
Total criticized assets	$25,575	$22,741
Total classified assets	17,449	19,582
Total criticized assets to total non-acquired loans	3.20%	3.32%
Total classified assets to total non-acquired loans	2.18%	2.86%

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

Allowance for Loan Losses.  Our allowance for loan losses at December 31, 2014 was $10.0 million and at December 31, 2013 was $8.9 million.  Excluding acquired loans, the allowance for loan losses to total loans was 1.25% at December 31, 2014 and 1.31% at December 31, 2013.  This decrease reflects improving credit trends in our loan portfolio, and we believe the improvement should continue into 2015.

The following table sets forth asset quality information, excluding acquired loans for the periods indicated:

	December 31,	December 31,
	2014	2013

	(dollars in thousands)
Allowance for loan losses to total non-acquired loans	1.25%	1.31%
Allowance for loan losses to average non-acquired loans	1.02%	1.33%
Allowance for loan losses to nonperforming loans	164.95%	94.91%
Accruing loans past due 30-89 days	$1,805	$1,001
Nonaccrual loans	6,084	9,434
Loans - 90 days past due & still accruing	-	-
Total nonperforming loans	6,084	9,434
OREO and repossessed assets	577	1,789
Total nonperforming assets	$6,661	$11,223
Nonperforming loans to total non-acquired loans	0.76%	1.38%

Nonperforming assets to total assets	0.39%	0.81%
Net charge-offs QTD to average non-acquired loans (annualized)	0.07%	0.10%
Net charge-offs QTD	$165	$160

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

Premises and Equipment. Premises and equipment increased $12.1 million, or 31.8%, at December 31, 2014 compared to December 31, 2013, primarily driven by the $11.2 million of premises and equipment acquired from Alarion and the purchase of a commercial building during the first quarter for $775,000 in Albany, Georgia, which is planned for general corporate expansion for our operations departments, offset in part by depreciation expense for premises and equipment.  Premises held for sale decreased $10,000, or 3.6%, at December 31, 2014 as compared to 2013 driven by an impairment charge for premises held for sale related to our former branch building in Guyton Georgia.  See Item 8 – Note 14 to the Consolidated Financial Statements for additional information.

Goodwill, Intangible Assets and Other Assets. Goodwill and intangible assets increased $13.9 million, or 327.4%, to $18.2 million at December 31, 2014 compared to $4.3 million at December 31, 2013.  The increase was driven by the Alarion acquisition which added $6.8 million in goodwill and $2.5 million in core deposit intangible coupled with growth in the MSRs of $5.9 million, partially offset by amortization expense of $879,000 related to core deposit intangibles and $290,000 of amortization expense related to the MSRs for the year ended December 31, 2014.  See Item 8 – Note 15 to the Consolidated Financial Statements for additional information.

Cash surrender value of bank owned life insurance (“BOLI”) increased $748,000 to $24.9 million at December 31, 2014 from $24.2 million at December 31, 2013, driven by the earnings of the BOLI policies for 2014.  Other assets increased $7.7 million to $29.1 million at December 31, 2014 compared to $21.4 million at December 31, 2013, primarily driven by the Alarion acquisition which added a net deferred tax asset of $8.0 million.  See Item 8 – Note 12 in the Consolidated Financial Statements for more information about the Alarion acquisition.

Deposits.  Total deposits increased $245.7 million, or 22.8%, to $1.322 billion at December 31, 2014 compared with $1.076 billion at December 31, 2013, primarily driven by the Alarion acquisition which added $230.7 million coupled with core deposit growth of $41.9 million offset in part by reductions in wholesale deposits of $6.5 million and time deposits of $20.4 million.

A summary of deposit accounts with the corresponding weighted average cost of funds is presented below (in thousands).

	As of December 31, 2014		As of December 31, 2013
		Wtd. Avg.		Wtd. Avg.
	Amount	Rate	Amount	Rate
Checking (noninterest)	$217,869	0.00%	$148,254	0.00%
NOW (interest)	202,034	0.09	173,038	0.11
Savings	110,225	0.10	86,635	0.16
Money Market	327,377	0.91	285,146	0.37
Certificates	464,604	0.37	383,348	0.89
Total	$1,322,109	0.43%	$1,076,421	0.44%

Borrowings and Other Liabilities.  The total amount of other borrowings increased $27.8 million to $159.2 million at December 31, 2014 from $131.4 million at December 31, 2013 driven by an increase of short-term FHLB borrowings of $28.9 million offset in part by the amortization of the fair market value rate adjustment for purchased FHLB borrowings reflected as a reduction to interest expense of $1.1 million.  The weighted average rate on these other borrowings was 1.50% for 2014 compared to 2.06% for 2013.  Federal funds purchased and securities sold under repurchase agreements increased $5.7 million to $43.3 million at December 31, 2014 compared to $37.6 million at December 31, 2013, primarily driven by the Alarion acquisition which added $3.2 million coupled with growth in the customer repurchase agreements of $4.7 million offset in part by a reduction in the federal funds purchased from Chattahoochee Bank of Georgia of $2.2 million.  See Item 8 – Notes 19 and 20 to the Consolidated Financial Statements for additional information.

Equity.  Total equity increased $34.9 million to $160.0 million at December 31, 2014 compared with $125.1 million at December 31, 2013, primarily driven by the Alarion acquisition which added $27.0 million in common equity as a result of the issuance of 1,336,414 shares in new common shares in order to close the acquisition and redeem the Alarion preferred stock. Total equity was also positively impacted by net income of $7.6 million, other comprehensive income of $1.3 million, the allocation of $1.0 million in ESOP shares, and stock-based compensation of $1.0 million, offset in part by cash dividend payments of $1.9 million and $1.0 million of common stock repurchases.

Accounting for Acquired Assets

General.  We perform ongoing assessments of the estimated cash flows of our acquired credit impaired loan portfolios accounted under ASC 310-30.  At December 31, 2014, the fair value of the acquired credit impaired loan portfolios consisted of $86.8 million in non-covered and $42.4 million in covered loans compared with $63.3 million in non-covered and $50.9 million in covered loans at December 31, 2013.  The principal balance of the acquired credit impaired loan portfolios totaled $179.1 million at December 31, 2014 compared with $177.8 million at December 31, 2013.  The increase was driven by the $38.7 million of non-covered credit impaired loans acquired from Alarion offset in part by portfolio paydowns and resolutions.

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

During 2014, the acquired credit impaired loans individually assessed experienced charge-offs of $134,000 related to inadequate discounts as a result of the re-estimation of cash flows for such loans compared to $75,000 for 2013.  See Item 8 - Note 6 to the Consolidated Financial Statements for additional information.

FDIC Loss-Share Receivable and Clawback Liability.  At December 31, 2014, the FDIC loss-share receivable associated with covered FDIC-acquired assets decreased $17.5 million to $23.8 million, or 30.2% of the principal balance of covered acquired credit impaired assets, compared to $41.3 million, or 37.8% of the principal balance of covered acquired credit impaired assets, at December 31, 2013. The principal balance of the covered acquired credit impaired assets totaled $79.0 million at December 31, 2014 compared with $109.2 million at December 31, 2013.  The reduction in the FDIC loss-share receivable for 2014 was primarily driven by $10.4 million of negative accretion, which resulted from the improvement in cash flows for the covered acquired credit impaired loan pools and was included in noninterest income, and $6.5 million of reimbursements received from the FDIC.

As of December 31, 2014, we have recorded an FDIC clawback liability of $3.5 million for all FDIC loss-share agreements compared to $1.9 million at December 31, 2013.  This increase in FDIC clawback liability was driven by an improvement in estimates of expected cash flows for the covered acquired credit impaired assets covered under loss-sharing agreements. See Item 8 - Note 7 to the Consolidated Financial Statements for additional information.

The following table presents the FDIC loss-share receivable and clawback liability in more detail for the periods indicated.

	December 31,	December 31,
	2014	2013

	(dollars in thousands)
FDIC loss-share receivable:
Single family estimated credit losses	$6,018	$8,995
Nonsingle family estimated credit losses	16,335	30,077
Pending reimbursements and other	1,484	2,234
Total	$23,837	$41,306
FDIC clawback liability	$3,522	$1,941
Total covered discount impacting FDIC loss-share receivable	22,354	39,071
FDIC receivable as % of gross balance of covered assets	30.2%	37.8%
Covered discount as % of FDIC loss-share receivable	93.8%	94.6%

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

	Year Ended December 31,
	2014			2013			2012

	(Dollars in Thousands)
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate

Interest-Earning Assets:
Loans	$1,025,844	$65,113	6.35%	$795,094	$59,907	7.53%	$608,722	$49,807	8.18%
Investment securities	303,146	6,731	2.22	283,782	6,020	2.12	240,198	5,186	2.16
Other short-term investments	24,869	89	0.36	41,576	164	0.39	38,782	137	0.35
Total interest-earning assets	1,353,859	71,933	5.31	1,120,452	66,091	5.90	887,702	55,130	6.21
Noninterest earning assets	166,623			175,168			183,373
Total assets	1,520,482			1,295,620			1,071,075
Interest-Bearing Liabilities:
Interest checking, money market, savings	622,915	$1,465	0.24%	534,972	1,261	0.24%	465,954	1,347	0.29%
Time deposits	398,341	3,377	0.85	353,802	2,818	0.80	299,333	3,528	1.18
Total interest-bearing deposits	1,021,256	4,842	0.47	888,774	4,079	0.46	765,287	4,875	0.64
Federal funds purchased and securities
sold under repurchase agreements	38,485	1,343	3.49	34,527	1,331	3.85	33,528	1,333	3.98
Other borrowings	138,671	2,077	1.50	96,132	1,976	2.06	38,975	1,406	3.61
Total interest bearing liabilities	1,198,412	8,262	0.69	1,019,433	7,386	0.72	837,790	7,614	0.91
Noninterest Bearing Liabilities:
Demand deposits	172,024			142,578			96,077
Other liabilities	11,319			12,852			12,615
Total noninterest bearing liabilities	183,343			155,430			108,692
Total liabilities	1,381,755			1,174,863			946,482
Stockholder’s equity	138,727			120,757			124,593
Total liabilities and stockholder’s equity	1,520,482			1,295,620			1,071,075
Net interest income		$63,671			$58,705			$47,516
Net interest rate spread			4.62%			5.17%			5.30%
Net earning assets	$155,447			$101,019			$49,912
Net interest margin			4.70%			5.24%			5.35%
Average interest-earning assets to average
interest-bearing liabilities	1.13X			1.1X			1.06X

Core net interest margin (non-GAAP):
Loans(1)(2)	$1,025,844	$65,113	6.35%	$795,094	$59,907	7.53%	$608,722	$49,807	8.18%
Acquired credit impaired loan discount adjustments(3)	55,096	16,720	30.35	73,647	20,722	28.14	86,382	15,709	18.19
Adjusted loans	1,080,940	48,393	4.48	868,741	39,185	4.51	695,104	34,098	4.91
Adjusted total interest-earning assets	1,408,955	55,213	3.92	1,194,099	45,369	3.80	974,084	39,421	4.05
Total interest bearing liabilities	$1,198,412	8,262	0.69	$1,019,433	7,386	0.72	837,790	7,614	0.91
Core net interest income		$46,951			$37,983			$31,807
Core net interest rate spread			3.23%			3.07%			3.14%
Core net interest margin			3.33%			3.18%			3.27%

_____________________

(1)	Average loan balances includes nonaccrual loans for the periods presented.
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

	Year Ended December 31,

	2014 vs. 2013

	Increase (Decrease)		Total

	Due to		Increase

	Volume	Rate	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans	$17,386	$(12,180)	$5,206
Investment securities	411	300	711
Other short-term investments	(66)	(9)	(75)
Total interest-earning assets	$17,731	$(11,889)	$5,842

Interest-bearing liabilities:
Interest checking, money market, savings	$207	$(3)	$204
Time deposits	355	204	559
Total interest-bearing deposits	562	201	763
Federal funds purchased and securities sold under repurchase agreements	153	(141)	12
Other borrowings	874	(773)	101
Total interest-bearing liabilities	$1,589	$(713)	$876
Increase in net interest income			$4,966

	Year Ended December 31,

	2013 vs. 2012

	Increase (Decrease)		Total

	Due to		Increase

	Volume	Rate	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans	$15,249	$(5,149)	$10,100
Investment securities	941	(107)	834
Other short-term investments	10	17	27
Total interest-earning assets	$16,200	$(5,239)	$10,961

Interest-bearing liabilities:
Interest checking, money market, savings	$200	$(286)	$(86)
Time deposits	642	(1,352)	(710)
Total interest-bearing deposits	842	(1,638)	(796)
Federal funds purchased and securities sold under repurchase agreements	40	(42)	(2)
Other borrowings	2,062	(1,492)	570
Total interest-bearing liabilities	$2,944	$(3,172)	$(228)
Increase in net interest income			$11,189

	Year Ended December 31,

	2012 vs. 2011

	Increase (Decrease)		Total

	Due to		Increase

	Volume	Rate	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans	$5,976	$10,106	$16,082
Investment securities	493	(723)	(230)
Other short-term investments	(156)	(15)	(171)
Total interest-earning assets	$6,313	$9,368	$15,681

Interest-bearing liabilities:
Interest checking, money market, savings	$315	$(2,153)	$(1,838)
Time deposits	247	(1,084)	(837)
Total interest-bearing deposits	562	(3,237)	(2,675)
Federal funds purchased and securities sold under repurchase agreements	(20)	37	17
Other borrowings	(238)	160	(78)
Total interest-bearing liabilities	$304	$(3,040)	$(2,736)
Increase in net interest income			$18,417

Comparison of Operating Results for the Year Ended December 31, 2014 and December 31, 2013

General.    During the year ended December 31, 2014, we recorded net income of $7.6 million compared to net income of $11.3 million for the year ended December 31, 2013.  Basic earnings per share for the year ended December 31, 2014 was $0.97 compared to basic earnings per share of $1.52 for the year ended December 31, 2013.  Diluted earnings per share for the year ended December 31, 2014 was $0.95 compared to diluted earnings per share of $1.50 for the year ended December 31, 2013.  The reduction in operating results for the year ended December 31, 2014 compared to the same period in 2013 was primarily driven by increases in salaries and employee benefits, acquisition-related expenses, and negative accretion of the FDIC loss-share receivable coupled with a one-time gain on acquisitions recorded in 2013, partially offset by improved revenue from mortgage banking activities, net interest income and gain on sales of securities.

Interest Income.  Total interest income for 2014 increased $5.8 million, or 8.8%, to $71.4 million compared to $65.7 million for 2013.  The increase was due to growth in average interest-earning assets for 2014 of $233.4 million, or 20.8%, compared to 2013 primarily driven by the Alarion acquisition in 2014 and the Frontier acquisition in 2013 coupled with organic loan growth.  The growth in volume of the average interest-earning assets was also benefited by the balance sheet structural shift from lower yielding investment securities to higher yielding loans as a percentage of interest-earning assets offset in part by a reduction in the yield on interest-earning assets of 59 basis points compared to 2013.

Interest income on loans, after adjusting for the impact of tax-exempt obligations, for 2014 increased $5.2 million to $65.1 million compared to $59.9 million for 2013.  The increase in interest income on loans was primarily the result of the Alarion acquisition in 2014 and the Frontier acquisition in 2013 coupled with organic loan growth experienced throughout our market footprint which helped increase our average loan portfolio balance for 2014 by $230.8 million as compared to 2013.  However, the increase in interest income was negatively impacted for 2014 by a decrease in the weighted average yield on loans of 118 basis points compared to 2013 driven by reduced accretion on acquired credit impaired loans compared to the prior year.

Interest income on investment securities, after adjusting for the impact of tax-exempt obligations, for 2014 increased $711,000 to $6.7 million compared to $6.0 million for 2013.  The improvement in interest income on investment securities was driven by growth in the average balance of investment securities for 2014 of $19.4 million compared to 2013 as excess liquidity was placed into investment securities.  Moreover, the weighted average yield on investments for 2014 improved ten basis points, which positively impacted the interest income on investment securities compared to 2013.    We anticipate the yield on our investment portfolio to improve during 2015 as we anticipate reducing the balance of our lower yielding investments as a percentage of our holdings.

Interest income on other short-term investments for 2014 declined $75,000 to $89,000 compared to $164,000 for 2013. The decline for 2014 was driven by a reduction in the average balance of other short-term investments of $16.7 million compared to the same period in 2013 as excess liquidity was used to fund organic loan growth.  Also, the average yield on other short-term investments declined for 2014 by three basis points compared to 2013.

Interest Expense.  Total interest expense for 2014 increased $880,000, or 11.9%, to $8.3 million compared to $7.4 million for 2013.  The increase in interest expense was primarily the result of growth in the average balance of interest-bearing liabilities for 2014 of $179.0 million compared to 2013.  The increase in the average balance of interest-bearing liabilities was in part offset by a decline in the weighted average cost of interest-bearing liabilities for 2014 of three basis points compared to 2013.  We anticipate the change in the cost of interest-bearing liabilities to be minimal for the remainder of 2015 unless market interest rates either increase or decrease significantly.

Interest expense on deposits for 2014 increased $768,000 to $4.8 million compared to $4.1 million for 2013.  The increase in interest expense on deposits for 2014 was driven by growth in average interest-bearing deposits of $132.5 million compared 2013 coupled with an increase in the weighted average cost on deposits of one basis point compared to 2013.

Interest expense on federal funds purchased and securities sold under repurchase remained relatively unchanged for 2014 at $1.3 million compared to 2013.  Interest expense on other borrowings, consisting of FHLB advances, for 2014 increased $101,000 to $2.1 million compared to $2.0 million for 2013.  The increase in the interest expense on other borrowings for 2014 was primarily driven by an increase in the average balance of other borrowings of $42.5 million compared to 2013 driven by our strategy to take advantage of historically low interest rates to fund loan growth.  However, the increase in interest expense for 2014 was offset in part by a significant reduction in the weighted average rate paid on these borrowings of 56 basis points compared to 2013.

Net Interest Income.    Net interest income for 2014 increased $4.8 million, or 8.4%, to $63.1 million compared to $58.3 million for 2013.  Net interest income for 2014, after adjusting for the impact of tax-exempt obligations, increased $5.0 million compared to 2013 primarily driven by an increase in the balance of interest-earning assets partially offset by a reduction in the yield on interest-earning assets and balance growth in interest-bearing liabilities.  The net interest spread for 2014 decreased 55 basis points and the net interest margin decreased 54 basis points compared to 2013.  We expect the reduction in the core loan yield to be less significant in 2015 as compared to 2014, and we also expect the loan accretion for acquired credit impaired loans to vary from quarter to quarter but should continue to positively impact the net interest margin.

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

Provision for Loan Losses.  During 2014, provision for loan losses expense decreased by $166,000 to $1.6 million compared to $1.7 million for 2013.  The decrease in provision expense for 2014 was driven by improving credit quality for our non-acquired loan portfolio as compared to 2013.  We include five years of historical losses in our allowance calculation for all periods.  The use of this timeframe has recently resulted in an overall increase in historical losses.  However, offsetting the upward trend in losses is a change in the portfolio mix where loan growth has occurred.  Specifically, positive growth occurred in nonresidential loans as a percentage of the loan portfolio, which carries a lower historical loss rate compared to other loan categories.  In addition, criticized and classified loans have decreased as a percentage of the overall loan portfolio.  The following table presents the provision for loan expense in more detail for the periods indicated.

	For the Year
	Ended December 31,
	2014	2013

	(Dollars in thousands)
Provision for loan losses – non-acquired and acquired non-credit impaired	$1,435	$1,660

Acquired credit impaired:
Non-covered	$44	$-
Covered	90	75
Provision for loan losses acquired credit impaired loans	$134	$75

Provision for loan losses	$1,569	$1,735

For further information on the loan portfolio and allowance for loan losses, see Item 8 – Notes 5 and 6 to the Consolidated Financial Statements.

Noninterest Income.  The following table presents a summary of noninterest income, excluding securities transactions, gain on acquisitions and accretion of the FDIC loss-share receivable, for the periods indicated.

	Year
	Ended December 31,
	2014	2013	$ Chg	% Chg

	(Dollars in thousands)
Service charges on deposit accounts	$6,187	$5,670	$517	9.1%
Bankcard services income	3,699	3,335	364	10.9
Other service charges, commissions and fees	679	490	189	38.6
Brokerage fees	2,436	2,138	298	13.9
Mortgage banking activities	21,861	10,532	11,329	107.6
Bank-owned life insurance	748	801	(53)	(6.6)
Other	458	468	(10)	(2.1)
Total noninterest income	$36,068	$23,434	$12,634	53.9%
Noninterest income as a percentage of
average assets (annualized)	2.37%	1.81%

The increase in mortgage banking activities was primarily driven by increased volume resulting in our focus of expanding our mortgage banking business compared to the prior year.  We anticipate this positive trend in mortgage banking activities should continue to grow throughout 2015.  The increase in service charges on deposit accounts was primarily driven by an increase in fees for services per account and an increase in overdraft fees primarily driven by our overall customer base increase.  The increase in bankcard services income was also primarily driven by growth in our overall customer base.

Noninterest Expense.    A summary of noninterest expense, excluding acquisition related expenses, loss on sales and write-downs of acquired OREO, foreclosed acquired asset expenses and FDIC loss-share clawback expense and impairment loss on premises held for sale is presented in the table below.

	Year
	Ended December 31,
	2014	2013	$ Chg	% Chg

	(Dollars in thousands)
Salaries and employee benefits	$44,831	$31,445	$13,386	42.6%
Equipment	4,459	3,621	838	23.1
Occupancy	4,512	3,737	775	20.7
Advertising and marketing	1,096	1,170	(74)	(6.3)
Legal and accounting	949	767	182	23.7
Consulting & other professional fees	943	649	294	45.3
Directors fees and retirement	649	630	19	3.0
Telecommunications	1,340	1,242	98	7.9
Supplies	536	523	13	2.5
Data processing fees	3,494	3,867	(373)	(9.6)
Loss on sales and write-downs of OREO	525	406	119	29.3
Foreclosed asset expenses	291	1,019	(728)	(71.4)
FDIC insurance and other regulatory fees	1,149	1,081	68	6.3
Deposit intangible expenses	879	809	70	8.7
Other operating	6,004	4,694	1,310	27.9
Total noninterest expenses	$71,657	$55,660	$15,997	28.7%
Noninterest expenses as a percentage of
average assets (annualized)	4.71%	4.30%

The increase in salaries and employee benefits was primarily due to the net hiring of 142 full-time equivalent employees (“FTEs”), a 33.3% increase from the prior year, primarily related to the hiring 106 FTEs for our mortgage banking expansion and an increase of 37 FTEs for our banking area offset by a reduction in our investments area of one FTE.  The increases in equipment, occupancy, consulting & other professional fees, and other operating expenses were primarily due to the mortgage banking expansion.

Income Tax Expense.  Income tax expense for 2014 decreased $1.4 million to $3.3 million compared to $4.7 million for 2013.  The effective tax rate for 2014 was 30.1% compared to 29.3% for 2013.  See Item 8 – Note 21 to the Consolidated Financial Statements for additional information.

Accounting for Acquired Assets

Noninterest Income. The negative accretion for the FDIC loss-share receivable for 2014 was $10.4 million compared to negative accretion of $9.3 million for 2013.  The increase in negative accretion was primarily driven by the improvement in the expected cash flows of the covered acquired credit impaired performing loan pools.  The negative accretion for the FDIC loss-share receivable is expected to decline as a percentage of noninterest income throughout 2015 but should still remain elevated as a large portion of our FDIC loss-share receivable will be cleared with negative accretion.

Noninterest Expense. Foreclosed acquired asset expenses for 2014 were $1.2 million compared to $1.4 million for 2013, and FDIC clawback expense for 2014 was $1.6 million compared to $1.2 million for 2013.  We anticipate the FDIC clawback expense to decline on a percentage of noninterest expense throughout 2015.  The gain on sales net of write-downs of acquired OREO for 2014 declined to $344,000 compared to $969,000 for 2013 primarily driven by our ability to sell acquired OREO closer to appraised value as compared to the previous year.

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

	For the Year
	Ended December 31,
	2013	2012

	(Dollars in thousands)
Provision for loan losses – non-acquired and acquired non-credit impaired	$1,660	$2,500

Acquired credit impaired:
Non-covered	$-	$12
Covered	75	3,418
Provision for loan losses acquired credit impaired loans	$75	$3,430

Provision for loan losses	$1,735	$5,930

Noninterest Income.  The following table presents a summary of noninterest income, excluding securities transactions and bargain purchase gains, for the periods indicated.

	Year
	Ended December 31,
	2013	2012	$ Chg	% Chg

	(Dollars in thousands)
Service charges on deposit accounts	$5,670	$4,748	$922	19.4%
Bankcard services income	3,335	3,231	104	3.2
Other service charges, commissions and fees	490	326	164	50.3
Brokerage fees	2,138	1,838	300	16.3
Mortgage banking activities	10,532	4,768	5,764	120.9
Bank-owned life insurance	801	771	30	3.9
Other	468	260	208	80.0
Total noninterest income	$23,434	$15,942	$7,492	47.0%
Noninterest income as a percentage of
average assets (annualized)	1.81%	1.49%

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

	Year
	Ended December 31,
	2013	2012	$ Chg	% Chg

	(Dollars in thousands)
Salaries and employee benefits	$31,445	$23,543	$7,902	33.6%
Equipment	3,621	2,700	921	34.1
Occupancy	3,737	2,932	805	27.5
Advertising and marketing	1,170	656	514	78.4
Legal and accounting	767	804	(37)	(4.6)
Consulting & other professional fees	649	515	134	26.0
Directors fees and retirement	630	713	(83)	(11.6)
Telecommunications	1,242	976	266	27.3
Supplies	523	562	(39)	(6.9)
Data processing fees	3,867	3,665	202	5.5
Loss (gain) on sales and write-downs of OREO	406	219	187	85.4
Foreclosed asset expenses	1,019	970	49	5.1
FDIC insurance and other regulatory fees	1,081	1,037	44	4.2
Deposit intangible expenses	809	781	28	3.6
Other operating	4,694	3,604	1,090	30.2
Total noninterest expenses	$55,660	$43,677	$11,983	27.4%
Noninterest expenses as a percentage of
average assets (annualized)	4.30%	4.08%

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

If we needed additional liquidity, we would likely turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our unpledged investment portfolio.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At December 31, 2014, HeritageBank had total federal funds credit lines with six correspondent banks of $74.0 million, with no outstanding advances.  The Bank also maintains a credit facility with the FHLB of $200.2 million with unused availability of $44.2 million and total outstanding advances, including fair value adjustments, of $159.2 million at December 31, 2014.

At December 31, 2014, total deposits increased $245.7 million, or 22.8%, to $1.322 billion compared to $1.076 billion at December 31, 2013, primarily driven by the deposits acquired from the Alarion acquisition of $230.7 million, core deposit growth of $41.9 million, which was offset in part by $20.4 million in time deposit runoff, and wholesale deposit runoff of $6.5 million.  Federal funds purchased and securities sold under agreements to repurchase increased $5.7 million to $43.3 million at December 31, 2014 compared to $37.6 million at December 31, 2013.  Also, other borrowings increased $27.8 million to $159.2 million at December 31, 2014 compared to $131.4 million at December 31, 2013.

The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Risk Management Committee with day to day responsibility delegated to the Asset/Liability Management Committee (“ALCO”) and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at December 31, 2014 were considered satisfactory.  At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds.  The Company is aware of no events or trends likely to result in a negative material change in liquidity.

The consolidated statements of cash flows for 2014 detail cash flows from operating, investing and financing activities.  For 2014, net cash used in operating and investing activities was $23.4 million and $12.8 million, respectively, offset in part by net cash provided by financing activities of $30.5 million in 2014 resulting in a net decrease in cash of $5.7 million as compared to 2013.

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

	December 31, 2014

	Less than	One through	Four through	After Five
	One Year	Three Years	Five Years	Years	Total

	(In thousands)
Contractual obligations:
FHLB advances	$79,000	$48,867	$20,717	$10,663	$159,247
Fed funds purchased and securities sold under repurchase agreement	13,339	15,000	15,000	-	43,339
Operating leases (premises)	1,403	2,539	2,235	2,454	8,631
Total advances and operating leases	$93,742	$66,406	$37,952	$13,117	$211,217
Off-balance sheet loan commitments:
Undisbursed portions of loans closed	$37,225	$18,485	$219	$1,348	$57,277
Commitments to originate loans	160,104	-	-	-	160,104
Unused lines of credit	99,637	20,462	4,794	19,697	144,590
Total loan commitments	296,966	38,947	5,013	21,045	361,971
Total contractual obligations and loan commitments	$390,708	$105,353	$42,965	$34,162	$573,188

Capital Resources

Heritage and HeritageBank are subject to minimum capital requirements imposed by the GDBF, FDIC and FRB.  Based on their capital levels at December 31, 2014, Heritage and HeritageBank exceeded these state and federal requirements.  Consistent with our goals to operate a sound and profitable organization, our policy is for HeritageBank to maintain a "well-capitalized" status under the capital categories of the FDIC.  Based on capital levels at December 31, 2014, HeritageBank was considered to be well-capitalized.

As reflected in the following table, Heritage and HeritageBank exceeded the minimum capital ratios at December 31, 2014:

					Minimum Required to
					Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Total Capital to Risk Weighted Assets
Consolidated	$163,545	13.0%	$100,972	8.0%	N/A
HeritageBank of the South	155,308	12.3%	100,626	8.0%	$125,782	10.0%

Tier I Capital to Risk Weighted Assets
Consolidated	153,400	12.2%	50,486	4.0%	N/A
HeritageBank of the South	145,163	11.5%	50,313	4.0%	75,469	6.0%

Tier I Capital to Average Total Assets
Consolidated	153,400	8.8%	69,471	4.0%	N/A
HeritageBank of the South	145,163	8.4%	69,279	4.0%	86,599	5.0%

As noted above in Item 1 – Business – Basel III, the final Basel III rules include new or increased risk-based capital requirements that will be phased in from 2015 to 2019.  The final rules also contain revisions to the prompt corrective action framework effective January 1, 2015.  Management believes, at December 31, 2014, that both Heritage and HeritageBank would meet all capital adequacy requirements under Basel III if such requirements, as they are expected to apply to Heritage and HeritageBank, were currently effective.

Impact of Inflation

The effects of price changes and inflation can vary substantially for most financial institutions.  While management believes that inflation affects the economic value of total assets, it believes that it is difficult to assess the overall impact.  Management believes this to be the case because generally neither the timing nor the magnitude of changes in the consumer price index coincides with changes in interest rates or asset values.  For example, the price of one or more of the components of the consumer price index may fluctuate considerably, influencing composite consumer price index, without having a corresponding effect on interest rates, asset values, or the cost of those goods and services normally purchased by us.  In years of high inflation and high interest rates, intermediate and long-term interest rates tend to increase, adversely impacting the market values of investment securities, mortgage loans and other long-term fixed rate loans, thus impacting our revenue from continuing operations.  In addition, higher short-term interest rates tend to increase the cost of funds.  In other years, the opposite may occur.

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

Asset and Liability Management and Market Risk

Our Risk When Interest Rates Change.    The rates of interest we earn on assets and pay on liabilities generally are established contractually for a specific period of time.  Market rates change over time.  Like other financial institutions, our results of operations are impacted by changes in interest rates and the interest rate sensitivity of our assets and liabilities.  The risk associated with changes in interest rates and our ability to adapt to these changes is known as interest rate risk and is our most significant market risk.

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

To manage the potential for adverse effects of material and prolonged increases in interest rates on our results of operations, we adopted asset and liability management policies to understand, measure, monitor, and control the risk.  These policies are designed to allow us to implement strategies to minimize the effects of interest rate changes to net income and capital position by properly matching the maturities and repricing terms of our interest earning assets and interest bearing liabilities.  These policies are implemented by the ALCO, which is composed of senior management members.  The ALCO establishes guidelines for and monitors the volume and mix of assets and funding sources, taking into account relative costs and spreads, interest rate sensitivity and liquidity requirements.  The objectives are to manage assets and funding sources to produce results that limit negative changes in net income and capital while supporting liquidity, capital adequacy, growth, risk and profitability goals.  Senior managers oversee the process on a daily basis.  The ALCO meets monthly to review, among other things, economic conditions and interest rate outlook, current and projected needs and capital position, anticipated changes in the volume and mix of assets and liabilities, interest rate risk exposure, liquidity position and net portfolio present value.  The ALCO also recommends strategy changes, as appropriate, based on their review.  In addition, it is responsible for reviewing and reporting the effects of the policy implementations and strategies to the board of directors on a quarterly basis.

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

The Risk Management Committee has oversight over the asset-liability management of the Company.  This committee regularly reviews interest rate risk by forecasting the impact of alternative interest rate environments on net interest income, net income and the market value of portfolio equity.  Market value of portfolio equity is a measurement of the value of the balance sheet at a fixed point in time.  It is summarized as the fair value of assets less the fair value of liabilities.  The Risk Management Committee reviews computations of the value of capital at current interest rates and at alternative interest rates.  The variance in the net portfolio value between current interest rate computations and alternative rate computations represents the potential impact on capital if rates were to change.

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

The Company uses simulation analysis to monitor changes in net interest income due to changes in market interest rates.  The simulation of rising, declining and flat interest rate scenarios allows management to monitor and adjust interest rate sensitivity in an effort to minimize the impact of market interest rate swings.  The impact on net interest income over a twelve-month period of an immediate change or "shock" of 100, 200, 300,  and 400 basis point increase or decrease in market rates is analyzed on a quarterly basis.  The Company also monitors regulatory required interest rate risk analysis, which simulates more dramatic changes to rates.

The Company’s strategy is to mitigate interest rate risk to the extent possible as part of the Company’s overall business strategy.  Based on our analysis of the Company’s overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk such as the cash flow hedge executed in 2012.  See Item 8 – Note 10 in the Consolidated Financial Statements.  These strategies aim to achieve neutrality to interest rate risk.  Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates.  As of December 31, 2014, a drop in interest rates would decrease our net interest income and an increase in rates would increase our net interest income, also known as being "asset sensitive."  The asset sensitivity position was in part driven by our overall balance sheet structure designed to take advantage of rising interest rates.  The Company plans to maintain our asset sensitivity position by focusing our efforts to extend liabilities and increase variable rate assets.  The Company feels the level of interest rate risk is at an acceptable level, and it is within our internal policy limits.

The ALCO monitors and analyzes interest rate risk.  This committee is comprised of members of senior management and meets on a monthly basis and reviews the simulations listed above, as well as other interest rate risk reports.

The following table sets forth the distribution of the repricing of our earning assets and interest-bearing liabilities as of December 31, 2014, the interest rate sensitivity gap (i.e., interest rate sensitive assets divided by interest rate sensitivity liabilities), the cumulative interest rate sensitivity gap ratio (i.e., interest rate sensitive assets divided by interest rate sensitive liabilities) and the cumulative sensitivity gap ratio. The table also sets forth the time periods in which earning assets and liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin since the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact reprice at different times within such period and at different rates.

	December 31, 2014
	Maturing or Repricing Within
	Zero to Three Months	Three Months to One Year	One to Five Years	Over Five Years	Total

	(Dollars in thousands)
Earning assets:
Short-term assets	$6,276	$-	$-	$-	$6,276
Investment securities	7,862	20,166	150,011	91,639	269,678
Loans held for sale	161,104	-	-	-	161,104
Loans	115,080	202,831	542,745	214,783	1,075,439
	290,322	222,997	692,756	306,422	1,512,497

Interest-bearing liabilities:
Interest-bearing demand deposits	(175,080)	-	-	-	(175,080)
Savings and money market	(464,587)	-	-	-	(464,587)
Time deposits	(120,173)	(186,343)	(158,057)	-	(464,573)
Federal funds purchased and securities sold under repurchase agreements	(43,339)	-	-	-	(43,339)
Other borrowings	(72,247)	(10,000)	(72,000)	(5,000)	(159,247)
	(875,426)	(196,343)	(230,057)	(5,000)	(1,306,826)

Interest rate sensitivity gap	$(585,104)	$26,654	$462,699	$301,422	$205,671
Cumulative interest rate sensitivity gap	$(585,104)	$(558,450)	$(95,751)	$205,671
Interest rate sensitivity gap ratio	0.33	1.14	3.01	61.28
Cumulative interest rate sensitivity gap ratio	0.33	0.48	0.93	1.16

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

Effect
Market	on Net
Rate	Interest
Change	Income
+400	18.4%
+300	13.9%
+200	10.6%
+100	6.1%
(100)	(8.1)%

Quarterly Financial Summary - Unaudited

The following table presents condensed information relating to quarterly periods presented.

	For the Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2014	2014	2014	2014	2013
	(dollars in thousands expect per share data)
Results of Operations:
Net interest income	$17,473	$15,929	$15,774	$13,971	$16,253
Provision for loan losses	285	640	474	170	232
Net interest income after provision for
loan losses	17,188	15,289	15,300	13,801	16,021
Total noninterest income	9,551	8,274	5,286	3,487	4,536
Total noninterest expense	23,165	20,597	18,116	15,476	15,706
Income before income taxes	3,574	2,966	2,470	1,812	4,851
Applicable income tax	1,080	1,007	698	469	1,446
Net income	$2,494	$1,959	$1,772	$1,343	$3,405
Per Share Data:
Weighted average shares – basic	8,826,740	7,485,528	7,436,717	7,422,044	7,407,722
Weighted average shares – diluted	9,057,258	7,676,233	7,607,501	7,581,775	7,530,606
Basic earnings per share	$0.28	$0.26	$0.24	$0.18	$0.46
Diluted earnings per share	0.28	0.26	0.23	0.18	0.45

Item 8.  Financial Statements and Supplementary Data

See page 72 for our unaudited quarterly results of operations and the pages beginning with F-1 for our audited consolidated financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) under the Securities Exchange Act (the “Exchange Act”)) as of December 31, 2014 was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management preceding the filing date of this annual report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective in ensuring that the information required to disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including its Chief Executive Officer and Chief Financial Officer) in a timely manner; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b)Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Heritage is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles accepted in the United States of America ("U.S. GAAP").

The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of  records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making the assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the

Treadway Commission (COSO) in 2013 Internal Control-Integrated Framework.  Based on this assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

The Company’s independent registered public accounting firm has issued an audit report on Heritage’s internal control over financial reporting.  This report can be found in Item 8 – Report of Independent Registered Public Accounting Firm.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information under the captions “Nominees and Directors,” “Business Experience and Qualifications of Directors,” “Executive Officers of the Company Who Are Not Directors,” “Board Meetings, Independence, Ethics and Other Matters,” “Board Leadership Structure and Risk Oversight,” “Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 14, 2015, a copy of which will be filed not later than 120 days after the close of the 2014 fiscal year.

Item 11.  Executive Compensation

Item 11.  Executive Compensation

The information under the captions “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” (including “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested During Fiscal Year,” “2012 Non-Qualified Deferred Compensation,” “Pension Benefits” and “Potential Payments Upon Termination or Change in Control”) is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 14, 2015, a copy of which will be filed not later than 120 days after the close of the 2014 fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Stock Ownership of Significant Stockholders, Directors and Executive Officers” and “Outstanding Equity Awards at Fiscal Year-End” is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 14, 2015, a copy of which will be filed not later than 120 days after the close of the 2014 fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information under the captions “Business Relationships and Transactions with Executive Officers, Directors and Related Persons” and “Board Meetings, Independence, Ethics and Other Matters” is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 14, 2015, a copy of which will be filed not later than 120 days after the close of the 2014 fiscal year.

Item 14.  Principal Accounting Fees and Services

The information under the captions “Audit Committee Report,” “Pre-Approval of Audit and Non-Audit Services” and “Payment of Audit Fees” is incorporated herein by reference from the definitive proxy statement for the annual meeting of stockholders to be held May 14, 2015, a copy of which will be filed not later than 120 days after the close of the 2014 fiscal year.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) List of Financial Statements

The following are contained in Item 8 of this Form 10-K:

(a)(2) List of Financial Statement Schedules:

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable.

(a)(3) List of Exhibits:

Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

2.1	Plan of Conversion and Reorganization of Heritage MHC.	a
2.2	Form of Agreement and Plan of Merger by and among Heritage Financial Group, Heritage MHC and Heritage Financial Group, Inc.	a
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

h
2.6	Purchase and Assumption Agreement dated February 23, 2010, between HeritageBank of the South and The Park Avenue Bank.	e
2.7	Purchase and Assumption Agreement dated April 6, 2012, between HeritageBank of the South and AB&T National Bank.	l
2.8	Purchase and Assumption Agreement dated as of March 8, 2013 by and among the FDIC, receiver of Frontier Bank, LaGrange, Georgia; HeritageBank of the South; and the FDIC in its corporate capacity.	n
2.9	Agreement and Plan of Merger, dated April 21, 2014, by and between Heritage Financial Group, Inc. and Alarion Financial Services, Inc.	o
2.10	Branch Sale Agreement dated October 7, 2014, between HeritageBank of the South and The PrivateBank and Trust Company.	p
2.11	Agreement and Plan of Merger, dated December 10, 2014, by and between Renasant Corporation and Heritage Financial Group, Inc.	s
3.1	Articles of Incorporation of Heritage Financial Group, Inc.	a
3.2	Bylaws of Heritage Financial Group, Inc.	a
3.3	Articles Supplementary to the Articles of Incorporation	q
4	Form of Heritage Financial Group, Inc. Common Stock Certificate	a
10.1	Employment Agreement between O. Leonard Dorminey and HeritageBank*	b
10.2	Employment Agreement between O. Leonard Dorminey and Heritage Financial Group*	b
10.3	Employment Agreement between Carol W. Slappey and HeritageBank*	b
10.4	Deferred Compensation and Excess/Matching Contribution Plans*	b
10.5	Supplemental Executive Retirement Plan.*	b
10.6	Directors’ Retirement Plan.*	b
10.7	Employee Stock Ownership Plan.*	b

10.8	Heritage Financial Group 2006 Equity Incentive Plan.*	c
10.9	Awards made to directors and executive officers under the Heritage Financial Group 2006 Equity Incentive Plan on July 1, 2006 and the forms and agreement in Exhibit 10.10.*	c
10.10

Forms of agreements for stock options (including incentive stock options), stock appreciation rights, restricted stock and restricted share units under the Heritage Financial Group 2006 Equity Incentive Plan.*

c
10.11	Employment Agreement between T. Heath Fountain and HeritageBank.*	f
10.12	Employment Agreement between O. Mitchell Smith and HeritageBank.*	f
10.13	Employment Agreement between David Durland and HeritageBank.*	i
10.14	Heritage Financial Group, Inc. 2011 Equity Incentive Plan.*	m
10.15	Awards made to directors and executive officers under the Heritage Financial Group, Inc. 2011 Equity Incentive Plan on July 1, 2011 and the forms and agreement in Exhibit 10.16.*	j
10.16

Forms of agreements for stock options (including incentive stock options), stock appreciation rights, restricted stock and restricted share units under the Heritage Financial Group, Inc. 2011 Equity Incentive Plan.*

j
10.17	Employment agreement between Brian D. Schmitt and HeritageBank of the South.	r
12.1	Ratio of Earnings to Fixed Charges.	12.1
14	Code of Business Conduct and Ethics.	k
21	Subsidiaries of the Company.	k
23	Consent of Accountants.	23
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer.	31.1
31.2	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer.	31.2
32	Section 1350 Certifications.	32
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_________________

a	Filed as an exhibit to the Heritage Financial Group, Inc. Registration Statement on Form S-1 (File No. 333-123581) filed on June 22, 2010.
b	Filed as an exhibit to the Registration Statement of Heritage Financial Group (the Predecessor) on Form SB-2 (File No. 333-123581) filed on March 25, 2005.
c	Included as Exhibit 10.11 to the Form 10-KSB for the year ended December 31, 2006, filed by Heritage Financial Group (the Predecessor) with the SEC on March 27, 2007.
d	Included as an exhibit to the Form 8-K filed by Heritage Financial Group (the Predecessor) with the SEC on December 8, 2009.
e	Included as an exhibit to the Form 8-K filed by Heritage Financial Group (the Predecessor) with the SEC on February 25, 2010.
f	Filed as an exhibit to Pre-Effective Amendment No. 1 to the Heritage Financial Group, Inc. Registration Statement on Form S-1 (File No. 333-123581) filed on August 9, 2010.
g	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on February 24, 2011.
h	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on August 22, 2011.
i	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on April 21, 2011.
j	Included as an exhibit to the Form 10-Q filed by Heritage Financial Group, Inc. with the SEC on August 15, 2011.
k	Included as an exhibit to the Form 10-K filed by Heritage Financial Group, Inc. with the SEC on March 31, 2011.
l	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on April 11, 2012.
m	Included as an exhibit to the Registration Statement on Form S-8 (File No. 333-175154).
n	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on March 12, 2013.
o	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on April 22, 2014.
p	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on October 8, 2014.
q	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on October 2, 2014.
r	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on October 16, 2014.
s	Included as an exhibit to the Form 8-K filed by Heritage Financial Group, Inc. with the SEC on December 15, 2014.
*	Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HERITAGE FINANCIAL GROUP, INC.
Date: March 13, 2015	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey, President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 13, 2015	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	March 13, 2015	/s/ Antone D. Lehr
Antone D. Lehr, Chairman of the Board

Date:	March 13, 2015	/s/ Joseph C. Burger
Joseph C. Burger, Vice Chairman of the Board

Date:	March 13, 2015	/s/ Douglas J. McGinley
Douglas J. McGinley, Director

Date:	March 13, 2015	/s/ Carol W. Slappey
Carol W. Slappey, Director

Date:	March 13, 2015	/s/ J. Keith Land
J. Keith Land, Director

Date:	March 13, 2015	/s/ J. Lee Stanley
J. Lee Stanley, Director

Date:	March 13, 2015	/s/ T. Heath Fountain
T. Heath Fountain, Executive Vice President
Chief Administrative Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Heritage Financial Group, Inc.

    and Subsidiary

Albany, Georgia

We have audited the accompanying consolidated balance sheets of Heritage Financial Group, Inc. and Subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Heritage Financial Group, Inc. and Subsidiary as of December 31, 2014 and 2013, and the results of their income and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting

/s/ Mauldin & Jenkins, LLC

Albany, Georgia

March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Heritage Financial Group, Inc.

    and Subsidiary

Albany, Georgia

We have audited the internal control over financial reporting of Heritage Financial Group, Inc. and subsidiary (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 13, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ Mauldin & Jenkins, LLC

Albany, Georgia

March 13, 2015

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	December 31,	December 31,
	2014	2013
Assets
Cash and due from banks	$29,107	$34,804
Interest-bearing deposits in banks	6,135	3,249
Federal funds sold	141	130
Total cash and cash equivalents	35,383	38,183
Securities available for sale, at fair value	269,678	294,299
Federal Home Loan Bank stock, at cost	8,510	7,342
Other equity securities, at cost	1,010	1,010
Loans held for sale	161,104	110,669
Loans:
Non-acquired loans	799,793	684,544
Acquired non-credit impaired loans	156,513	-
Acquired credit impaired loans non-covered	86,763	63,318
Acquired credit impaired loans covered	42,404	50,891
Less allowance for loan losses	10,034	8,955
Loans, net	1,075,439	789,798
Non-acquired other real estate owned	577	1,789
Acquired non-covered other real estate owned	2,721	1,693
Acquired covered other real estate owned	5,107	7,053
Total other real estate owned	8,405	10,535
FDIC loss-share receivable	23,837	41,306
Premises and equipment, net	50,041	37,978
Goodwill and intangible assets, net	18,177	4,253
Cash surrender value of bank owned life insurance	24,931	24,183
Other assets	29,100	21,369
	$1,705,615	$1,380,925
Liabilities and Stockholders' Equity
Noninterest bearing deposits	$217,869	148,253
Interest bearing deposits	1,104,240	928,168
Total deposits	1,322,109	1,076,421
Federal funds purchased and securities sold under repurchase agreements	43,339	37,648
Other borrowings	159,247	131,394
Other liabilities	20,902	10,399
Total liabilities	1,545,597	1,255,862
Commitments and Contingencies (Note 22)
Stockholders' equity
Preferred stock, par value; $0.01; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, par value $0.01; 45,000,000 shares authorized;
9,238,973 and 7,834,537 shares issued and outstanding, respectively	92	78
Capital surplus	105,965	78,566
Retained earnings	63,289	57,614
Accumulated other comprehensive loss, net of tax benefit of $4,333 and $5,175, respectively	(6,500)	(7,762)
Unearned employee stock ownership plan (ESOP) shares, 279,234 and 332,535 shares, respectively	(2,828)	(3,433)
Total stockholders' equity	160,018	125,063
	$1,705,615	$1,380,925

See Notes to Consolidated Financial Statements

HERITAGE FINANCIAL GROUP, INC AND SUBSIDIARY

Consolidated Statements of Income

For the Years Ended December 31, 2014, 2013 and 2012

(Dollars in Thousands except per share data)

	Years Ended December 31,
	2014	2013	2012
Interest income
Interest and fees on loans	$59,353	$58,433	$48,831
Interest on loans held for sale	5,743	1,459	967
Interest on taxable securities	4,744	4,347	3,681
Interest on nontaxable securities	1,483	1,248	1,123
Interest on federal funds sold	6	9	30
Interest on deposits in other banks	83	155	106
	71,412	65,651	54,738
Interest expense
Interest on deposits	4,845	4,077	4,874
Interest on other borrowings	3,420	3,308	2,739
	8,265	7,385	7,613
Net interest income	63,147	58,266	47,125
Provision for loan losses	1,569	1,735	5,930
Net interest income after provision	61,578	56,531	41,195
Noninterest income
Service charges on deposit accounts	6,187	5,670	4,748
Bankcard services income	3,699	3,335	3,231
Other service charges, commissions and fees	679	490	326
Brokerage fees	2,436	2,138	1,838
Mortgage banking activities	21,861	10,532	4,768
Bank-owned life insurance	748	801	771
Gain on sales of securities	956	85	2,838
Gain on acquisitions	-	4,188	(56)
Accretion of FDIC loss share receivable	(10,426)	(9,293)	(4,325)
Other	458	468	260
	26,598	18,414	14,399
Noninterest expense
Salaries and employee benefits	44,831	31,445	23,543
Equipment and occupancy	8,971	7,358	5,632
Advertising and marketing	1,096	1,170	656
Professional fees	1,892	1,416	1,319
Information services expenses	4,834	5,109	4,641
Net loss on sales and write-downs of
other real estate owned	525	406	219
Net gain on sales and write-downs of
acquired other real estate owned	(344)	(969)	(313)
Foreclosed asset expenses	291	1,019	970
Foreclosed acquired asset expenses	1,166	1,373	1,767
FDIC insurance and other regulatory fees	1,149	1,081	1,037
Impairment loss on assets held for sale	172	328	-
Acquisition related expenses	3,122	1,322	418
Deposit intangible expenses	879	809	781
FDIC loss-share clawback expenses	1,581	1,237	703
Other operating expenses	7,189	5,847	4,879
	77,354	58,951	46,252
Income before income taxes	10,822	15,994	9,342
Applicable income tax	3,254	4,679	2,585
Net income	$7,568	$11,315	$6,757
Earnings per common share:
Basic earnings per share	$0.97	$1.52	$0.85
Diluted earnings per share	$0.95	$1.50	$0.85
Weighted average-common shares outstanding:
Basic	7,795,764	7,421,348	7,969,104
Diluted	7,985,549	7,528,246	7,970,903

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP, INC AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

For the Years Ended December 31, 2014, 2013 and 2012

(Dollars in Thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$7,568	$11,315	$6,757
Other comprehensive income (loss):
Accretion of realized gain on terminated cash flow hedge, net of tax benefit of $-, $-, and $65	-	-	(98)
Unrealized (losses) gains on cash flow hedge, net of tax expense (benefit) of $2,008, $1,804 and ($863)	(3,013)	2,705	(1,295)
Unrealized holding (losses) gains on securities arising during the period, net of tax (benefit) expense of $4,629, ($5,667) and $1,514	6,945	(8,500)	1,514
Reclassification adjustment for securities gains included in net income, net of tax benefit of $383, $34 and $1,135	(574)	(51)	(1,703)
Adjustment to recognize funded status of pension plan, net of tax expense of $1,397, $1,288 and $127	(2,096)	1,933	(191)
Total other comprehensive income (loss)	1,262	(3,913)	(1,773)
Comprehensive income	$8,830	$7,402	$4,984

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2014, 2013 and 2012

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
Tax expense from stock-
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

(Continued)

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

(Dollars in Thousands, except per share data)

						Accumulated

						Other

						Compre-

	Common Stock		Capital	Retained	Unearned ESOP	hensive Income/

	Shares	Par Value	Surplus	Earnings	Shares	(Loss)	Total
Balance, December 31, 2013	7,834,537	$78	$78,566	$57,614	$(3,433)	$(7,762)	$125,063
Net income	-	-	-	7,568	-	-	7,568
Cash dividend declared,
$0.28 per share	-	-	-	(1,893)	-	-	(1,893)
Issuance of 1,336,414 shares
of common stock	1,336,414	13	26,969	-	-	-	26,982
Issuance of 19,000
restricted common stock	19,000	-	-	-	-	-	-
Exercise of 91,217
common stock options	91,217	1	69	-	-	-	70
Forfeiture of 461 shares of
restricted common stock	(461)	-	-	-	-	-	-
Repurchase of 41,734 shares
of common stock	(41,734)	-	(1,047)	-	-	-	(1,047)
Stock-based compensation expense	-	-	979	-	-	-	979
Other comprehensive income	-	-	-	-	-	1,262	1,262
Tax expense from stock-
based compensation plans	-	-	81	-	-	-	81
ESOP shares earned, 53,301 shares	-	-	460	-	605	-	1,065
Tax benefit on ESOP expense	-	-	(112)	-	-	-	(112)
Balance, December 31, 2014	9,238,973	$92	$105,965	$63,289	$(2,828)	$(6,500)	$160,018

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Dollars in thousands)

	December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$7,568	$11,315	$6,757
Adjustments to reconcile net income
to net cash (used in) provided by operating activities:
Depreciation and amortization	2,851	2,615	2,110
Amortization of intangibles	1,169	809	781
Provision for loan losses	1,569	1,735	5,930
Provision (benefit) for deferred taxes	(2,414)	797	(384)
Net gain (loss) on acquisitions	-	(4,188)	56
Gain on sales of securities	(956)	(85)	(2,838)
Net loss on sales and
write-downs of other real estate owned	525	406	219
Net gain on sales and write-downs of acquired other real estate owned	(344)	(969)	(313)
Loss on sale of assets held for sale	-	241	-
Impairment of other assets held for sale	172	328	-
Amortization of available for sale discounts and premiums, net	2,012	2,613	3,761
Accretion of FDIC loss-share receivable	10,426	9,293	5,028
Accretion of gain on termination of cash flow hedge	-	-	(163)
Increase in bank-owned life insurance	(748)	(801)	(771)
ESOP compensation expense	1,065	853	669
Stock-based compensation expense	979	917	858
Excess benefit related to stock-based compensation plans	(81)	(34)	(7)
Excess tax related to ESOP	110	28	(47)
Net change in:
Increase in loans held for sale	(43,491)	(95,061)	(8,137)
Increase in mortgage servicing rights	(5,707)	(202)	-
Decrease (increase) in interest receivable	68	(887)	1,131
Increase (decrease) in interest payable	61	81	(291)
Decrease in FDIC loss-share receivable	7,043	10,132	18,143
Net other operating activities	(5,332)	921	3,308
Total adjustments	(31,023)	(70,458)	29,043
Net cash (used in) provided by operating activities	(23,455)	(59,143)	35,800
INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	74,246	8,226	111,720
Proceeds from maturities and calls of securities available for sale	33,722	51,029	94,697
Purchases of securities available for sale	(34,411)	(126,686)	(170,043)
Purchases of bank owned life insurance	-		(7,000)
(Increase) decrease in interest-bearing deposits in banks	(2,886)	12,144	27,708
Increase in Federal Home Loan Bank stock	(242)	(1,115)	(263)
Decrease in federal funds sold	419	4,176	17,447
Increase in loans, net	(92,376)	(64,741)	(113,821)
Net cash received from acquisition activity	4,195	153,179	5,831
Purchases of premises and equipment	(3,799)	(7,587)	(4,311)
Proceeds from sale of premises and equipment	101	876	-
Proceeds from sales of other real estate owned	8,268	11,001	11,665
Net cash (used in) provided by investing activities	(12,763)	40,502	(26,370)

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

 (Dollars in thousands)

	December 31,

	2014	2013	2012
FINANCING ACTIVITIES
Increase (decrease) in deposits	$15,022	$(5,219)	$(33,130)
Increase (decrease) in federal funds purchased
and securities sold under repurchase agreements	2,468	4,429	(1,830)
Net proceeds from other borrowings	15,932	35,000	25,000
Excess tax related to stock-based compensation plans	81	34	7
Excess tax benefit related to ESOP	(110)	(28)	47
Proceeds from exercise of stock option	69	503	-
Repurchase of common stock	(1,048)	(5,267)	(7,220)
Dividends paid to stockholders	(1,893)	-	(2,832)
Net cash provided by (used in) financing activities	30,521	29,452	(19,958)
Net (decrease) increase in cash and due from banks	(5,697)	10,811	(10,528)
Cash and due from banks at beginning of period	34,804	23,993	34,521
Cash and due from banks at end of period	$29,107	$34,804	$23,993
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$8,203	$7,304	$7,879
Income taxes	$5,067	$3,305	$2,925
NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$4,336	$7,477	$10,847

See Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Heritage Financial Group, Inc.  (the “Company”), a Maryland corporation, was incorporated in May 2010 and organized by Heritage MHC (the “MHC”), Heritage Financial Group and Heritage Bank of the South (the “Bank”) to facilitate the second-step conversion of the Company from the mutual holding company structure to the stock holding company structure (the “Conversion”).  Upon consummation of the conversion, which occurred on November 30, 2010, the Company became the holding company for the Bank and a 100% publicly owned stock holding company.  As a result of the conversion, each share of Heritage Financial Group’s common stock owned by public shareholders was exchanged for 0.8377 shares of the Company’s common stock, with cash being paid in lieu of issuing fractional shares.

Through the Bank, the Company operates a full service banking business and offers a broad range of retail and commercial banking services to its customers located primarily in Georgia, Florida, and Alabama.  The Company and the Bank are subject to the regulations of certain federal and state agencies and are periodically examined by those regulatory agencies.

Merger with Renasant

On December 10, 2014, Heritage and HeritageBank entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Renasant Corporation, a Mississippi corporation (“Renasant”) and Renasant Bank, a Mississippi banking association (“Renasant Bank”).  On the terms and subject to the conditions set forth in the Merger Agreement, Heritage will merge with and into Renasant (the “Merger”), with Renasant continuing as the surviving corporation.  Immediately following the Merger, HeritageBank will merge with and into Renasant Bank, with Renasant Bank continuing as the surviving banking association.  At the effective time of the Merger, each outstanding share of Heritage’s common stock, (other than any shares of Heritage common stock owned by Heritage, Renasant, or any of their respective subsidiaries, except for certain shares held in a fiduciary or agency capacity or as a result of debts previously contracted), will be converted into the right to receive 0.9266 shares of Renasant common stock, par value $5.00 per share.  The Merger is intended to qualify as a tax-free reorganization within the meaning of the Internal Revenue Code of 1986, as amended.

The Merger Agreement has been approved by the Boards of Directors of each of Renasant and Heritage. The completion of the Merger requires the approval of the Merger and the adoption of the Merger Agreement by the stockholders of each of Renasant and Heritage.  In addition, the completion of the Merger is subject to a number of customary conditions, including the receipt of all required regulatory approvals, and effectiveness of the registration statement for the shares of Renasant common stock to be issued to holders of Heritage common stock in the Merger.  On March 13, 2015, Renasant announced that it has received all regulatory approvals necessary to complete the Merger.  Subject to the receipt of all other required approvals and the satisfaction of all other conditions, the Merger is expected to be completed in the third quarter of 2015.

Basis of Presentation and Accounting Estimates

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  Significant intercompany transactions and balances have been eliminated in consolidation.

In preparing the consolidated financial statements in conformity with U. S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

FDIC Receivable and Clawback Liability for Loss-Share Agreements

A significant portion of the Company’s acquired loan and other real estate assets are covered under loss-share agreements with the FDIC in which the FDIC has agreed to reimburse the Company 80% of all losses as well as certain expenses incurred in connection with those assets. The Company estimated the amount that it will receive from the FDIC under the loss-share agreements that will result from losses incurred as the Company disposes of covered loans and other real estate assets, and the Company recorded the estimate as a receivable from the FDIC. The Company discounted the receivable for the expected timing and receipt of those cash flows using a risk free rate plus a premium for risk. The accretion of the FDIC receivable discount is recorded into noninterest income using the level yield method over the estimated life of the receivable.

The loss-share agreements also include a provision whereby if losses do not exceed a calculated threshold, the Company is obligated to compensate the FDIC. This is referred to as a clawback liability and, if applicable, is paid at the end of ten years following the failure to meet such threshold. The formula for the clawback liability varies from transaction-to-transaction and will be calculated using the formula provided in the individual loss-share agreements and will not be consolidated into one calculation.  The FDIC receivable for loss-share agreements is measured separately from the related covered assets because it is not contractually embedded in the assets and is not transferable if the Company sells the assets. The Company will review and update the fair value of the FDIC receivable at each reporting date in conjunction with the re-estimation of cash flows. The FDIC receivable and clawback liability will fluctuate as loss estimates and expected cash flows related to covered loans and other real estate owned change.

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

The Bank is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank.  The total of those reserve balance requirements was approximately $3.9 million and $1.5 million at December 31, 2014 and 2013, respectively.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Servicing fee income, which is reported in mortgage banking activities on the Consolidated Statements of Income, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of approximately 0.25% and are recorded as income when earned.  The amortization of mortgage servicing rights is netted against loan servicing fee income and for the year ended December 31, 2014 the amortization was $290,000, and for years ended December 31, 2013 and 2012, respectively, the Company did not have any amortization of mortgage servicing rights.  For the year ended December 31, 2014 the Company collected $210,000 of net servicing fees, late fees or ancillary fees related to loan servicing, and for the years ended December 31, 2013 and 2012, respectively, the Company did not collect any fees related to loan servicing.

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

NOTE 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent to the acquisition date, increases in cash flows over those expected at the acquisition date are recognized as interest income prospectively. Decreases in expected cash flows after the acquisition date are recognized by recording an allowance for loan losses.

Covered Acquired Loans

The portion of the Company’s acquired loan portfolio covered under loss-share agreements with the FDIC in which the FDIC has agreed to reimburse the Company 80% of all losses as well as certain expenses incurred in connection with those assets. For further information on accounting for covered loans refer to the Acquisition Accounting and FDIC receivable for Loss Share Agreements sections within this Note 1.

Allowance for Loan Losses

The Company establishes provisions for loan losses, which are charged to income, at a level management believes will reflect probable credit losses based on historical loss trends and an evaluation of specific credits in the loan portfolio.  For further information on the accounting for Allowance for Loan Losses, see Note 5.

Premises and Equipment

Land is carried at cost.  Premises and equipment are carried at cost, less accumulated depreciation computed on the straight-line method over the estimated useful lives:

Years

Buildings	40
Furniture and equipment	3-7

Intangible Assets

Intangible assets consist of core deposit intangibles acquired in connection with business acquisitions and mortgage servicing rights, previously discussed.  The core deposit intangibles are initially recognized based on a valuation performed as of the consummation date.  The core deposit intangibles are amortized over the average remaining life of the acquired customer deposits, or approximately 7 years.  Intangible assets were evaluated for impairment as of December 31, 2014 and based on that evaluation there was no impairment.

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

If necessary, the quantitative goodwill impairment test is performed in two steps.  The first step is used to identify potential impairment and the second step, if required, measures the amount of impairment by comparing the carrying amount of goodwill to its implied fair value.  In the event of impairment, the amount by which the carrying amount exceeds the fair value would be charged to earnings.  The Company assessed the qualitative factors including macroeconomic conditions, market conditions, cost of funds, financial contribution, and any changes in net assets and determined it was not more likely than not that its fair value was less than its carrying account at December 31, 2014.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Covered Acquired OREO

The portion of acquired OREO covered under loss-share agreements with the FDIC in which the FDIC has agreed to reimburse the Company 80% of all losses as well as certain expenses incurred in connection with those assets.   For further information of accounting for covered loans refer to the Acquisition Accounting and FDIC receivable for Loss Share Agreements sections within this Note 1.

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

NOTE 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company accounts for its ESOP in accordance with ASC 718-40.  Accordingly, since the Company sponsors the ESOP with an employer loan, neither the ESOP’s loan payable nor the Company’s loan receivable is reported in the Company’s consolidated balance sheet.  Likewise, the Company does not recognize interest income or interest cost on the loan.  Unallocated shares held by the ESOP are recorded as unearned ESOP shares in the consolidated statement of changes in stockholders’ equity.  As shares are released for allocation, the Company recognizes compensation expense equal to the average market price of the shares for the period.

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

The Company recognizes interest and penalties accrued relative to unrecognized tax benefits in its respective federal or state income taxes accounts. As of December 31, 2014, there were no accruals for uncertain tax positions and no accruals for interest and penalties. The Company and its subsidiary file a consolidated United States federal income tax return, as well as income tax returns in Georgia, Florida, Alabama and Maryland.  The Company's filed income tax returns are no longer subject to examination by taxing authorities for years prior to 2011.

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, unrealized gains and losses on cash flow hedge, and funded status of pension plan are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income.

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

Reclassification

Certain amounts in the consolidated financial statements presented in the years ended December 31, 2013 and 2012 have been reclassified to conform to the December 31, 2014 presentation, with no effect on total assets or net income.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.     EARNINGS PER SHARE

Basic earnings per share represent income available attributable to common stockholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan and unvested shares of issued restricted stock. For the year ended December 31, 2014, potential common shares of 18,271 were not included in the calculation of diluted earnings per share because the assumed exercise of such shares would be anti-dilutive.

The components used to calculate basic and diluted earnings per share follows:

	Years Ended December 31,
	2014	2013	2012

	(dollars in thousands, expect per share data

Basic earnings and shares:
Net income	$7,568	$11,315	$6,757
Weighted-average basic shares outstanding	7,795,764	7,421,348	7,969,104
Basic earnings per share	$0.97	$1.52	$0.85

Diluted earnings and shares:
Net income	$7,568	$11,315	$6,757
Weighted-average basic shares outstanding	7,795,764	7,421,348	7,969,104
Add: Stock options and nonvested shares	189,785	106,898	1,799
Weighted-average diluted shares outstanding	7,985,549	7,528,246	7,970,903
Diluted earnings per share	$0.95	$1.50	$0.85

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.      STOCK PLANS AND STOCK-BASED COMPENSATION

EQUITY INCENTIVE PLANS

On May 17, 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”).  The purpose of the Plan is to promote the long-term growth and profitability of Heritage Financial Group, Inc, to provide directors, advisory directors, officers and employees of Heritage Financial Group, Inc. and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence, and to provide such individuals with an equity interest in Heritage Financial Group, Inc.  Under the 2006 Plan, the Compensation Committee of the Board of Directors has discretion to award up to 645,990 shares, of which 461,422 were available as stock options or stock appreciation rights and 184,568 shares were available as restricted stock awards.  As of December 31, 2014, there were approximately 12,800 restricted stock awards and 44,463 options available to be granted from the 2006 Plan.

On June 22, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (the “2011 Plan”).  Under the 2011 Plan, the Compensation Committee has the discretion to award up to 573,481 shares, of which 409,429 were available as stock options or stock appreciation rights and 163,852 were available as restricted stock awards.  As of December 31, 2014, there were approximately 12,843 restricted stock awards and 26,684 options available to be granted from the 2011 Plan.

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.      STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)

STOCK OPTIONS

A summary of the status of the 2006 Plan and the 2011 Plan, along with changes during the periods then ended, follows:

	2014		2013		2012

	(dollars in thousands, except per share data)
		Weighted-Average		Weighted-Average		Weighted-Average
		Exercise		Exercise		Exercise
	Number	Price	Number	Price	Number	Price

Under option, beginning of period	720,659	$13.46	765,132	$13.51	738,559	$13.51
Granted	36,700	20.01	-	-	31,900	13.25
Exercised	(194,621)	14.05	(36,263)	13.87	-	-
Forfeited	(1,087)	12.13	(800)	13.26	(5,326)	11.99
Expired	(538)	11.94	(7,410)	14.94	-	-
Under option, end of period	561,113	$13.69	720,659	$13.46	765,132	$13.51

Exercisable at end of period	370,063	$13.72	490,131	$14.11	456,940	$14.48

Weighted average fair value per option of options granted during period		$3.64		$-		$8.85

Total grant date fair value of options vested during the period		$583		$589		$535

Total intrinsic value of options exercised during the period		$2,245		$188		$-

Shares available for grant		71,147		106,222		98,012

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.      STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)

STOCK OPTIONS (continued)

The following table presents information on stock options outstanding for the period shown, less estimated forfeitures:

	Years Ended December 31,
	2014	2013	2012

	(dollars in thousands, except per share data)
Stock options vested and expected to vest:
Number	561,113	720,659	765,132
Weighted Average Exercise Price	$13.69	$13.46	$13.51
Aggregate Intrinsic Value	$6,851	$4,173	$214
Weighted Average Contractual Term of Options	4.8 years	5.0 years	5.9 years

Stock options vested and currently exercisable:
Number	370,063	490,131	456,940
Weighted Average Exercise Price	$13.72	$14.11	$14.48
Aggregate Intrinsic Value	$4,507	$2,519	$-
Weighted Average Contractual Term of Options	3.6 years	3.8 years	4.1 years

A further summary of the options outstanding at December 31, 2014 follows:

	Options Outstanding			Options Exercisable
Range		Weighted-	Weighted-		Weighted-
of		Average	Average		Average
Exercise		Contractual Life	Exercise		Exercise
Prices	Number	in Years	Price	Number	Price

$8.32 - $13.26	309,160	6.6	$12.06	154,810	$12.01
$13.43 - $20.34	251,953	2.3	$15.69	215,253	$14.95
	561,113	4.8	$13.69	370,063	$13.72

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

The Company granted 36,700 stock options during 2014 from the 2011 Plan.  No stock options were granted during 2013.  The Company granted 31,900 options on October 1, 2012 from the 2011 Plan.  The assumptions listed in the table below were used for the options granted in the period indicated.

	Years Ended December 31,
	2014	2013	2012

Weighted-average risk-free interest rate	2.14%	-%	1.25%
Weighted average expected life of the options	7.5 years	-	7.5 years
Weighted average expected dividends (as a percent
of the fair value of the stock)	1.41%	-%	1.82%
Weighted-average expected volatility	16.21%	-%	87.71%

For the years ended December 31, 2014, 2013, and 2012 the Company recognized pre-tax compensation expense related to stock options of approximately $602,000,  $585,000, and $549,000, respectively.   At December 31, 2014, there was approximately $1.1 million of unrecognized compensation related to stock options.

RESTRICTED STOCK

The Company also grants restricted stock periodically for the benefit of employees and directors.  Under the 2006 Plan 184,568 shares of common stock are reserved for restricted stock grants and, under the 2011 Plan, 163,852 shares of common stock are reserved for restricted stock grants.

At December 31, 2014, restricted stock grants covering 171,768 shares of common stock had been issued leaving 12,800 shares available for grant from the 2006 Equity Incentive Plan.  Additionally, at December 31, 2013, restricted stock grants covering 151,770 shares of common stock had been issued, 761 had been forfeited and 12,843 shares were available for grant from the 2011 Equity Incentive Plan.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. STOCK PLANS AND STOCK-BASED COMPENSATION (Continued)

RESTRICTED STOCK (continued)

Restricted stock grants are made at the discretion of the Board of Directors. Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period which is currently five years for all grants issued.  Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested.  The restriction is based upon continuous service. The Company awarded 19,000 shares of restricted stock during 2014. No shares of restricted stock were awarded during 2013 and 15,600 shares of restricted stock were awarded in 2012.

Restricted stock consists of the following:

	2014		2013		2012
		Weighted		Weighted		Weighted
		Average		Average		Average
		Market		Market		Market
	Restricted	Price	Restricted	Price	Restricted	Price
	Shares	at Grant	Shares	at Grant	Shares	at Grant

Balance, beginning of period	85,253	$12.13	113,795	$12.12	123,910	$11.94
Granted	19,000	20.87	-	-	15,600	13.26
Vested	(27,474)	12.05	(28,242)	12.08	(25,389)	11.95
Forfeited	(461)	12.17	(300)	13.26	(326)	12.7
Balance, end of period	76,318	$14.13	85,253	$12.13	113,795	$12.12

The balance of unearned compensation related to these restricted shares as of December 31, 2014 is $875,000 which is expected to be recognized over a weighted-average of 2.77 years.  Total compensation expense recognized for the restricted shares granted to employees and directors for the year ended December 31, 2014, 2013, and 2012 was approximately $376,000, $332,000 and $309,000, respectively.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.     SECURITIES

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2014:	(dollars in thousands)
U.S. Government sponsored agencies (GSEs)	$53,149	$120	$(980)	$52,289
State and municipal securities	54,889	1,364	(435)	55,818
GSE residential mortgage-backed securities	163,200	666	(2,295)	161,571
Total securities	$271,238	$2,150	$(3,710)	$269,678
December 31, 2013:
U.S. Government sponsored agencies (GSEs)	$56,493	$9	$(2,930)	$53,572
State and municipal securities	54,012	222	(3,420)	50,814
GSE residential mortgage-backed securities	195,764	394	(6,889)	189,269
Total debt securities	306,269	625	(13,239)	293,655
Equity securities	207	439	(2)	644
Total securities	$306,476	$1,064	$(13,241)	$294,299

The amortized cost and fair value of debt securities available for sale by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	December 31, 2014		December 31, 2013
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(dollars in thousands)
One year or less	$-	$-	$-	$-
One to five years	21,850	21,651	12,087	11,843
Five to ten years	48,216	47,852	58,328	55,333
Over ten years	37,972	38,604	40,297	37,854
Mortgage-backed securities	163,200	161,571	195,764	189,269
	$271,238	$269,678	$306,476	$294,299

Securities with a carrying value of approximately $181.3 million and $133.0 million at December 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.  The balance of pledged securities in excess of the pledging requirements was $61.8 million and $30.9 million at December 31, 2014 and December 31, 2013, respectively.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.     SECURITIES (Continued)

The gross realized gains and losses recognized in income are reflected in the following table:

	Years Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Gross gains recognized on sales of securities	$996	$85	$3,068
Gross losses recognized on sales of securities	(40)	-	(230)
Net realized gains on sales of securities available for sale	$956	$85	$2,838

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
December 31, 2014:
U.S. Government sponsored agencies
(GSEs)	$4,439	$(14)	$40,475	(966)	$44,914	$(980)
State and municipal securities	4,002	(25)	14,901	(410)	18,903	(435)
GSE residential mortgage-backed
securities	6,747	(24)	105,684	(2,271)	112,431	(2,295)
Total temporarily impaired securities	$15,188	$(63)	$161,060	$(3,647)	$176,248	$(3,710)
December 31, 2013:
U.S. Government sponsored agencies
(GSEs)	$53,716	$(2,930)	$-	$-	$53,716	$(2,930)
State and municipal securities	31,243	(2,321)	7,566	(1,099)	38,809	(3,420)
GSE residential mortgage-backed
securities	141,069	(5,917)	20,747	(972)	161,816	(6,889)
Subtotal, debt securities	226,028	(11,168)	28,313	(2,071)	254,341	(13,239)
Equity securities	205	(2)	-	-	205	(2)
Total temporarily impaired securities	$226,233	$(11,170)	$28,313	$(2,071)	$254,546	$(13,241)

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.     SECURITIES (Continued)

At December 31, 2014, total unrealized losses decreased to $3.7 million, or 2.1% of the temporarily impaired securities, compared to $13.2 million, or 5.2% of the temporarily impaired securities, at December 31, 2013.  The unrealized losses at December 31, 2014 relate to 42 agencies, 43 state and municipal obligations and 91 mortgage-backed securities.    In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition, and the issuer's anticipated ability to pay the contractual cash flows of the investments.

The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2014. Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.  At December 31, 2014, the Company held certain investment securities having continuous unrealized loss positions for more than 12 months.  All of these losses were in 38 agencies, 81 mortgage-backed securities and 36 municipal securities. The unrealized losses arose from changes in interest rates and market conditions as of December 31, 2014.

Other-Than-Temporary Impairment

The Company reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (“OTTI”).  Management does not have the intent to sell any of the temporarily impaired investments and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The OTTI analysis focuses on the duration and amount a security is below book value and assesses a calculation for both a credit loss and a non-credit loss for each measured security considering the security’s type, performance, underlying collateral, and any current or potential debt rating changes.  The OTTI calculation for credit loss is reflected in the income statement while the non-credit loss is reflected in other comprehensive income.  As of December 31, 2014, management did not consider any of the investments in its investment portfolio to have OTTI.

The Company held Freddie Mac (“FHLMC”) preferred stock, and OTTI was recorded in the amount of the investment after the U.S. Government placed Freddie Mac into conservatorship in September 2008.  The preferred stock was reduced to a nominal book value for tracking purposes, and, as a result, during the twelve months ended December 31, 2008, the Company recognized a write-down of $1.5 million through noninterest income representing other-than-temporary impairment on the investment.  On July 24, 2014, the Company made the decision to sell the security for $584,000 and reported a gain in the amount of $584,000 for the third quarter.   The decision to the sell the security was based on the expectation that future gains would slow or even reverse given the current environment for this security.

The Company held a single issue trust preferred security issued by Royal Bank of Scotland (“RBS”).  The security suspended payments under the EU agreement for 24 months beginning April 1, 2011.  The Company valued the security by projecting estimated cash flows using the Moody’s Ba2 marginal default rate.  The difference in the present value and the carrying value of the security was the OTTI credit portion.  During the twelve months ended December 31, 2011, the Company recognized a write-down of $43,000 through noninterest income representing OTTI on the security.  On July 24, 2014, the Company sold the security for $237,000 and reported a gain in the amount of $30,000 during the third quarter of 2014.  The decision to the sell the security was based on the expectation that future gains would slow or even reverse given the current environment for this security.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.     SECURITIES (Continued)

The following table presents a roll-forward of the cumulative amount of credit losses on the Company’s investment securities that have been recognized through earnings.

	December 31,	December 31,	December 31,
	2014	2013	2012

	(dollars in thousands)
Beginning balance of credit losses	$1,543	$1,543	1,543
Other-than-temporary impairment credit losses	-	-	-
Reduction for securities sold during the period	(1,543)	-	-
Ending balance of cumulative credit losses recognized in earnings	$-	$1,543	1,543

Restricted Equity Securities

The investment in the common stock of the Federal Home Loan Bank of Atlanta is accounted for by the cost method, which also represents par value, and is made for long-term business affiliation reasons.  In addition, this investment is subject to restrictions relating to sale, transfer or other disposition.  Dividends are recognized in income when declared.  The carrying value of this investment at December 31, 2014 and December 31, 2013, was $8.5 million and $7.3 million, respectively.  The estimated fair value of this investment is $8.5 million as of December 31, 2014, and therefore it is not considered impaired.

Other equity securities represent an investment in the common stock of the Chattahoochee Bank of Georgia (“Chattahoochee”), a de novo bank in Gainesville, Georgia.  The Company accounts for this investment by the cost method.  This investment represents approximately 4.9% of the outstanding shares of Chattahoochee.  Since its initial capital raise, Chattahoochee has had limited stock transactions, and therefore, no fair market value is readily available.  The carrying value of this investment at December 31, 2014 and December 31, 2013, was $1.0 million.  The Company plans to hold this investment for the foreseeable future, and did not consider it impaired as of December 30, 2014.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

note 5.     Loans and Allowance for Loan Losses (EXCLUDING ACQUIRED LOANS)

The composition of loans is summarized as follows:

	December 31,
	2014	2013

Commercial real estate:	(dollars in thousands)
Nonresidential	$289,822	$256,567
Multifamily	29,681	22,650
Farmland	27,370	23,420
Total commercial real estate loans	346,873	302,637
Construction and land	81,547	50,167
Residential real estate:
Mortgage loans, 1-4 family	184,251	177,456
Home equity	37,465	29,147
Total residential real estate loans	221,716	206,603
Consumer and other:
Indirect auto loans	25	247
Direct auto loans	5,766	6,640
Other	22,313	17,089
Total consumer and other loans	28,104	23,976
Commercial and industrial loans	121,553	101,161
Total non-acquired loans	799,793	684,544

Acquired non-credit impaired loans	156,513	-

Acquired credit impaired loans:
Non-covered	86,763	63,318
Covered	42,404	50,891

Total loans	1,085,473	798,753
Total allowance for loan losses	(10,034)	(8,955)
Loans, net	$1,075,439	$789,798

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

In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates.  Changes in related party loans are summarized as follows:

	As of December 31
	2014	2013

	(dollars in thousands)

Balance, beginning of year	$10,002	$10,950
Advances	30,294	19,101
Repayments and other	(33,013)	(20,049)
Balance, end of year	$7,283	$10,002

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

note 5.     Loans and Allowance for Loan Losses (EXCLUDING ACQUIRED LOANS) (Continued)

Activity in the allowance for loan losses and recorded investment in loans by segment:

	Commercial	Residential	Construction	Commercial
	Real	Real	and	and	Consumer
	Estate	Estate	Land	Industrial	and Other	Total

	(dollars in thousands)
Balance, January 1, 2014	$2,080	$3,171	$1,229	$2,169	$306	$8,955
Add (deduct):
Charge-offs	(123)	(96)	(74)	(59)	(224)	(576)
Recoveries	-	83	33	1	103	220
Provision for loan losses	201	279	344	447	164	1,435
Balance, December 31, 2014	$2,158	$3,437	$1,532	$2,558	$349	$10,034
Allowance:
Ending balance: specific	$101	$765	$12	$98	$29	$1,005
Ending balance: collective	$2,057	$2,672	$1,520	$2,460	$320	$9,029
Loans:
Ending balance: individually
evaluated for impairment	$4,507	$3,348	$3,670	$107	$47	$11,679
Ending balance: collectively
evaluated for impairment	$342,366	$218,368	$77,877	$121,446	$28,057	$788,114

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

Impaired loans by class are presented below for December 31, 2014:

					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	YTD 2014

	(dollars in thousands)
Loans with no related allowance recorded
Commercial real estate:
Nonresidential	$3,936	$3,955	$-	$3,949	$-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	3,649	3,740	-	3,710	-
Residential real estate:
Mortgage loans, 1-4 family	601	609	-	634	28
Home equity	-	-	-	-	-
Consumer and other:
Indirect auto loans	-	-	-	-	-
Direct auto loans	-	-	-	-	-
Other	-	-	-	-	-
Commercial and industrial loans	-	-	-	-	-
Loans with related allowance recorded
Commercial real estate:
Nonresidential	$571	$757	$101	$685	$6
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	21	37	12	26	-
Residential real estate:
Mortgage loans, 1-4 family	2,424	3,244	470	2,527	18
Home equity	323	331	295	334	15
Consumer and other:
Indirect auto loans	5	8	-	6	-
Direct auto loans	16	22	7	18	-
Other	26	40	22	32	1
Commercial and industrial loans	107	260	98	130	-
Total
Commercial real estate	$4,507	$4,712	$101	$4,634	$6
Construction and land	3,670	3,777	12	3,736	-
Residential real estate	3,348	4,184	765	3,495	61
Consumer and other	47	70	29	56	1
Commercial and industrial loans	107	260	98	130	-
Total	$11,679	$13,003	$1,005	$12,051	$68

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

Impaired loans by class are presented below for December 31, 2012:

					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	YTD 2012

	(dollars in thousands)
Loans with no related allowance recorded
Commercial real estate:
Nonresidential	$-	$-	$-	$-	$-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	3,443	3,469	-	4,606	134
Residential real estate:
Mortgage loans, 1-4 family	535	553	-	324	19
Home equity	-	-	-	-	-
Consumer and other:
Indirect auto loans	-	-	-	-	-
Direct auto loans	-	-	-	-	-
Other	-	-	-	-	-
Commercial and industrial loans	877	878	-	769	11
Loans with related allowance recorded
Commercial real estate:
Nonresidential	$4,938	$5,195	$429	$4,975	$101
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	438	504	304	472	-
Residential real estate:
Mortgage loans, 1-4 family	3,782	4,061	1,054	4,414	52
Home equity	279	321	240	290	8
Consumer and other:
Indirect auto loans	30	43	-	35	1
Direct auto loans	23	36	16	28	-
Other	67	77	52	75	4
Commercial and industrial loans	272	278	206	282	13
Total
Commercial real estate	$4,938	$5,195	$429	$4,975	$101
Construction and land	3,881	3,973	304	5,078	134
Residential real estate	4,596	4,935	1,294	5,028	60
Consumer and other	120	156	68	138	5
Commercial and industrial loans	1,149	1,156	206	1,051	24
Total	$14,684	$15,415	$2,301	$16,270	$324

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

note 5.     Loans and Allowance for Loan Losses (EXCLUDING ACQUIRED LOANS) (Continued)

Below is an analysis of the age of recorded investment in loans that are past due as of December 31, 2014.

	30-59	60-89		Total
	Days	Days	Non	Past		Total
	Past Due	Past Due	Accrual*	Due	Current	Loans

	(dollars in thousands)
Commercial real estate:
Nonresidential	$625	$99	$1,161	$1,885	$287,937	$289,822
Multifamily	-	-	-	-	29,681	29,681
Farmland	212	-	-	212	27,158	27,370
Total commercial real estate loans	837	99	1,161	2,097	344,776	346,873
Construction and land	-	-	1,730	1,730	79,817	81,547
Residential real estate:
Mortgage loans, 1-4 family	817	-	2,716	3,533	180,718	184,251
Home equity	18	-	323	341	37,124	37,465
Total residential real estate loans	835	-	3,039	3,874	217,842	221,716
Consumer and other:
Indirect auto loans	-	-	5	5	20	25
Direct auto loans	4	-	16	20	5,746	5,766
Other	23	2	26	51	22,262	22,313
Total consumer and other loans	27	2	47	76	28,028	28,104
Commercial and industrial loans	-	5	107	112	121,441	121,553
Total	$1,699	$106	$6,084	$7,889	$791,904	$799,793

_____________________

*     There were no accruing loans that were greater than 90 or more days past due at December 31, 2014.

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

_____________________

*     There were no accruing loans that were greater than 90 or more days past due at December 31, 2013.

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

At December 31, 2014, the Company had troubled debt restructurings totaling $8.7 million, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.  Included in nonaccruing loans at December 31, 2014, are troubled debt restructurings of $3.1 million.  In addition, at that date the Company had troubled debt restructurings totaling $5.6 million that were performing in accordance with their modified terms and are not included in nonaccruing loans.

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

Troubled debt restructurings for the periods ended:

	December 31, 2014

		Recorded
	Number	Investment
	of	Prior to	Recorded
	Modifications	Modifications	Investment

	(dollars in thousands)
Commercial real estate	3	$3,973	$3,936
Residential real estate	4	7,248	1,392
Construction and land	3	3,585	3,340
Commercial and industrial loans	-	-	-
Consumer and other	-	-	-
Total	10	$14,806	$8,668

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

note 5.     Loans and Allowance for Loan Losses (EXCLUDING ACQUIRED LOANS) (Continued)

	December 31, 2013

		Recorded
	Number	Investment
	of	Prior to	Recorded
	Modifications	Modifications	Investment

	(dollars in thousands)
Commercial real estate	3	$3,036	$2,878
Residential real estate	5	7,268	1,488
Construction and land	2	3,574	3,380
Commercial and industrial loans	-	-	-
Consumer and other	-	-	-
Total	10	$13,878	$7,746

Troubled debt restructuring modifications that subsequently defaulted for the periods ended:

	December 31, 2014

	Number
	of	Recorded
	Modifications	Investment

	(dollars in thousands)
Commercial real estate	1	$590
Residential real estate	3	1,084
Construction and land	1	1,400
Commercial and industrial loans	-	-
Consumer and other	-	-
Total	5	$3,074

	December 31, 2013

	Number
	of	Recorded
	Modifications	Investment

	(dollars in thousands)
Commercial real estate	3	$2,878
Residential real estate	4	1,485
Construction and land	1	1,400
Commercial and industrial loans	-	-
Consumer and other	-	-
Total	8	$5,763

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

Credit quality indicators for loans by class are presented below for December 31, 2014 and 2013.

	December 31, 2014

				Construction
	Non-			and
	Residential	Multifamily	Farmland	Land

	(dollars in thousands)
Commercial Real Estate Credit Exposure
Pass 1	$-	$-	$-	$-
Pass 2	-	-	-	51
Pass 3	43,925	1,215	3,321	1,062
Pass 4	183,749	24,171	18,671	26,906
Pass 5	54,418	3,779	5,378	48,849
Special Mention 6	886	64	-	301
Special Mention Elevated 7	1,512	-	-	10
Substandard 8	4,171	452	-	2,638
Impaired Loans 9	1,161	-	-	1,730
Doubtful 10	-	-	-	-
Loss 11	-	-	-	-
Total	$289,822	$29,681	$27,370	$81,547

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

December 31, 2014

Commercial
and Industrial

(dollars in thousands)
Commercial and Industrial Credit Exposure
Pass 1	$2,799
Pass 2	187
Pass 3	21,307
Pass 4	66,390
Pass 5	26,459
Special Mention 6	959
Special Mention Elevated 7	3,093
Substandard 8	252
Impaired Loans 9	107
Doubtful 10	-
Loss 11	-
Total	$121,553

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

note 5.     Loans and Allowance for Loan Losses (EXCLUDING ACQUIRED LOANS) (Continued)

As of
December 31, 2013

Commercial
and Industrial

(dollars in thousands)
Commercial and Industrial Credit Exposure
Pass 1	$1,325
Pass 2	432
Pass 3	24,344
Pass 4	64,653
Pass 5	9,757
Special Mention 6	208
Special Mention Elevated 7	239
Substandard 8	68
Impaired Loans 9	135
Doubtful 10	-
Loss 11	-
Total	$101,161

	As of December 31, 2014

	Mortgage	Home Equity

	(dollars in thousands)
Residential Real Estate Credit Exposure
Pass 1-5	$177,275	$37,116
Special Mention 6	830	-
Special Mention Elevated 7	470	-
Substandard 8	2,960	26
Impaired Loans 9	2,716	323
Doubtful 10	-	-
Loss 11	-	-
Total	$184,251	$37,465

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

note 5.     Loans and Allowance for Loan Losses (EXCLUDING ACQUIRED LOANS) (Continued)

	As of December 31, 2013

	Mortgage	Home Equity

	(dollars in thousands)
Residential Real Estate Credit Exposure
Pass 1-5	$171,349	$29,147
Special Mention 6	460	-
Special Mention Elevated 7	-	-
Substandard 8	2,711	-
Impaired Loans 9	2,936	-
Doubtful 10	-	-
Loss 11	-	-
Total	$177,456	$29,147

	As of December 31, 2014

	Indirect	Direct
	Auto	Auto	Other

	(dollars in thousands)
Consumer and Other Credit Exposure
Pass 1-5	$20	$5,750	$22,283
Special Mention 6	-	-	-
Special Mention Elevated 7	-	-	-
Substandard 8	-	-	3
Impaired Loans 9	5	16	27
Doubtful 10	-	-	-
Loss 11	-	-	-
Total	$25	$5,766	$22,313

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

Acquired Credit Impaired Loans

The Company elected to account for loans acquired in our 2009 acquisition of the Tattnall Bank, 2011 acquisitions of Citizens Bank of Effingham (“Citizens”) and First Southern National Bank (“First Southern”), 2013 acquisition of Frontier Bank (“Frontier”), and credit impaired loans acquired with the Alarion acquisition in 2014, under ASC 310–30.  ASC 310-30, Receivables: Loans and Debt Securities Acquired with Deteriorated Credit Quality, applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable.  ASC 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans which fall under the scope of this statement. Loans with specific evidence of deterioration in credit quality were accounted for under ASC 310-30.  In addition, the Company determined it would not be able to collect all the contractually required principal and interest payments on other loans in the portfolio which did not have specific evidence of credit quality due to multiple factors, including the deterioration of the economy since origination of these loans, the decline in real estate values in the market areas of the loans, and the poor underwriting standards under which these loans were originated.  These loans are accounted for by analogy to ASC 310-30. The following tables detail the fair value of loans covered and not covered under loss-share agreements and accounted for under ASC 310-30.

	December 31,	December 31,

Loans not covered by loss-sharing agreements:	2014	2013

	(dollars in thousands)
Commercial real estate	$42,630	$22,268
Residential real estate	28,554	30,134
Construction and land	7,094	5,156
Commercial and industrial	5,531	2,604
Consumer and other	2,954	3,156
	$86,763	$63,318

	December 31,	December 31,
Loans covered by loss-sharing agreements:	2014	2013

	(dollars in thousands)
Commercial real estate	$12,715	$14,161
Residential real estate	18,342	23,886
Construction and land	10,452	11,642
Commercial and industrial	812	864
Consumer and other	83	338
	$42,404	$50,891

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

The following table represents the credit impaired loans receivable as of December 31, 2014, and reflects reclassifications from the balances reported at December 31, 2013:

	Acquired Loans	Acquired Loans
	Without Specific	With Specific
	Evidence of	Evidence of
	Deterioration in	Deterioration in	Total Loans
	Credit Quality	Credit Quality	Acquired

	(dollars in thousands)
Contractually required principal and interest	$173,231	$32,312	$205,543
Nonaccretable difference	(12,246)	(7,889)	(20,135)
Cash flows expected to be collected	160,985	24,423	185,408
Accretable yield	(52,134)	(4,107)	(56,241)
Basis in acquired loans	$108,851	$20,316	$129,167

The following table is a summary of changes in the accretable yields of acquired credit impaired loans since December 31, 2012 and reflects refinements to the Company's initial estimate:

(dollars in thousands)	Accretable Yield
Balance at December 31, 2011	$31,096
Additions	-
Reclassification from nonaccretable difference	22,349
Accretion included in interest income	(23,251)
Adjustments to estimates of expected cash flows	(1,312)
Balance at December 31, 2012	$28,882
Additions	21,189
Reclassification from nonaccretable difference	12,620
Accretion included in interest income	(29,459)
Adjustments to estimates of expected cash flows	19,509
Balance at December 31, 2013	$52,741
Additions	44
Reclassification from nonaccretable difference	14,273
Accretion included in interest income	(23,668)
Adjustments to estimates of expected cash flows	12,851
Balance at December 31, 2014	$56,241

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.     ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following is a summary of the allowance for loan losses for the acquired credit impaired loans for 2014:

	Commercial	Residential	Construction	Commercial	Consumer
	Real	Real	and	and	and
	Estate	Estate	Land	Industrial	Other	Total

	(dollars in thousands)
Balance, January 1, 2014	$-	$-	$-	$-	$-	$-
Add (deduct):						-
Charge-offs	(25)	(15)	(66)	(28)	-	(134)
Recoveries	-	-	-	-	-	-
Provision for loan losses –						-
noncovered	-	-	16	28	-	44
Provision for loan losses - covered	25	15	50	-	-	90
Balance, December 31, 2014	$-	$-	$-	$-	$-	$-
Allowance:
Ending balance: specific	$-	$-	$-	$-	$-	$-
Ending balance: collective	$-	$-	$-	$-	$-	$-
Loans:
Ending balance: individually
evaluated for impairment	$33,526	$10,361	$8,260	$3,992	$2,143	$58,282
Ending balance: collectively
evaluated for impairment	$21,819	$36,535	$9,287	$2,351	$893	$70,885

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

The following tables provide details of changes in the loss-share receivable from the FDIC for the periods indicated.

For the period ended December 31, 2014:
(dollars in thousands)
Balance, December 31, 2013	$41,306
Decrease in expected losses on covered assets	(539)
Accretion included in noninterest income	(10,426)
Reimbursements from the FDIC	(6,504)
Balance, December 31, 2014	$23,837

For the period ended December 31, 2013:
(dollars in thousands)
Balance, December 31, 2012	$60,731
Clawback liability reclassified from asset	703
Decrease in expected losses on covered assets	(371)
Accretion included in noninterest income	(9,293)
Reimbursements from the FDIC	(10,464)
Balance, December 31, 2013	$41,306

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.     OTHER REAL ESTATE OWNED (OREO)

The following table provides a summary of information pertaining to other real estate owned (“OREO”) for periods ended December 31, 2014 and 2013.

		Acquired	Acquired
	Non-acquired	Non-Covered	Covered
	OREO	OREO	OREO	Total

	(dollars in thousands)
Balance, December 31, 2013	$1,789	$1,693	$7,053	$10,535
Acquired in Alarion acquisition	-	1,991	-	1,991
Additions	676	110	3,542	4,328
Sales	(1,326)	(1,101)	(5,153)	(7,580)
Writedowns	(562)	28	(335)	(869)
Balance, December 31, 2014	$577	$2,721	$5,107	$8,405

		Acquired	Acquired
	Non-acquired	Non-Covered	Covered
	OREO	OREO	OREO	Total

	(dollars in thousands)
Balance, December 31, 2012	$2,637	$605	$9,467	$12,709
Acquired in Frontier acquisition	-	786	-	786
Additions	1,283	1,147	4,873	7,303
Sales	(1,776)	(835)	(6,571)	(9,182)
Writedowns	(355)	(10)	(716)	(1,081)
Balance, December 31, 2013	$1,789	$1,693	$7,053	$10,535

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

Level 2 – Quoted prices in markets that are not active, or inputs that are observable, either directly, for substantially the full term of the asset or liability. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals; and

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.     FAIR VALUE MEASUREMENTS (Continued)

The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held for sale are sold within a few weeks of origination, they are unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value during the twelve months ended December 31, 2014 and 2013.

The following tables present financial assets and liabilities measured at fair value at December 31, 2014 and 2013 on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected.  The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the mortgage loans held for sale and interest rate lock commitments referenced in the following tables.

	Recurring Fair Value Measurements at
	December 31, 2014

	Total Carrying
	Value	Level 1	Level 2	Level 3

	(dollars in thousands)
Assets
Available for sale investment securities:
U.S. Government sponsored agencies (GSEs)	$52,289	$-	$52,289	$-
State and municipal securities	55,818	-	55,818	-
GSE residential mortgage-backed securities	161,571	-	161,571	-
Total available for sale investment securities	269,678	-	269,678	-
Mortgage loans held for sale	161,104	-	161,104	-
Other assets(1)	1,306	-	-	1,306
Total assets at fair value	$432,088	$-	$430,782	$1,306

Liabilities
Interest rate swap – cash flow hedge	$2,671	$-	$2,671	$-
Total liabilities at fair value	$2,671	$-	$2,671	$-

_____________________

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

_____________________

(1)

This amount includes mortgage related interest rate lock commitments and mortgage derivative financial instruments to hedge interest rate risk for mortgage loans held for sale. Interest rate lock commitments were recorded on a gross basis.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.     FAIR VALUE MEASUREMENTS (Continued)

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ending December 31, 2014 and 2013.  There were no transfers into or out of Level 3, nor were there any transfers between Level 1 and Level 2 during these periods.

Other
Year ended December 31, 2014:	Assets(1)

(dollars in thousands)
Beginning balance, December 31, 2013	$1,762
Total gains (losses) included in earnings:(2)
Mortgage IRLCs	2,323
Mortgage securities forward commitments	(2,779)
Ending balance, December 31, 2014(3)	$1,306

Other
Year ended December 31, 2013:	Assets(1)

(dollars in thousands)
Beginning balance, December 31, 2012	$287
Total gains (losses) included in earnings:(2)
Mortgage IRLCs	266
Mortgage securities forward commitments	1,209
Ending balance, December 31, 2013(3)	$1,762

_____________________

(1)	Includes mortgage related IRLCs and derivative financial instruments entered into to hedge interest rate risk.
(2)	Amounts included in earnings are recorded in mortgage banking activities.
(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

A significant unobservable input utilized in the determination of fair value of other assets was a pull through rate, which was 80% as of December 31, 2014. A pull through rate is management’s assumption as to the percentage of loans in the pipeline that will close and eventually fund. It is based on the Company’s historical fall-out activity. Significant increases in this input in isolation would result in a significantly higher fair value measurement and significant decreases would result in a significantly lower fair value measurement. In addition, the fair value of an IRLC includes mortgage servicing rights that do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.     FAIR VALUE MEASUREMENTS (Continued)

	For Items Measured at Fair Value Pursuant to
	Election of the Fair Value Option: Fair Value
	Gain (Loss) related to Mortgage Banking Activities

	Twelve Months Ended

	December 31, 2014	December 31, 2013

	(dollars in thousands)
Mortgage loans held for sale	$4,224	$2,620

The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale including escrow for which the fair value option (“FVO”) has been elected as of December 31, 2014 and 2013.

December 31, 2014

Aggregate Unpaid
		Principal Balance	Fair Value Over
	Aggregate Fair	with Escrow	Unpaid
	Value	Under FVO	Principal

Loans held for sale	$161,104	$154,602	$6,502

December 31, 2013

Aggregate Unpaid
		Principal Balance	Fair Value Over
	Aggregate Fair	with Escrow	Unpaid
	Value	Under FVO	Principal

Loans held for sale	$110,669	$109,193	$1,476

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.     FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes financial assets measured at fair value on a nonrecurring basis:

	Nonrecurring Fair Value Measurements at
	December 31, 2014

	Total Carrying
	Value	Level 1	Level 2	Level 3

	(dollars in thousands)
Assets
Impaired Loans(1)	$11,679	$-	$-	$11,679
Non-acquired OREO	577	-	-	577
Acquired OREO non-covered	2,721	-	-	2,721
Acquired OREO covered	5,107	-	-	5,107
Mortgage servicing rights (MSR)	5,619	-	-	5,619
Total	$25,703	$-	$-	$25,703

	Nonrecurring Fair Value Measurements at
	December 31, 2013

	Total Carrying
	Value	Level 1	Level 2	Level 3

	(dollars in thousands)
Assets
Impaired Loans(1)	$11,418	$-	$-	$11,418
OREO	3,482	-	-	3,482
Covered OREO	7,053	-	-	7,053
Mortgage servicing rights (MSR)	202	-	-	202
Total	$22,155	$-	$-	$22,155

_____________________

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

The following table presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

Quantitative Information about Level 3 Fair Value Measurements:

	Fair Value at		Unobservable	Range
(dollars in thousands)	December 31, 2014	Valuation Technique	Input	(Weighted Average)
Impaired loans	$11,679	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (48%) (3)
Non-acquired OREO	577	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (79%) (3)
Acquired OREO non-covered	2,721	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (68%) (3)
Acquired OREO covered	5,107	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (75%) (3)
MSR	5,619	Discounted cash flows	Discount rate	10%
			Prepayment Speeds	8-10%

_____________________

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)

Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments such as historical loss experience on the type of collateral.

(3)	Ranges presented as a percentage of the non-discounted appraisals.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.     FAIR VALUE MEASUREMENTS (Continued)

				(3)
(dollars in thousands)	Fair Value at December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Impaired loans	$11,418	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (73%) (3)
OREO	3,482	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (77%) (3)
Covered OREO	7,053	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (67%) (3)
MSR	202	Discounted cash flows	Discount rate	10%
			Prepayment Speeds	9%

_____________________

(1)	Fair value is generally based on appraisals of the underlying collateral.
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

		Fair Value Measurements at
		December 31, 2014

	Carrying
	Value	Total Fair Value	Level 1	Level 2	Level 3

		(dollars in thousands)
Assets
Cash and short-term investments	$35,383	$35,383	$35,383	$-	$-
Other investments	8,510	8,510	-	-	8,510
Non-acquired loans	799,793	815,157	-	-	815,157
Acquired non-credit impaired loans	156,513	156,513	-	-	156,513
Acquired credit impaired loans:
Non-covered	86,763	86,763	-	-	86,763
Covered	42,404	42,404	-	-	42,404
FDIC loss-share receivable	23,837	23,837	-	-	23,837
Total assets at fair value	$1,153,203	$1,168,567	$35,383	$-	$1,133,184
Liabilities
Deposits	$1,322,109	$1,308,804	$-	$-	$1,308,804
Federal funds purchased and securities
sold under repurchase agreements	43,339	42,031	42,031	-	-
Other borrowings	159,247	156,885	-	-	156,885
Total liabilities at fair value	$1,524,695	$1,507,720	$42,031	$-	$1,465,689

		Fair Value Measurements at
		December 31, 2013

	Carrying
	Value	Total Fair Value	Level 1	Level 2	Level 3

		(dollars in thousands)
Assets
Cash and short-term investments	$38,183	$38,183	$38,183	$-	$-
Other investments	8,352	8,352	-	-	8,352
Non-acquired loans	684,544	696,350	-	-	696,350
Acquired non-credit impaired loans	-	-	-	-	-
Acquired credit impaired loans:
Non-covered	63,318	63,318			63,318
Covered	50,891	50,891	-	-	50,891
FDIC loss-share receivable	41,306	41,306		-	41,306
Total assets at fair value	$886,594	$898,400	$38,183	$-	$860,217
Liabilities
Deposits	$1,076,421	$1,066,943	$-	$-	$1,066,943
Federal funds purchased and securities
sold under repurchase agreements	37,648	39,661	39,661	-	-
Other borrowings	131,394	122,937	-	-	122,937
Total liabilities at fair value	$1,245,463	$1,229,541	$39,661	$-	$1,189,880

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

Cash Flow Hedge of Interest Rate Risk

During the first quarter of 2012, the Company entered into a forward starting interest rate swap agreement with a notional amount of $50.0 million to protect against variability in the expected future cash flows attributed to changes in the benchmark interest rate Libor beginning February 1, 2016 and ending February 1, 2024 on the designated notional amount of variable rate Bank debt.

The Company recognized an after-tax unrealized loss on its cash flow hedge in other comprehensive income of $1.6 million as of December 31, 2014.

The Company recognized a $2.7 million cash flow hedge liability in other liabilities on the Consolidated Balance Sheet at December 31, 2014.  There was no ineffectiveness in the cash flow hedge during the year ended December 31, 2014.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong. Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes.  As of December 31, 2014, the Company was required to provide collateral of $3.1 million for the derivative.  Also, the Company has a netting agreement with the counterparty.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10.     DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Derivative Instruments – Mortgage Lending Activities

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale for which the fair value option has been elected. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing rights. Derivative instruments used include forward commitments, mandatory commitments and best effort commitments. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. As of December 31, 2014, the Company recognized a net derivative asset related to mortgage lending activities of $2.9 million, and a net realized gain of $2.2 million for the year ended December 31, 2014.

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

	Contract Amount

	December 31,	December 31,
	2014	2013

	(dollars in thousands)
Mortgage-backed securities forward
commitments	$180,500	$128,000
Best efforts sale commitments	102,058	19,418
Total commitments	$282,558	$147,418

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

		Mortgage	Holding
Year ended December 31, 2014	Bank	Banking	Company	Totals

	(dollars in thousands)
Net interest income	$59,795	$3,352	$-	$63,147
Provision for loan losses	1,569	-	-	1,569
Noninterest income	2,331	24,243	24	26,598
Noninterest expense	50,100	26,288	966	77,354
Income tax expense (benefit)	3,168	405	(319)	3,254
Segment profit (loss)	$7,289	$902	$(623)	$7,568
Segment assets at December 31, 2014	$1,512,711	$184,606	$8,298	$1,705,615

		Mortgage	Holding
Year ended December 31, 2013	Bank	Banking	Company	Totals

	(dollars in thousands)
Net interest income	$57,803	$463	$-	$58,266
Provision for loan losses	1,735	-	-	1,735
Noninterest income	7,876	10,509	29	18,414
Noninterest expense	46,409	11,563	979	58,951
Income tax expense (benefit)	5,219	(183)	(357)	4,679
Segment profit (loss)	$12,316	$(408)	$(593)	$11,315
Segment assets at December 31, 2013	$1,246,044	$120,716	$14,165	$1,380,925

		Mortgage	Holding
Year ended December 31, 2012	Bank	Banking	Company	Totals

	(dollars in thousands)
Net interest income	$46,942	$183	$-	$47,125
Provision for loan losses	5,930	-	-	5,930
Noninterest income	8,847	5,542	10	14,399
Noninterest expense	39,870	5,352	1,030	46,252
Income tax expense (benefit)	2,825	116	(356)	2,585
Segment profit (loss)	$7,164	$257	$(664)	$6,757
Segment assets at December 31, 2012	$1,064,394	$16,382	$16,730	$1,097,506

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.     ACQUISITION ACTIVITY

Alarion Bank

On September 30, 2014, the Company completed the merger of Alarion Financial Services, Inc. and its subsidiary, Alarion Bank, with and into Heritage Financial Group, Inc. and its subsidiary HeritageBank of the South.  In connection with the merger, the Company issued 1,158,147 shares for exchange of Alarion's shares and recorded $6.8 million in goodwill, respectively.  The Company acquired $160.5 million in non-credit impaired loans, $38.7 million in credit impaired loans, $2.0 million in other real estate owned, and $230.7 million in total deposits.  Immediately following the merger, the Company redeemed all of Alarion's preferred stock in exchange for $4.5 million in cash and 178,267 shares of the Company's common stock.  The Company completed Alarion's system conversion during the fourth quarter of 2014.

The Company elected to account for the non-credit impaired loans, acquired in the Alarion acquisition, under ASC 310–20.  ASC 310-20, Nonrefundable Fees and Other Costs, requires the discount to be accreted through earnings based on estimated cash flows over the estimated life of the loan.  The Company elected to account for the credit impaired loans acquired in the Alarion acquisition under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Topic 310-30 applies to a loan with evidence of deterioration of credit quality since origination, acquired by completion of a transfer for which it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. Topic 310-30 prohibits carrying over or creating an allowance for loan losses upon initial recognition for loans that fall under its scope.

The Alarion merger was accounted for using the acquisition method of accounting and the assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value as of the acquisition date.  Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition and are detailed in the following table:

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12.     ACQUISITION ACTIVITY (continued)

		Initial		Subsequent
		Fair Value		Fair Value	As Recorded
	Acquired	Adjustments		Adjustments	by the Company

Assets	(dollars in thousands)
Cash and cash equivalents	$4,199	$-		$-	$4,199
Fed funds sold	430			-	430
Securities available to sale	39,372	-		18	39,390
FHLB and other bank stock	926	-		-	926
Loans held for sale	6,753	191	(a)	-	6,944
Non-credit impaired loans	161,343	(841)	(b)	-	160,502
Credit impaired loans	45,751	(7,082)	(c)	-	38,669
Premises and equipment	13,944	(2,721)	(d)	-	11,223
Other real estate owned	2,549	(558)	(e)	-	1,991
Core deposit intangible	-	2,499	(f)	-	2,499
Deferred tax asset	3,665	4,971	(g)	-	8,636
Other assets	1,037	154	(h)	-	1,191
Total assets	$279,969	$(3,387)		$18	$276,600
Liabilities
Noninterest-bearing deposits	$1,650	$-		$-	$1,650
Interest-bearing deposits	228,354	662	(i)	-	229,016
Federal funds purchased and sold under agreements to
repurchase	3,224	-		-	3,224
Other borrowings	13,000	921	(j)	18	13,939
Preferred dividends payable	1,194	(27)	(k)	-	1,167
Preferred stock	6,840				6,840
Other liabilities	4,255			-	4,255
Total liabilities	$258,517	$1,556		$18	$260,091

Net identifiable assets acquired over (under) liabilities assumed	21,452	(4,943)		-	16,509
Goodwill		6,883			6,883
Net assets acquired over liabilities assumed	$21,452	$1,940		$-	$23,392

Consideration:
Common shares issued	1,158,147
Purchase price per share of the Company's common stock	$20.19
Total share consideration	$23,383

Company common stock issued and cash exchanged for
fractional shares and stock appraisal rights	$9
Fair value of total consideration transferred	$23,392

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.      ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of the following for the periods indicated:

	December 31,
	2014	2013
	(dollars in thousands)

Loans	$4,153	$3,262
Other interest earning assets	4	5
GSE residential mortgage-backed
securities	433	547
Other investment securities	672	674
Subtotal, securities	1,105	1,221
	$5,262	$4,488

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.      Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2014	2013

Land and improvements	$16,785	$12,571
Buildings	31,697	24,758
Furniture and equipment	21,111	17,699
Construction in progress	238	37
	69,831	55,065
Accumulated depreciation	(19,790)	(17,087)
	$50,041	$37,978

Premises held for sale	$265	$275

The Company acquired real estate, banking facilities, furniture and equipment as part of the Alarion acquisition at fair value in the amount of $11.2 million. Depreciation and amortization expense was $2.9 million, $2.6 million, and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

During the fourth quarter of 2014, the Company recognized impairment related to its former branch buildings in Guyton Georgia of $10,000.  As of December 31, 2014, these premises are carried as held for sale at $265,000.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.      Premises and Equipment (Continued)

Leases

As of December 31, 2014, the Company was leasing 3 full service branch locations, 11 mortgage offices locations and one investment office with average lease terms between one and five years.  Additionally, the Company had 2 ATM branding leasing agreements for an ATM in Albany, Georgia and an ATM in Macon, Georgia.

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

The Company also has an assignment of a 99 year land lease associated with a branch office in Ocala, Florida with a remaining life of approximately 58 years.

Rental expense under all operating leases amounted to approximately $1.7 million, $1.2 million, and $986,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum lease commitments on noncancelable operating leases, excluding any renewal options, are summarized as follows:

(dollars in thousands)
2015	$1,404
2016	1,298
2017	1,242
2018	1,204
2019	1,071
Thereafter	2,061
$8,280

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.      GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company recorded goodwill of $6.9 million associated with the purchase of Alarion Bank on September 30, 2014.  During 2010, the Company recorded goodwill of $552,000 associated with the Lake City branch acquisition.  As of December 31, 2014, the Company carried goodwill at $7.4 million. The fair value was greater than the carrying amount of goodwill based on the discounted cash flow model, and, as such, resulted in no impairment of the goodwill in 2014.  See Note 1 for additional information.

Intangible Assets

Intangible assets consist of core deposit intangibles acquired in connection with business acquisitions and mortgage servicing rights (“MSRs”).

During 2014 and 2013, the Company sold residential mortgage loans with unpaid principal balances of  $643.5 million and $20.8 million, respectively, on which the Company retained the related MSRs and receives servicing fees. The carrying value of the MSRs was $5.6 million and the fair value was $6.8 million based on the discounted cash flow model, and, as such, resulted in no impairment of the MSRs as of December 31, 2014.  At December 31, 2014 the approximate weighted average servicing fee was 0.25% of the outstanding balance of the residential mortgage loans.

The Company recorded $2.5 million core deposit intangible with the acquisition of Alarion Bank on September 30, 2014. In March 2013, the Company recorded $625,000 core deposit intangible with the acquisition of Frontier Bank.    In February 2011, the Company recorded $1.8 million core deposit intangible with the FDIC-assisted acquisition of Citizens.  Additionally, the Company recorded $850,000 core deposit intangible with the FDIC-assisted acquisition of First Southern Bank in August 2011. In June 2012, the Company recorded $169,000 core deposit intangible with the acquisition of the Auburn branch. Core deposit intangible assets were evaluated for impairment as of December 31, 2014 and, based on that evaluation, there was no impairment.

Following is a summary of information related to the core deposit intangible assets associated with these acquisitions based on the Company's allocations:

	As of December 31, 2014		As of December 31, 2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

The Tattnall Bank	$263	$154	$263	$128
Lake City, Florida branch	460	270	460	224
Park Avenue Bank branches	1,912	1,040	1,912	849
Citizens Bank of Effingham	1,778	1,098	1,778	861
First Southern National Bank	850	471	850	349
Auburn, Alabama branch	169	74	169	47
Frontier Bank	625	207	625	99
Alarion Bank	2,499	123	-	-
Core deposit intangibles	$8,556	$3,437	$6,057	$2,557

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.      GOODWILL AND INTANGIBLE ASSETS (Continued)

Intangible Assets (Continued)

The estimated core deposit intangible amortization expense for each of the next five years as of December 31, 2014 is as follows:

(dollars in thousands)
2015	$1,149
2016	1,032
2017	914
2018	796
2019	522
Thereafter	706
$5,119

There was $879,000,  $809,000 and $781,000 of amortization expense recorded during the years ended December 31, 2014, 2013 and 2012, respectively.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16.      DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2014 and 2013 was $ 254.1 million and $228.4 million, respectively.

The scheduled maturities of time deposits at December 31, 2014 are as follows:

2015	$306,532
2016	94,017
2017	33,906
2018	16,979
2019	12,966
Thereafter	204
$464,604

Overdraft deposit accounts reclassified to loans totaled approximately $637,000 and $574,000 at December 31, 2014 and 2013, respectively.

The Company had $108.0 million and $111.5 million in brokered deposits as of December 31, 2014 and 2013, respectively.

The depositors of the Company are insured by the FDIC.  This insurance coverage generally insures each depositor up to $250,000.  Amounts in excess of $250,000 are generally not insured.

The following table presents the interest expense for each major category of deposits for periods indicated:

	Years Ended December 31,
	2014	2013	2012
Interest Expense:
Interest bearing demand	$194	$170	$270
Savings and money market	1,270	1,090	1,139
Retail time deposits	2,798	2,453	3,349
Wholesale time deposits	583	364	116
	$4,845	$4,077	$4,874

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

	December 31,
	(dollars in thousands)
	2014	2013	2012
Changes in benefit obligations:
Obligations at beginning of year	$10,694	$13,191	$11,776
Service cost	558	703	818
Interest cost	551	550	522
Benefits paid	(79)	(1,191)	(1,192)
Actuarial (gain) loss	2,996	(2,559)	1,267
Obligations at end of year	$14,720	$10,694	$13,191

Changes in plan assets:
Fair value of assets at beginning of year	$8,681	$8,865	$8,097
Actual return on assets	(58)	757	960
Company contributions	1,710	250	1,000
Benefits paid	(79)	(1,191)	(1,192)
Fair value of assets at end of year	$10,254	$8,681	$8,865

Funded status at end of year, included in other liabilities	$4,466	$2,013	$4,326

Pretax amounts recognized in accumulated other
comprehensive income consist of:
Net loss	$6,481	$2,979	$6,191
Prior service cost	121	130	139
	$6,602	$3,109	$6,330

Accumulated benefit obligation	$12,617	$9,139	$10,895

Net periodic benefit cost:
Service cost	$558	$703	$819
Interest cost	551	550	521
Expected return on plan assets	(674)	(684)	(585)
Amortization of prior losses	225	580	565
Amortization of service costs	9	9	9
Net periodic benefit cost	$669	$1,158	$1,329

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.      Employee Benefit Plans (Continued)

Pension Plan (Continued)

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (loss):

	December 31,
	2014	2013	2012
	(dollars in thousands)
Current year actuarial (gain) loss	$3,727	$(2,632)	$892
Amortization of prior losses	(225)	(580)	(565)
Amortization of prior service costs	(9)	(9)	(9)
Total recognized in accumulated other comprehensive income (loss)	$3,493	$(3,221)	$318

	December 31,
	2014	2013
Assumptions used in computations:
In computing ending obligations:
Discount rate	5.25%	4.25%
Rate of compensation increase	3.00%	3.00%
In computing expected return on plan assets	7.50%	7.50%

To determine the expected rate of return on plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various categories of plan assets.  The approximate allocation of plan assets as of December 31, 2014 and 2013 is as follows:

	2014(1)	2013

Fixed income	-%	21.30%
Equities	-%	37.70%
Balanced	-%	26.10%
Cash and cash equivalents	100.00%	13.10%
Other	-%	1.80%
(1)	As a result of the pending merger with Renasant and in preparation of dissolving the plan, all plan assets were moved into cash and cash equivalents during December 2014.

Plan fiduciaries set investment policies and strategies for the plan assets.  Long-term strategic investment objectives include capital appreciation through balancing risk and return.

The Company expects to contribute $6.0 million to the plan during 2015.

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during 2014 are as follows:

(dollars in thousands)
Prior service cost	$9
Net loss	596
$605

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.      Employee Benefit Plans (Continued)

Pension Plan (Continued)

Estimated future benefit payments, which reflect expected future service, as appropriate, are as follows:

Fiscal Year	Amount
(dollars in thousands)
2015	$536
2016	494
2017	700
2018	1,966
2019	2,634
2020-2024	6,372

401(K) Plan

The Company has also established a salary deferral plan under Section 401(k) of the Internal Revenue Code.  The plan allows eligible employees to defer a portion of their compensation up to 25%, subject to certain limits based on federal tax laws.  Such deferrals accumulate on a tax deferred basis until the employee withdraws the funds.  The Company matches 50% of employee’s contributions up to 4% of their salary.  Total expense recorded for the Company’s match was approximately $497,000,  $332,000 and $205,000 for the fiscal years ended December 31, 2014, 2013 and 2012, respectively.

Employee Stock Ownership Plan (ESOP)

In connection with the minority stock offering, the Company established an Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees with an effective date of June 29, 2005.  The ESOP purchased 440,700  (369,174 after the Conversion) shares of common stock from the minority stock offering with proceeds from a ten-year note in the amount of $4.4 million from the Company.  After the Conversion and stock offering, the unearned shares held by the ESOP were adjusted to reflect the 0.8377:1 exchange ratio on publicly traded shares.  Additionally, in connection with the Conversion the stock offering, the ESOP purchased 327,677 shares of common stock with proceeds from a twenty-year note in the amount of $3.3 million.

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

Contributions to the ESOP during 2014, 2013 and 2012 amounted to $785,000, $784,000,  and $1.0 million, respectively.

Compensation expense for shares committed to be released under the Company’s ESOP for the fiscal years ended December 31, 2014, 2013 and 2012 were $1.1 million, $853,000 and $669,000, respectively.  Shares held by the ESOP were as follows:

	Years Ended December 31,
	2014	2013	2012

Shares released for allocation	417,617	364,316	311,014
Unearned	279,234	332,535	385,837
Total ESOP shares	696,851	696,851	696,851

Fair value of unearned shares	$7,232,161	$6,401,293	$5,320,688

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18.      Deferred Compensation Plans

The Company has entered into separate deferred compensation arrangements with certain executive officers and directors.  The plans call for certain amounts payable at retirement, death or disability.  The estimated present value of the deferred compensation is being accrued over the remaining expected service period.  The Company has purchased life insurance policies which they intend to use to finance this liability.  Cash surrender value of life insurance of $24.9 million and $24.2 million as of December 31, 2014 and 2013, respectively, is separately stated on the consolidated balance sheets.  The Bank is generally limited by regulatory guidance to an investment in cash surrender value of bank owned life insurance (“BOLI”) of no more than 25% of Tier I capital at the time of purchase.  The Bank was in compliance with this regulatory guidance at the time of purchase.   In September of 2007, the Company accelerated vesting under its deferred compensation agreements with each of its currently serving covered directors and executives.  Under this acceleration, each covered director and executive is fully vested in their plan balance.

In July 2012, the Company elected to terminate and liquidate the deferred compensation plan agreement.  All distributions in connection with the termination of the plan were to be made no earlier than 12 months and no later than 24 months. During 2014, the remaining $255,000 was distributed from the plan.

Accrued deferred compensation of $0 and $255,000 as of December 31, 2014 and 2013, respectively, is included in other liabilities.

The Company has also entered into deferred salary agreements with certain officers electing to defer a portion of their salary.  These amounts are expensed and the plan accumulates the deferred salary plus earnings.  At December 31, 2014 and 2013, the liability for these agreements was $1.1 million and $923,000, respectively, and is included in other liabilities.

Aggregate compensation expense under the plans was $65,000,  $59,000 and $49,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

	December 31,
	2014	2013

	(dollars in thousands)
Federal funds purchased from Chattahoochee Bank of Georgia and First
Tennessee Bank with interest rates ranging from 0.15% to 1.00% maturing daily.	$156	$2,372
Sold in overnight agreements maturing in one to four days.	13,183	5,276
Sold in a structured agreement due January 25, 2018 with
a rate of 3.78% fixed until maturity.	5,000	5,000
Sold in a structured agreement due March 3, 2018 with
a rate of 3.45% fixed until maturity.	5,000	5,000
Sold in a structured agreement due March 3, 2018 with
a variable rate, that resets quarterly, of 4.37% at December 31, 2013.	5,000	5,000
Sold in a structured agreement due March 8, 2017 with
a fixed rate of 4.85% until maturity.	10,000	10,000
Sold in a structured agreement due August 21, 2017 with
a fixed rate of 4.75% until maturity.	5,000	5,000
	$43,339	$37,648

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

	December 31,
	2014	2013

	(dollars in thousands)
FHLB Advances:
0.26% fixed rate due January 22, 2015	$10,000	$-
0.24% fixed rate due February 25, 2015	5,000	-
0.23% fixed rate due March 17, 2015	5,000	-
0.21% fixed rate due March 24, 2015	19,000	-
0.18% fixed rate due January 14, 2015	10,000	-
0.20% fixed rate due January 2, 2015	3,000	-
0.21% fixed rate due January 12, 2015	12,000	-
0.21% fixed rate due January 15, 2015	5,000	-
4.23%, convertible fixed rate due August 17, 2015*	5,000	5,000
0.57% fixed rate due November 5, 2015	5,000	5,000
4.54% convertible fixed rate due October 31, 2016*	15,000	15,000
0.76%, fixed rate due November 7, 2016	5,000	5,000
3.90%, convertible fixed rate December 6, 2016(1)*	7,000	7,000
4.81%, convertible fixed rate due June 26, 2017(1)*	10,000	10,000
4.64%, convertible fixed rate due June 29, 2017(1)*	5,000	5,000
1.00%, fixed rate due November 6, 2017	5,000	5,000
2.74%, convertible fixed rate due July 23, 2018*	10,000	10,000
1.21%, fixed rate November 5, 2018	5,000	5,000
4.75%, convertible fixed rate due April 22, 2019(1)*	5,000	5,000
4.05%, convertible fixed rate due November 25, 2020(1)*	5,000	5,000
2.30% fixed rate due March 1, 2023	5,000	5,000
0.18%, fixed rate due January 16, 2014	-	15,000
0.17% fixed rate due January 30, 2014	-	15,000
7.67% fixed rate due April 15, 2014 (1)	-	24
7.67% fixed rate due April 15, 2014(1)	-	44
3.71% convertible fixed rate due September 17, 2014*	-	5,000
0.41% fixed rate due November 5, 2014	-	5,000
	$156,000	$127,068
Fair value adjustment (1)	3,247	4,326
	$159,247	$131,394

_____________________

(1)	FHLB advances acquired with the Frontier acquisition hold a fair value credit adjustment which will reduce future interest expense over the life of the borrowings.

*      Advance is convertible from fixed to floating at the FHLB’s discretion.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.      other bORROWINGS (Continued)

FHLB Advances (continued)

Net eligible loans of the Company pledged via a blanket lien to the FHLB for advances and letters of credit at December 31, 2014, were approximately $437.5 million, which gives the Company a total borrowing capacity at FHLB of approximately $200.1 million at December 31, 2014. After accounting for outstanding advances totaling $156.0 million, the Company had unused net credit available with the FHLB in the amount of approximately $44.1 million at December 31, 2014.

The FHLB advances at December 31, 2014 have maturities in future years as follows:

2015	$79,000
2016	27,000
2017	20,000
2018	15,000
2019	5,000
Thereafter	10,000
$156,000

The Company and the Bank have available unused lines of credit with various financial institutions, including the FHLB, totaling approximately $118.2 million and $99.3 million at December 31, 2014 and 2013, respectively.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21.      Income Taxes

The income tax expense in the consolidated statements of income consists of the following:

	Years Ended December 31,
	2014	2013	2012

	(dollars in thousands)
Current	$5,668	$3,882	$1,705
Deferred	(2,414)	797	880
	$3,254	$4,679	$2,585

The Company's income tax expense differs from the amounts computed by applying the federal income tax statutory rates to income before income taxes.  A reconciliation of the differences is as follows:

	Years Ended December 31,
	2014		2013		2012

	(dollars in thousands)
Tax at federal income tax rate	$3,679	34.00%	$5,438	34.00%	$3,176	34.00%
Increase (decrease)
resulting from:
Tax-exempt interest	(501)	(4.63)%	(422)	(2.64)%	(368)	(3.95)%
Bank owned
life insurance	(254)	(2.35)%	(273)	(1.70)%	(262)	(2.81)%
Employee Stock
Ownership Plan	96	0.89%	24	0.15%	(39)	(0.42)%
Other	234	2.16%	(88)	(0.55)%	78	0.83%
Provision for income
tax expense	3,254	30.07%	4,679	29.26%	2,585	27.65%
Pre-tax income
for each period	$10,822		$15,994		$9,342

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21.      Income Taxes (Continued)

The components of deferred taxes are summarized as follows:

	December 31,
	2014	2013

	(dollars in thousands)
Deferred tax assets:
Loan loss reserves	$4,013	$3,581
FDIC clawback liability	1,409	776
Alarion DTA acquired	3,694	-
Alarion FMV DTA	4,381	-
Unrealized loss (gain) on derivative	1,068	(940)
Deferred compensation	432	472
Pension liability	2,640	1,243
Unrealized loss (gain) on securities
available for sale	624	4,871
Impairment loss on securities
available for sale	-	556
Stock-based compensation	815	695
Nonaccrual loans	106	142
Premises held for sale	125	131
Other real estate owned	166	726
Deferred loans costs	193	104
Deferred pension costs	251	163
	19,917	12,520

Deferred tax liabilities:
Bargain gain purchase	1,583	2,138
Mortgage servicing rights	2,248	81
Depreciation and amortization	674	686
Core deposit intangible	254	(555)
Goodwill	74	59
Other	87	(79)
	4,920	2,330

Net deferred tax assets	$14,997	$10,190

Management performed an analysis related to the Company’s deferred tax assets for the years ended December 31, 2014 and 2013. In its analysis, the Company considered all available evidence, both positive and negative, to determine whether estimated future taxable income will be sufficient to realize these assets. The tax operating losses have been carried back against prior years’ taxable income, resulting in the tax benefits from the losses being fully realized. Based on current tax laws, there are no more income taxes that may be recovered from prior years. As a result, the realization of the deferred tax assets is solely dependent upon future taxable income.  The primary positive evidence considered was sustained taxable income for both 2014 and 2013, internal projections, economic and industry trends, historical and projected loan loss trends, the impact of regulatory reform and demographic data for the Company’s markets.  Based upon this analysis, the Company believes that future taxable income will more likely than not be sufficient to realize these assets, and thus, no valuation allowances were deemed necessary for the periods indicated above. The Company also does not have any NOL carry forwards for federal or state tax reporting as of December 31, 2014.

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

The Company's exposure to credit loss is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.  A summary of the Company's commitments is as follows:

	December 31,
	2014	2013

	(dollars in thousands)

Commitments to extend credit	$220,978	$106,179
Commitments to originate loans	160,104	59,629
Standby letters of credit	3,451	2,270
	$384,533	$168,078

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

At December 31, 2014 and 2013, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant.  The Company has not been required to perform on any financial standby letters of credit and the Company has not incurred any losses on financial standby letters of credit for the years ended December 31, 2014 and 2013.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material effect on the Company's financial statements at December 31, 2014.

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

Based on the capital level at December 31, 2014, the maximum amount under Georgia law that the Bank could loan to any one borrower and the borrower's related entities was $26.0 million for fully secured loans and $15.6 million for all other loans.  Internally, management has set a limit of $8.0 million.  These internal limits may be exceeded by approval of the Board of Directors.

NOTE 24.      Regulatory Matters

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2014, there was approximately $4.0 million available for dividend declaration without regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital, as defined by the regulations, to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined.  Management believes, as of December 31, 2014 and 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24.      Regulatory Matters (Continued)

As of December 31, 2014 and 2013, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  Prompt corrective action provisions are not applicable to bank holding companies.

The Company and the Bank’s actual capital amounts and ratios are presented in the following table.

			For Capital		To Be Well Capitalized
			Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2014
Total Capital to Risk Weighted Assets
Consolidated	$163,545	13.00%	$100,972	8.00%	$	N/A	-
HeritageBank of the South	155,308	12.30%	100,626	8.00%		125,782	10.00%
Tier I Capital to Risk Weighted Assets
Consolidated	$153,400	12.20%	$50,486	4.00%	$	N/A	-
HeritageBank of the South	145,163	11.50%	50,313	4.00%		75,469	6.00%
Tier I Capital to Average Assets:
Consolidated	$153,400	8.80%	$69,471	4.00%	$	N/A	-
HeritageBank of the South	145,163	8.40%	69,279	4.00%		86,599	5.00%

As of December 31, 2013
Total Capital to Risk Weighted Assets
Consolidated	$137,549	14.50%	$76,023	8.00%	$	N/A	-
HeritageBank of the South	123,439	13.20%	74,890	8.00%		93,613	10.00%
Tier I Capital to Risk Weighted Assets
Consolidated	$128,594	13.50%	$38,012	4.00%	$	N/A	-
HeritageBank of the South	114,484	12.20%	37,445	4.00%		56,167	6.00%
Tier I Capital to Average Assets:
Consolidated	$128,594	9.50%	$54,049	4.00%	$	N/A	-
HeritageBank of the South	114,484	8.50%	53,711	4.00%		67,139	5.00%

Heritage Financial Group, Inc. is subject to Georgia capital requirements for holding companies.

At December 31, 2014, Heritage Financial Group, Inc. had total equity of $160.0 million, or 9.4% of total assets as of that date.  Under Georgia capital requirements for holding companies, Heritage Financial Group, Inc. had Tier I leverage capital of $153.4 million or 8.8%, which was $83.9 million above the 4.0% requirement.

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24.      Regulatory Matters (Continued)

Under federal law, the Bank is subject to the qualified thrift lender test.  The qualified thrift lender test requires a savings institution to have at least 65% of its portfolio assets in housing related to finance and other specified areas.  If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or the Bank must convert to a commercial bank charter.  Management believes that the Bank meets this test.

As a Georgia savings bank, the Bank is subject to less restrictive regulations.  Under Georgia regulations, the Bank is required to have no more than 50% of its assets in commercial real estate and business loans.

A reconciliation of the Bank's capital included in its balance sheets and the regulatory capital amounts follows:

	December 31,
	2014	2013
	(dollars in thousands)
Total capital per balance sheet	$151,782	$110,954
Regulatory capital adjustments:
Net unrealized losses (gains) on available for sale securities	936	7,307
Accumulated net gains on cash flow hedges	5,564	455
Disallowed goodwill and other disallowed intangible assets	(12,557)	(4,050)
Disallowed deferred tax assets	-	-
Disallowed servicing rights	(562)	(182)

Total Tier 1 Capital	145,163	114,484

Allowance for loan and lease losses includible in Tier 2 capital	10,145	8,955
Unrealized gains on available for sale equity
securities includible in Tier 2 capital	-	-

Total Tier 1 and 2 Capital	$155,308	$123,439

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25.      Condensed Financial Information of HERITAGE FINANCIAL GROUP, Inc. (Parent Company Only)

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2014	2013

Assets
Cash and due from banks	$4,231	$10,181
Other equity securities, at cost	1,010	1,010
Investment in subsidiary	151,782	110,954
Premises and equipment, net	470	447
Other assets	2,587	2,526

Total assets	$160,080	$125,118

Liabilities
Other liabilities	$62	$55

Stockholders' equity	160,018	125,063

Total liabilities and stockholders' equity	$160,080	$125,118

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25.      Condensed Financial Information of HERITAGE FINANCIAL GROUP, Inc. (Parent Company Only) (Continued)

CONDENSED STATEMENTS OF INCOME

(Dollars in thousands)

	Years Ended December 31,
	2014	2013	2012

Income
Dividends from subsidiary	$-	$3,710	$2,186
Interest	-	-	-
Other noninterest income	24	30	11
Total income	24	3,740	2,197

Expense
Depreciation	19	16	14
Other expense	947	963	1,016
Total expense	966	979	1,030

Income (loss) before income tax benefits
and equity in undistributed earnings
of subsidiary	(942)	2,761	1,167

Income tax benefits	319	357	356

Income (loss) before equity in
undistributed earnings of subsidiary	(623)	3,118	1,523

Equity in undistributed earnings
of subsidiary	8,191	8,197	5,234

Net income	$7,568	$11,315	$6,757

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 25.      Condensed Financial Information of HERITAGE FINANCIAL GROUP, Inc. (Parent Company Only) (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012

OPERATING ACTIVITIES
Net income	$7,568	$11,315	$6,757
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	19	16	14
Excess tax shortfall related to
stock-based compensation plans	(27)	(10)	8
Stock-based compensation expense	260	259	259
Equity in undistributed earnings of subsidiary	(8,191)	(8,197)	(5,234)
Other operating activities	(3,864)	(1,178)	(195)
Total adjustments	(11,803)	(9,110)	(5,148)

Net cash provided by (used in) operating activities	(4,235)	2,205	1,609

INVESTING ACTIVITIES
Contribution to subsidiary	-	(2,000)	-
Purchase of premises and equipment	-	(24)	(3)
Net cash received from acquisition activity	65
Proceeds from maturities of securities available for sale	-	-	-
Proceeds from fair value transfer of securities to subsidiary	-	-	-

Net cash provided by (used in) investing activities	65	(2,024)	(3)

FINANCING ACTIVITIES
Shares released to employee stock ownership plan	1,065	853	669
Excess tax benefit related to
stock-based compensation plans	27	10	(8)
Proceeds for stock exercise	69	503	-
Purchase of shares, net	(1,048)	(5,267)	(7,220)
Dividends paid to stockholders	(1,893)	-	(2,832)

Net cash used in financing activities	(1,780)	(3,901)	(9,391)

Net increase (decrease) in cash and due from banks	(5,950)	(3,720)	(7,785)

Cash and due from banks at beginning of year	10,181	13,901	21,686

Cash and due from banks at end of year	$4,231	$10,181	$13,901

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 26.     stock repurchase plan

In April 2014, the Company’s Board of Directors extended its stock repurchase program to repurchase 344,179 shares, or 5% of the Company's currently outstanding common stock. The repurchase program expires in April 2015, unless the program is extended or completed earlier.  As of December 31, 2014, the Company had purchased 41,734 shares at an average price of $13.65 per share under the program for a total of $1.1 million.  As a result, the Company has remaining authorization to repurchase up to approximately 302,445 shares under the program.

NOTE 27.     SUBSEQUENT EVENTS

Subsequent events and transactions that occurred after December 31, 2014 but prior to March 13, 2015, the date these financial statements were available to be issued, have been evaluated for potential recognition or disclosure in these financial statements.

On January 20, 2015, the Company completed its previously announced branch acquisition from The PrivateBank and Trust Company. The branch is located at 3169 Holcomb Bridge Road, Norcross, Georgia and the acquisition added $37 million in loans and $107 million in deposits before applying fair value adjustments.