Form 10-Q
period 2015-03-31
Heritage Financial Group Inc
filed 2015-05-11
CIK 1493491

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________________________________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Commission File Number 001-34902

______________________________________________________________

HERITAGE FINANCIAL GROUP, INC.

(A Maryland Corporation)

IRS Employer Identification Number 38-3814230

721 N. Westover Blvd., Albany, GA 31707

229-420-0000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐   Accelerated filer ☑   Non-accelerated filer (Do not check if a smaller reporting company) ☐   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☑

Indicate the number of shares outstanding of each issuer’s classes of common equity, as of the latest practicable date:  At April 30, 2015, there were 9,245,957 shares of issuer’s common stock outstanding.

Index

HERITAGE FINANCIAL GROUP, INC.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	Unaudited
	March 31,	December 31,
	2015	2014
Assets
Cash and due from banks	$31,947	$29,107
Interest-bearing deposits in banks	3,419	6,135
Federal funds sold	979	141
Total cash and cash equivalents	36,345	35,383
Securities available for sale, at fair value	262,856	269,678
Federal Home Loan Bank stock, at cost	9,139	8,510
Other equity securities, at cost	1,010	1,010
Loans held for sale	233,466	161,104
Loans:
Non-acquired loans	807,101	799,793
Acquired non-credit impaired loans	182,213	156,513
Acquired credit impaired loans non-covered	84,123	86,763
Acquired credit impaired loans covered	40,834	42,404
Less allowance for loan losses	10,010	10,034
Loans, net	1,104,261	1,075,439
Non-acquired other real estate owned	1,951	577
Acquired non-covered other real estate owned	2,623	2,721
Acquired covered other real estate owned	4,714	5,107
Total other real estate owned	9,288	8,405
FDIC loss-share receivable	20,170	23,837
Premises and equipment, net	49,810	50,041
Goodwill and intangible assets, net	24,889	18,177
Cash surrender value of bank owned life insurance	25,114	24,931
Other assets	31,480	29,100
	$1,807,828	$1,705,615
Liabilities and Stockholders' Equity
Noninterest bearing deposits	$253,811	217,869
Interest bearing deposits	1,140,300	1,104,240
Total deposits	1,394,111	1,322,109
Federal funds purchased and securities sold under repurchase agreements	41,128	43,339
Other borrowings	181,981	159,247
Other liabilities	26,750	20,902
Total liabilities	1,643,970	1,545,597
Commitments and Contingencies
Stockholders' equity
Preferred stock, par value; $0.01; 5,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock, par value $0.01; 45,000,000 shares authorized;
9,239,498 and 9,238,973 shares issued and outstanding, respectively	92	92
Capital surplus	106,331	105,965
Retained earnings	66,527	63,289
Accumulated other comprehensive loss, net of tax benefit of $4,277 and $4,333, respectively	(6,415)	(6,500)
Unearned employee stock ownership plan (ESOP) shares, 265,909 and 279,234 shares, respectively	(2,677)	(2,828)
Total stockholders' equity	163,858	160,018
	$1,807,828	$1,705,615

See Notes to Consolidated Financial Statements

Index

HERITAGE FINANCIAL GROUP, INC AND SUBSIDIARY

Consolidated Statements of Income (Unaudited)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in Thousands except per share data)

	For the Three Months
	Ended March 31,
	2015	2014
Interest income
Interest and fees on loans	$17,376	$13,350
Interest on loans held for sale	1,730	1,025
Interest on taxable securities	958	1,206
Interest on nontaxable securities	351	354
Interest on federal funds sold	2	1
Interest on deposits in other banks	12	19
	20,429	15,955
Interest expense
Interest on deposits	1,202	1,140
Interest on other borrowings	778	844
	1,980	1,984
Net interest income	18,449	13,971
Provision for loan losses	75	170
Net interest income after provision	18,374	13,801
Noninterest income
Service charges on deposit accounts	1,386	1,443
Bankcard services income	923	889
Other service charges, commissions and fees	261	162
Brokerage fees	597	566
Mortgage banking activities	11,080	2,166
Bank-owned life insurance	182	189
Accretion of FDIC loss share receivable	(2,883)	(2,031)
Other	111	103
	11,657	3,487
Noninterest expense
Salaries and employee benefits	15,654	8,580
Equipment and occupancy	2,704	1,995
Advertising and marketing	392	228
Professional fees	272	451
Information services expenses	1,594	1,200
Net loss on sales and write-downs of
other real estate owned	123	318
Net gain on sales and write-downs of
acquired other real estate owned	(98)	(264)
Foreclosed asset expenses	113	87
Foreclosed acquired asset expenses	120	333
FDIC insurance and other regulatory fees	334	244
Acquisition related expenses	253	52
Deposit intangible expenses	321	196
FDIC loss-share clawback expenses	11	543
Other operating expenses	2,307	1,513
	24,100	15,476
Income before income taxes	5,931	1,812
Applicable income tax	2,047	469
Net income	$3,884	$1,343
Earnings per common share:
Basic earnings per share	$0.44	$0.18
Diluted earnings per share	$0.43	$0.18
Weighted average-common shares outstanding:
Basic	8,889,252	7,422,044
Diluted	9,117,388	7,581,775

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in Thousands)

	For the Three Months
	Ended March 31,
	2015	2014
Net income	$3,884	$1,343
Other comprehensive income:
Unrealized losses on cash flow hedge, net of tax benefit of $546 and $636 for the quarter, respectively	(819)	(954)
Unrealized holding gains on securities arising during the period, net of tax of $603 and $1,713 for the quarter, respectively	904	2,569
Total other comprehensive income	85	1,615
Comprehensive income	$3,969	$2,958

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2015 (Unaudited)

And The Year Ended December 31, 2014

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

For the Three Months Ended March 31, 2015 (Unaudited)

And The Year Ended December 31, 2014

(Dollars in Thousands, except per share data)

						Accumulated

						Other

						Compre-

	Common Stock		Capital	Retained	Unearned ESOP	hensive Income/

	Shares	Par Value	Surplus	Earnings	Shares	(Loss)	Total
Balance, December 31, 2014	9,238,973	$92	$105,965	$63,289	$(2,828)	$(6,500)	$160,018
Net income	-	-	-	3,884	-	-	3,884
Cash dividend declared,
$0.07 per share	-	-	-	(646)	-	-	(646)
Exercise of 962
common stock options	962	-	(7)	-	-	-	(7)
Forfeiture of 360 shares of
restricted common stock	(360)	-	-	-	-	-	-
Repurchase of 77 shares
of common stock	(77)	-	(1)	-	-	-	(1)
Stock-based compensation expense	-	-	248	-	-	-	248
Other comprehensive income	-	-	-	-	-	85	85
ESOP shares earned, 13,325 shares	-	-	180	-	151	-	331
Tax benefit on ESOP expense	-	-	(54)	-	-	-	(54)
Balance, March 31, 2015	9,239,498	$92	$106,331	$66,527	$(2,677)	$(6,415)	$163,858

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

 (Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES	$3,884	$1,343
Net income
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation and amortization	740	723
Amortization of intangibles	538	213
Provision for loan losses	75	170
Provision (benefit) for deferred taxes	2,011	(2,452)
Net loss on sales and
write-downs of other real estate owned	123	318
Net gain on sales and write-downs of acquired other real estate owned	(98)	(264)
Amortization of available for sale discounts and premiums, net	450	561
Accretion of FDIC loss-share receivable	2,883	2,031
Increase in bank-owned life insurance	(182)	(189)
ESOP compensation expense	331	252
Stock-based compensation expense	248	224
Excess tax related to ESOP	54	22
Net change in:
Increase in loans held for sale	(72,362)	(15,767)
Increase in mortgage servicing rights	(2,402)	(717)
(Increase) decrease in interest receivable	164	(56)
Increase (decrease) in interest payable	33	(15)
Decrease in FDIC loss-share receivable	784	1,639
Net other operating activities	(421)	(850)
Total adjustments	(67,031)	(14,157)
Net cash used in operating activities	(63,147)	(12,814)
INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	-	168
Proceeds from maturities and calls of securities available for sale	7,879	7,926
Purchases of securities available for sale	-	(15,118)
(Increase) decrease in interest-bearing deposits in banks	2,715	(7,246)
(Increase) decrease in Federal Home Loan Bank stock	(628)	1,060
Increase in federal funds sold	(838)	(1,085)
(Increase) decrease in loans, net	5,450	(11,967)
Net cash received from acquisition activity	66,339	-
Purchases of premises and equipment	(467)	(1,349)
Proceeds from sales of other real estate owned	1,072	2,467
Net cash (used in) provided by investing activities	81,522	(25,144)

See Notes to Consolidated Financial Statements.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

 (Dollars in thousands)

	Three Months Ended March 31,

	2015	2014
FINANCING ACTIVITIES
Increase (decrease) in deposits	$(35,616)	$50,233
Decrease in federal funds purchased and securities sold under repurchase agreements	(2,211)	(3,863)
Net proceeds from other borrowings	23,000	(15,000)
Excess tax benefit related to ESOP	(54)	(22)
Proceeds from exercise of stock option	(7)	2
Repurchase of common stock	(1)	-
Dividends paid to stockholders	(646)	(493)
Net cash provided by (used in) financing activities	(15,535)	30,857
Net (decrease) increase in cash and due from banks	2,840	(7,101)
Cash and due from banks at beginning of period	29,107	34,804
Cash and due from banks at end of period	$31,947	$27,703
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,990	$1,999
Income taxes	$61	$2,944
NONCASH TRANSACTIONS
Principal balances of loans transferred to other real estate owned	$1,971	$712

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

The accompanying consolidated financial information of the Company as of March 31, 2015 and 2014 is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations.  The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2.     EARNINGS PER SHARE

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period, excluding unallocated shares of the Employee Stock Ownership Plan and unvested shares of issued restricted stock.

The components used to calculate basic and diluted earnings per share follows:

	For the Three Months
	Ended March 31,
	2015	2014

	(dollars in thousands, expect per share data

Basic earnings and shares:
Net income	$3,884	$1,343
Weighted-average basic shares outstanding	8,889,252	7,422,044
Basic earnings per share	$0.44	$0.18

Diluted earnings and shares:
Net income	$3,884	$1,343
Weighted-average basic shares outstanding	8,889,252	7,422,044
Add: Stock options and nonvested shares	228,136	159,731
Weighted-average diluted shares outstanding	9,117,388	7,581,775
Diluted earnings per share	$0.43	$0.18

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.     SHARE BASED COMPENSATION

On May 17, 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan (the “2006 Plan”).  The purpose of the 2006 Plan is to promote the long-term growth and profitability of Heritage Financial Group, Inc. to provide directors, advisory directors, officers and employees of Heritage Financial Group, Inc. and its affiliates with an incentive to achieve corporate objectives, to attract and retain individuals of outstanding competence, and to provide such individuals with an equity interest in Heritage Financial Group, Inc.  Under the 2006 Plan, the Compensation Committee of the Board of Directors has discretion to award up to 645,990 shares, of which 461,422 were available as stock options or stock appreciation rights and 184,568 shares were available as restricted stock awards.  There were no grants awarded from this plan and 2,465 stock options were exercised during the three months ended March 31, 2015.  As of March 31, 2015, there were approximately 12,800 restricted stock awards and 56,963 options available to be granted from the 2006 Plan.

On June 22, 2011, the Company’s stockholders approved the 2011 Equity Incentive Plan (the “2011 Plan”).  Under the 2011 Plan, the Compensation Committee has the discretion to award up to 573,481 shares, of which 409,429 were available as stock options or stock appreciation rights and 163,852 were available as restricted stock awards.  On July 1, 2011, the Company granted 117,530 restricted stock awards and 334,870 stock options from this plan. On October 1, 2012, the Company granted 15,600 restricted stock awards and 31,900 stock options from this plan.   Additionally, on April 1, 2014, the Company granted 14,000 restricted stock awards and 24,200 stock options from this plan. There were 380 options exercised from this plan during the three months ended March 31, 2015.  As of March 31, 2015, there were approximately 13,203 restricted stock awards and 14,284 options available to be granted from the 2011 Plan.

The Company granted restricted awards that may not be sold or otherwise transferred until certain restrictions have lapsed.  The unearned compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse (generally one to five years).  The share-based expense for these awards was determined based on the market price of the Company's stock at the date of grant applied to the total number of shares that were anticipated to fully vest, amortized over the vesting period.  As of March 31, 2015, there was approximately $771,000 of unrecognized compensation associated with these awards.  For the three months ended March 31, 2015 and 2014, we recognized compensation expense associated with these awards of approximately $99,000 and $81,000, respectively.

The Company recognized compensation expense related to stock options of approximately $149,000 and $143,000, respectively, for the three months ended March 31, 2015 and 2014.  At March 31, 2015, there was approximately $898,000 of unrecognized compensation related to stock options.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.     SECURITIES

The amortized cost and fair value of securities available for sale with gross unrealized gains and losses are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

March 31, 2015:	(dollars in thousands)
U.S. Government sponsored agencies (GSEs)	$52,167	$174	$(552)	$51,789
State and municipal securities	54,448	1,320	(426)	55,342
GSE residential mortgage-backed securities	156,293	822	(1,390)	155,725
Total securities	$262,908	$2,316	$(2,368)	$262,856
December 31, 2014:
U.S. Government sponsored agencies (GSEs)	$53,149	$120	$(980)	$52,289
State and municipal securities	54,889	1,364	(435)	55,818
GSE residential mortgage-backed securities	163,200	666	(2,295)	161,571
Total securities	$271,238	$2,150	$(3,710)	$269,678

The amortized cost and fair value of debt securities available for sale by contractual maturity are shown below.  Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty.  Therefore, these securities are not included in the maturity categories in the following maturity summary.

	March 31, 2015		December 31, 2014
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

	(dollars in thousands)
One year or less	$-	$-	$-	$-
One to five years	19,938	19,838	21,850	21,651
Five to ten years	48,078	48,185	48,216	47,852
Over ten years	38,599	39,108	37,972	38,604
Mortgage-backed securities	156,293	155,725	163,200	161,571
	$262,908	$262,856	$271,238	$269,678

Securities with a carrying value of approximately $177.9 million and $181.3 million at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required or permitted by law.  The balance of pledged securities in excess of the pledging requirements was $61.8 million at March 31, 2015 and December 31, 2014.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.     SECURITIES (Continued)

The gross realized gains and losses recognized in income are reflected in the following table:

	For the Three Months
	Ended March 31,
	2015	2014

	(dollars in thousands)
Gross gains recognized on sales of securities	$-	$1
Gross losses recognized on sales of securities	-	(1)
Net realized gains on sales of securities available for sale	$-	$-

The following table shows the gross unrealized losses and fair value of securities aggregated by category and length of time that securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses

	(dollars in thousands)
March 31, 2015:
U.S. Government sponsored agencies
(GSEs)	$25,213	$(237)	$16,669	(315)	$41,882	$(552)
State and municipal securities	10,986	(147)	7,931	(279)	18,917	(426)
GSE residential mortgage-backed
securities	43,235	(334)	56,142	(1,056)	99,377	(1,390)
Total temporarily impaired securities	$79,434	$(718)	$80,742	$(1,650)	$160,176	$(2,368)
December 31, 2014 :
U.S. Government sponsored agencies
(GSEs)	$4,439	$(14)	$40,475	(966)	$44,914	$(980)
State and municipal securities	4,002	(25)	14,901	(410)	18,903	(435)
GSE residential mortgage-backed
securities	6,747	(24)	105,684	(2,271)	112,431	(2,295)
Total temporarily impaired securities	$15,188	$(63)	$161,060	$(3,647)	$176,248	$(3,710)

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.     SECURITIES (Continued)

At March 31, 2015, total unrealized losses decreased to $2.4 million, or 1.5% of the temporarily impaired securities, compared to $3.7 million, or 2.1% of the temporarily impaired securities, at December 31, 2014.  The unrealized losses at March 31, 2015 relate to 39 agencies, 42 state and municipal obligations and 81 mortgage-backed securities.   In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer's financial condition, and the issuer's anticipated ability to pay the contractual cash flows of the investments.

The Company does not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that the Company will be required to sell the debt securities; therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2015.  Management continues to monitor all of these securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.  At March 31, 2015, the Company held certain investment securities having continuous unrealized loss positions for more than 12 months.  All of these losses were in 15 agencies, 44 mortgage-backed securities and 19 municipal securities. The unrealized losses arose from changes in interest rates and market conditions as of March 31, 2015.

Other-Than-Temporary Impairment

The Company reviews its investment portfolio on a quarterly basis judging each investment for other-than-temporary impairment (“OTTI”).  Management does not have the intent to sell any of the temporarily impaired investments and believes it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The OTTI analysis focuses on the duration and amount a security is below book value and assesses a calculation for both a credit loss and a non-credit loss for each measured security considering the security’s type, performance, underlying collateral, and any current or potential debt rating changes.  The OTTI calculation for credit loss is reflected in the income statement while the non-credit loss is reflected in other comprehensive income.  As of March 31, 2015, management did not consider any of the investments in its investment portfolio to have OTTI.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4.     SECURITIES (Continued)

The following table presents a roll-forward of the cumulative amount of credit losses on the Company’s investment securities that have been recognized through earnings.

	March 31,	December 31,
	2015	2014

	(dollars in thousands)
Beginning balance of credit losses	$-	$1,543
Other-than-temporary impairment credit losses	-	-
Reduction for securities sold during the period	-	(1,543)
Ending balance of cumulative credit losses recognized in earnings	$-	$-

Restricted Equity Securities

The investment in the common stock of the Federal Home Loan Bank of Atlanta is accounted for by the cost method, which also represents par value, and is made for long-term business affiliation reasons.  In addition, this investment is subject to restrictions relating to sale, transfer or other disposition.  Dividends are recognized in income when declared.  The carrying value of this investment at March 31, 2015 and December 31, 2014, was $9.1 million and $8.5 million, respectively.   The estimated fair value of this investment is $9.1 million as of March 31, 2015, and therefore it is not considered impaired.

Other equity securities represent an investment in the common stock of the Chattahoochee Bank of Georgia (“Chattahoochee”), a de novo bank in Gainesville, Georgia.  The Company accounts for this investment by the cost method.  This investment represents approximately 4.9% of the outstanding shares of Chattahoochee.  Since its initial capital raise, Chattahoochee has had limited stock transactions, and therefore, no fair market value is readily available.  The carrying value of this investment at March 31, 2015 and December 31, 2014, was $1.0 million.  The Company plans to hold this investment for the foreseeable future, and did not consider it impaired as of March 31, 2015.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

note 5.     Loans and Allowance for Loan Losses

                    (EXCLUDING ACQUIRED LOANS)

The composition of loans is summarized as follows:

	March 31,	December 31,
	2015	2014

Commercial real estate:	(dollars in thousands)
Nonresidential	$298,022	$289,822
Multifamily	28,706	29,681
Farmland	26,810	27,370
Total commercial real estate loans	353,538	346,873
Construction and land	87,844	81,547
Residential real estate:
Mortgage loans, 1-4 family	185,404	184,251
Home equity	39,519	37,465
Total residential real estate loans	224,923	221,716
Consumer and other:
Indirect auto loans	12	25
Direct auto loans	5,259	5,766
Other	18,829	22,313
Total consumer and other loans	24,100	28,104
Commercial and industrial loans	116,696	121,553
Total non-acquired loans	807,101	799,793

Acquired non-credit impaired loans	182,213	156,513

Acquired credit impaired loans:
Non-covered	84,123	86,763
Covered	40,834	42,404

Total loans	1,114,271	1,085,473
Total allowance for loan losses	(10,010)	(10,034)
Loans, net	$1,104,261	$1,075,439

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

                    (EXCLUDING ACQUIRED LOANS) (Continued)

Activity in the allowance for loan losses and recorded investment in loans by segment:

	Commercial	Residential	Construction	Commercial
	Real	Real	and	and	Consumer
	Estate	Estate	Land	Industrial	and Other	Total

	(dollars in thousands)
Balance, January 1, 2015	$2,158	$3,437	$1,532	$2,558	$349	$10,034
Add (deduct):
Charge-offs	-	(64)	-	(25)	(55)	(144)
Recoveries	-	5	21	1	18	45
Provision for loan losses	14	(77)	71	73	(6)	75
Balance, March 31, 2015	$2,172	$3,301	$1,624	$2,607	$306	$10,010
Allowance:
Ending balance: specific	$102	$598	$9	$96	$30	$835
Ending balance: collective	$2,070	$2,703	$1,615	$2,511	$276	$9,175
Loans:
Ending balance: individually
evaluated for impairment	$4,413	$3,251	$3,347	$115	$49	$11,175
Ending balance: collectively
evaluated for impairment	$349,125	$221,776	$84,507	$116,581	$24,051	$796,040

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

                    (EXCLUDING ACQUIRED LOANS) (Continued)

Impaired loans by class are presented below for March 31, 2015:

					Interest
		Unpaid		Average	Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	YTD 2015

	(dollars in thousands)
Loans with no related allowance recorded
Commercial real estate:
Nonresidential	$4,151	$4,255	$-	$4,201	$-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	3,331	3,422	-	3,384	-
Residential real estate:
Mortgage loans, 1-4 family	1,946	2,321	-	2,012	9
Home equity	-	-	-	-	-
Consumer and other:
Indirect auto loans	-	-	-	-	-
Direct auto loans	-	-	-	-	-
Other	-	-	-	-	-
Commercial and industrial loans	-	-	-	-	-
Loans with related allowance recorded
Commercial real estate:
Nonresidential	$262	$391	$102	$336	$-
Multifamily	-	-	-	-	-
Farmland	-	-	-	-	-
Construction and land	16	33	9	20	-
Residential real estate:
Mortgage loans, 1-4 family	1,017	1,186	335	1,080	18
Home equity	288	298	263	301	(2)
Consumer and other:
Indirect auto loans	6	10	-	9	-
Direct auto loans	14	20	6	17	-
Other	29	41	24	33	-
Commercial and industrial loans	115	268	96	131	-
Total
Commercial real estate	$4,413	$4,646	$102	$4,537	$-
Construction and land	3,347	3,455	9	3,404	-
Residential real estate	3,251	3,805	598	3,393	25
Consumer and other	49	71	30	59	-
Commercial and industrial loans	115	268	96	131	-
Total	$11,175	$12,245	$835	$11,524	$25

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

                    (EXCLUDING ACQUIRED LOANS) (Continued)

Below is an analysis of the age of recorded investment in loans that are past due as of March 31, 2015.

	30-59	60-89		Total
	Days	Days	Non	Past		Total
	Past Due	Past Due	Accrual*	Due	Current	Loans

	(dollars in thousands)
Commercial real estate:
Nonresidential	$-	$-	$1,097	$1,097	$296,925	$298,022
Multifamily	-	-	-	-	28,706	28,706
Farmland	-	-	-	-	26,810	26,810
Total commercial real estate loans	-	-	1,097	1,097	352,441	353,538
Construction and land	-	-	1,421	1,421	86,423	87,844
Residential real estate:
Mortgage loans, 1-4 family	179	19	2,580	2,778	182,626	185,404
Home equity	101	-	288	389	39,130	39,519
Total residential real estate loans	280	19	2,868	3,167	221,756	224,923
Consumer and other:
Indirect auto loans	-	-	6	6	6	12
Direct auto loans	18	-	14	32	5,227	5,259
Other	18	34	29	81	18,748	18,829
Total consumer and other loans	36	34	49	119	23,981	24,100
Commercial and industrial loans	130	-	115	245	116,451	116,696
Total	$446	$53	$5,550	$6,049	$801,052	$807,101

*There were no accruing loans that were greater than 90 or more days past due at March 31, 2015.

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

At March 31, 2015, the Company had troubled debt restructurings totaling $7.7 million, which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates.  Included in nonaccruing loans at March 31, 2015, are troubled debt restructurings of $2.1 million.  In addition, at that date the Company had troubled debt restructurings totaling $5.6 million that were performing in accordance with their modified terms and are not included in nonaccruing loans.

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

Troubled debt restructurings for the periods ended:

	March 31, 2015

		Recorded
	Number	Investment
	of	Prior to	Recorded
	Modifications	Modifications	Investment

	(dollars in thousands)
Commercial real estate	2	$3,350	$3,316
Residential real estate	3	5,204	1,066
Construction and land	3	3,585	3,326
Commercial and industrial loans	-	-	-
Consumer and other	-	-	-
Total	8	$12,139	$7,708

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

note 5.     Loans and Allowance for Loan Losses

                    (EXCLUDING ACQUIRED LOANS) (Continued)

	December 31, 2014

		Recorded
	Number	Investment
	of	Prior to	Recorded
	Modifications	Modifications	Investment

	(dollars in thousands)
Commercial real estate	3	$3,973	$3,936
Residential real estate	4	7,248	1,392
Construction and land	3	3,585	3,340
Commercial and industrial loans	-	-	-
Consumer and other	-	-	-
Total	10	$14,806	$8,668

Troubled debt restructuring modifications that subsequently defaulted for the periods ended:

	March 31, 2015

	Number
	of	Recorded
	Modifications	Investment

	(dollars in thousands)
Commercial real estate	-	$-
Residential real estate	2	760
Construction and land	1	1,400
Commercial and industrial loans	-	-
Consumer and other	-	-
Total	3	$2,160

	December 31, 2014

	Number
	of	Recorded
	Modifications	Investment

	(dollars in thousands)
Commercial real estate	1	$590
Residential real estate	3	1,084
Construction and land	1	1,400
Commercial and industrial loans	-	-
Consumer and other	-	-
Total	5	$3,074

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

Credit quality indicators for loans by class are presented below for March 31, 2015 and December 31, 2014.

	March 31, 2015

				Construction
	Non-			and
	Residential	Multifamily	Farmland	Land

	(dollars in thousands)
Commercial Real Estate Credit Exposure
Pass 1	$-	$-	$-	$-
Pass 2	-	-	-	49
Pass 3	43,579	1,189	3,194	1,292
Pass 4	187,841	21,222	18,281	26,939
Pass 5	59,322	5,787	5,335	55,195
Special Mention 6	852	62	-	295
Special Mention Elevated 7	1,818	-	-	9
Substandard 8	3,513	446	-	2,643
Impaired Loans 9	1,097	-	-	1,421
Doubtful 10	-	-	-	-
Loss 11	-	-	-	-
Total	$298,022	$28,706	$26,810	$87,843

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

March 31, 2015

Commercial
and Industrial

(dollars in thousands)
Commercial and Industrial Credit Exposure
Pass 1	$3,227
Pass 2	195
Pass 3	11,353
Pass 4	69,241
Pass 5	26,709
Special Mention 6	1,142
Special Mention Elevated 7	3,357
Substandard 8	1,357
Impaired Loans 9	115
Doubtful 10	-
Loss 11	-
Total	$116,696

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

note 5.     Loans and Allowance for Loan Losses

                    (EXCLUDING ACQUIRED LOANS) (Continued)

December 31, 2014

Commercial
and Industrial

(dollars in thousands)
Commercial and Industrial Credit Exposure
Pass 1	$2,799
Pass 2	187
Pass 3	21,307
Pass 4	66,390
Pass 5	26,459
Special Mention 6	959
Special Mention Elevated 7	3,093
Substandard 8	252
Impaired Loans 9	107
Doubtful 10	-
Loss 11	-
Total	$121,553

	March 31, 2015

	Mortgage	Home Equity

	(dollars in thousands)
Residential Real Estate Credit Exposure
Pass 1-5	$178,683	$39,206
Special Mention 6	901	-
Special Mention Elevated 7	462	-
Substandard 8	2,722	25
Impaired Loans 9	2,636	288
Doubtful 10	-	-
Loss 11	-	-
Total	$185,404	$39,519

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

note 5.     Loans and Allowance for Loan Losses

                    (EXCLUDING ACQUIRED LOANS) (Continued)

	December 31, 2014

	Mortgage	Home Equity

	(dollars in thousands)
Residential Real Estate Credit Exposure
Pass 1-5	$177,275	$37,116
Special Mention 6	830	-
Special Mention Elevated 7	470	-
Substandard 8	2,960	26
Impaired Loans 9	2,716	323
Doubtful 10	-	-
Loss 11	-	-
Total	$184,251	$37,465

	March 31, 2015

	Indirect	Direct
	Auto	Auto	Other

	(dollars in thousands)
Consumer and Other Credit Exposure
Pass 1-5	$6	$5,245	$18,807
Special Mention 6	-	-	-
Special Mention Elevated 7	-	-	-
Substandard 8	-	-	1
Impaired Loans 9	6	14	21
Doubtful 10	-	-	-
Loss 11	-	-	-
Total	$12	$5,259	$18,829

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

	March 31,	December 31,

Loans not covered by loss-sharing agreements:	2015	2014

	(dollars in thousands)
Commercial real estate	$41,194	$42,630
Residential real estate	27,516	28,554
Construction and land	7,275	7,094
Commercial and industrial	5,314	5,531
Consumer and other	2,824	2,954
	$84,123	$86,763

	March 31,	December 31,
Loans covered by loss-sharing agreements:	2015	2014

	(dollars in thousands)
Commercial real estate	$12,643	$12,715
Residential real estate	17,534	18,342
Construction and land	9,595	10,452
Commercial and industrial	998	812
Consumer and other	64	83
	$40,834	$42,404

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

The following table represents the credit impaired loans receivable as of March 31, 2015, and reflects reclassifications from the balances reported at December 31, 2014:

	Acquired Loans	Acquired Loans
	Without Specific	With Specific
	Evidence of	Evidence of
	Deterioration in	Deterioration in	Total Loans
	Credit Quality	Credit Quality	Acquired

	(dollars in thousands)
Contractually required principal and interest	$162,738	$31,865	$194,603
Nonaccretable difference	(11,186)	(7,883)	(19,069)
Cash flows expected to be collected	151,552	23,982	175,534
Accretable yield	(46,891)	(3,686)	(50,577)
Basis in acquired loans	$104,661	$20,296	$124,957

The following table is a summary of changes in the accretable yields of acquired credit impaired loans since December 31, 2013 and reflects refinements to the Company's initial estimate:

(dollars in thousands)	Accretable Yield
Balance at December 31, 2013	$52,741
Additions	44
Reclassification from nonaccretable difference	14,273
Accretion included in interest income	(23,668)
Adjustments to estimates of expected cash flows	12,851
Balance at December 31, 2014	$56,241
Additions	-
Reclassification from nonaccretable difference	-
Accretion included in interest income	(6,312)
Adjustments to estimates of expected cash flows	648
Balance at March 31, 2015	$50,577

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6.     ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following is a summary of the allowance for loan losses for the acquired credit impaired loans for March 31, 2015:

	Commercial	Residential	Construction	Commercial	Consumer
	Real	Real	and	and	and
	Estate	Estate	Land	Industrial	Other	Total

(dollars in thousands)
Balance, January 1, 2015	$-	$-	$-	$-	$-	$-
Add (deduct):						-
Charge-offs	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-
Provision for loan losses –						-
noncovered	-	-	-	-	-	-
Provision for loan losses - covered	-	-	-	-	-	-
Balance, March 31, 2015	$-	$-	$-	$-	$-	$-
Allowance:
Ending balance: specific	$-	$-	$-	$-	$-	$-
Ending balance: collective	$-	$-	$-	$-	$-	$-
Loans:
Ending balance: individually
evaluated for impairment	$32,849	$10,317	$7,689	$4,003	$2,144	$57,002
Ending balance: collectively
evaluated for impairment	$20,988	$34,733	$9,181	$2,309	$744	$67,955

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6.     ACQUIRED LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following is a summary of the allowance for loan losses for the acquired credit impaired loans for 2014:

	Commercial	Residential	Construction	Commercial	Consumer
	Real	Real	and	and	and
	Estate	Estate	Land	Industrial	Other	Total

	(dollars in thousands)
Balance, January 1, 2014	$-	$-	$-	$-	$-	$-
Add (deduct):						-
Charge-offs	(25)	(15)	(66)	(28)	-	(134)
Recoveries	-	-	-	-	-	-
Provision for loan losses -						-
noncovered	-	-	16	28	-	44
Provision for loan losses - covered	25	15	50	-	-	90
Balance, December 31, 2014	$-	$-	$-	$-	$-	$-
Allowance:
Ending balance: specific	$-	$-	$-	$-	$-	$-
Ending balance: collective	$-	$-	$-	$-	$-	$-
Loans:
Ending balance: individually
evaluated for impairment	$33,526	$10,361	$8,260	$3,992	$2,143	$58,282
Ending balance: collectively
evaluated for impairment	$21,819	$36,535	$9,287	$2,351	$893	$70,885

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

The following tables provide details of changes in the loss-share receivable from the FDIC for the periods indicated.

For the period ended March 31, 2015:
(dollars in thousands)
Balance, December 31, 2014	$23,837
Decrease in expected losses on covered assets	(177)
Accretion included in noninterest income	(2,883)
Reimbursements from the FDIC	(607)
Balance, March 31, 2015	$20,170

For the period ended December 31, 2014:
(dollars in thousands)
Balance, December 31, 2013	$41,306
Decrease in expected losses on covered assets	(539)
Accretion included in noninterest income	(10,426)
Reimbursements from the FDIC	(6,504)
Balance, December 31, 2014	$23,837

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8.     OTHER REAL ESTATE OWNED (OREO)

The following table provides a summary of information pertaining to other real estate owned (“OREO”) for periods ended March 31, 2015 and December 31, 2014.

		Acquired	Acquired
	Non-acquired	Non-Covered	Covered
	OREO	OREO	OREO	Total

	(dollars in thousands)
Balance, December 31, 2014	$577	$2,721	$5,107	$8,405
Additions	1,540	20	411	1,971
Sales	(47)	(118)	(804)	(969)
Writedowns	(119)	-	-	(119)
Balance, March 31, 2015	$1,951	$2,623	$4,714	$9,288

		Acquired	Acquired
	Non-acquired	Non-Covered	Covered
	OREO	OREO	OREO	Total

	(dollars in thousands)
Balance, December 31, 2013	$1,789	$1,693	$7,053	$10,535
Acquired in Frontier acquisition	-	1,991	-	1,991
Additions	676	110	3,542	4,328
Sales	(1,326)	(1,101)	(5,153)	(7,580)
Writedowns	(562)	28	(335)	(869)
Balance, December 31, 2014	$577	$2,721	$5,107	$8,405

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9.     FAIR VALUE MEASUREMENTS (Continued)

The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumptions used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held for sale are sold within a few weeks of origination, they are unlikely to demonstrate any of the credit weaknesses discussed above and as a result, there were no credit related adjustments to fair value during the three months ended March 31, 2015 or the twelve months ended December 31, 2014.

The following tables present financial assets and liabilities measured at fair value at March 31, 2015 and December 31, 2014 on a recurring basis and the change in fair value for those specific financial instruments in which fair value has been elected.  The changes in the fair value of economic hedges were also recorded in mortgage banking activities and are designed to partially offset the change in fair value of the mortgage loans held for sale and interest rate lock commitments referenced in the following tables.

	Recurring Fair Value Measurements at
	March 31, 2015

	Total Carrying
	Value	Level 1	Level 2	Level 3

	(dollars in thousands)
Assets
Available for sale investment securities:
U.S. Government sponsored agencies (GSEs)	$51,789	$-	$51,789	$-
State and municipal securities	55,342	-	55,342	-
GSE residential mortgage-backed securities	155,725	-	155,725	-
Total available for sale investment securities	262,856	-	262,856	-
Mortgage loans held for sale	233,466	-	233,466	-
Other assets(1)	3,423	-	-	3,423
Total assets at fair value	$499,745	$-	$496,322	$3,423

Liabilities
Interest rate swap – cash flow hedge	$4,037	$-	$4,037	$-
Total liabilities at fair value	$4,037	$-	$4,037	$-

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

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9.     FAIR VALUE MEASUREMENTS (Continued)

The following tables present a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (level 3) during the three months ending March 31, 2015, and the year ending December 31, 2014.  There were no transfers into or out of Level 3, nor were there any transfers between Level 1 and Level 2 during these periods.

Other
Three months March 31, 2015:	Assets(1)

(dollars in thousands)
Beginning balance, December 31, 2014	$1,306
Total gains (losses) included in earnings:(2)
Mortgage IRLCs	2,621
Mortgage securities forward commitments	(504)
Ending balance, March 31, 2015(3)	$3,423

Other
Year ended December 31, 2014:	Assets(1)

(dollars in thousands)
Beginning balance, December 31, 2013	$1,762
Total gains (losses) included in earnings:(2)
Mortgage IRLCs	2,323
Mortgage securities forward commitments	(2,779)
Ending balance, December 31, 2014(3)	$1,306

(1)	Includes mortgage related IRLCs and derivative financial instruments entered into to hedge interest rate risk.
(2)	Amounts included in earnings are recorded in mortgage banking activities.
(3)	Represents the amount included in earnings attributable to the changes in unrealized gains/losses relating to IRLCs and derivatives still held at period end.

A significant unobservable input utilized in the determination of fair value of other assets was a pull through rate, which was 82% as of March 31, 2015. A pull through rate is management’s assumption as to the percentage of loans in the pipeline that will close and eventually fund. It is based on the Company’s historical fall-out activity. Significant increases in this input in isolation would result in a significantly higher fair value measurement and significant decreases would result in a significantly lower fair value measurement. In addition, the fair value of an IRLC includes mortgage servicing rights that do not trade in an active market with readily observable prices. Accordingly, the fair value is estimated based on a valuation model which calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9.     FAIR VALUE MEASUREMENTS (Continued)

	For Items Measured at Fair Value Pursuant to
	Election of the Fair Value Option: Fair Value
	Gain (Loss) related to Mortgage Banking Activities

	Three Months Ended

	March 31, 2015	March 31, 2014

	(dollars in thousands)
Mortgage loans held for sale	$3,883	$2,063

The following tables present the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held for sale including escrow for which the fair value option (“FVO”) has been elected as of March 31, 2015 and December 31, 2014.

March 31, 2015

Aggregate Unpaid
		Principal Balance	Fair Value Over
	Aggregate Fair	with Escrow	Unpaid
	Value	Under FVO	Principal

Loans held for sale	$233,466	$225,199	$8,267

December 31, 2014

Aggregate Unpaid
		Principal Balance	Fair Value Over
	Aggregate Fair	with Escrow	Unpaid
	Value	Under FVO	Principal

Loans held for sale	$161,104	$154,602	$6,502

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9.     FAIR VALUE MEASUREMENTS (Continued)

The following table summarizes financial assets measured at fair value on a nonrecurring basis:

	Nonrecurring Fair Value Measurements at
	March 31, 2015

	Total Carrying
	Value	Level 1	Level 2	Level 3

	(dollars in thousands)
Assets
Impaired Loans(1)	$11,175	$-	$-	$11,175
Non-acquired OREO	1,951	-	-	1,951
Acquired OREO non-covered	2,623	-	-	2,623
Acquired OREO covered	4,714	-	-	4,714
Mortgage servicing rights (MSR)	7,803	-	-	7,803
Total	$28,266	$-	$-	$28,266

	Nonrecurring Fair Value Measurements at
	December 31, 2014

	Total Carrying
	Value	Level 1	Level 2	Level 3

	(dollars in thousands)
Assets
Impaired Loans(1)	$11,679	$-	$-	$11,679
Non-acquired OREO	577	-	-	577
Acquired OREO non-covered	2,721	-	-	2,721
Acquired OREO covered	5,107	-	-	5,107
Mortgage servicing rights (MSR)	5,619	-	-	5,619
Total	$25,703	$-	$-	$25,703
(1)

Amounts represent the fair value of collateral for impaired loans allocated to the allowance for loan and lease losses. Fair values are determined using independent third party valuations and borrower records, discounted as appropriate (Level 3).

The following tables presents quantitative information about financial and nonfinancial assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs:

Quantitative Information about Level 3 Fair Value Measurements:

	Fair Value at		Unobservable	Range
(dollars in thousands)	March 31, 2015	Valuation Technique	Input	(Weighted Average)
Impaired loans	$11,175	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (77%) (3)
Non-acquired OREO	1,951	Discounted appraisals (1)	Appraisal adjustments (2)	38% to 90% (79%) (3)
Acquired OREO non-covered	2,623	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (79%) (3)
Acquired OREO covered	4,714	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (80%) (3)
MSR	7,803	Discounted cash flows	Discount rate	10%
			Prepayment Speeds	8-10%

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)

Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments such as historical loss experience on the type of collateral.

(3)	Ranges presented as a percentage of the non-discounted appraisals.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9.     FAIR VALUE MEASUREMENTS (Continued)

	Fair Value at		Unobservable	Range
(dollars in thousands)	December 31, 2014	Valuation Technique	Input	(Weighted Average)
Impaired loans	$11,679	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (48%) (3)
Non-acquired OREO	571	Discounted appraisals (1)	Appraisal adjustments (2)	38% to 90% (79%) (3)
Acquired OREO non-covered	2,721	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (68%) (3)
Acquired OREO covered	5,107	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 100% (75%) (3)
MSR	5,619	Discounted cash flows	Discount rate	10%
			Prepayment Speeds	8-10%

(1)	Fair value is generally based on appraisals of the underlying collateral.
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

		Fair Value Measurements at
		March 31, 2015

	Carrying
	Value	Total Fair Value	Level 1	Level 2	Level 3

		(dollars in thousands)
Assets
Cash and short-term investments	$36,345	$36,345	$36,345	$-	$-
Other investments	9,139	9,139	-	-	9,139
Non-acquired loans	807,101	822,007	-	-	822,007
Acquired non-credit impaired loans	182,213	182,213	-	-	182,213
Acquired credit impaired loans:
Non-covered	84,123	84,123	-	-	84,123
Covered	40,834	40,834	-	-	40,834
FDIC loss-share receivable	20,170	20,170	-	-	20,170
Total assets at fair value	$1,179,925	$1,194,831	$36,345	$-	$1,158,486
Liabilities
Deposits	$1,394,111	$1,380,488	$-	$-	$1,380,488
Federal funds purchased and securities
sold under repurchase agreements	41,128	37,138	37,138	-	-
Other borrowings	181,981	180,322	-	-	180,322
Total liabilities at fair value	$1,617,220	$1,597,948	$37,138	$-	$1,560,810

		Fair Value Measurements at
		December 31, 2014

	Carrying
	Value	Total Fair Value	Level 1	Level 2	Level 3

		(dollars in thousands)
Assets
Cash and short-term investments	$35,383	$35,383	$35,383	$-	$-
Other investments	8,510	8,510	-	-	8,510
Non-acquired loans	799,793	815,157	-	-	815,157
Acquired non-credit impaired loans	156,513	156,513	-	-	156,513
Acquired credit impaired loans:
Non-covered	86,763	86,763	-	-	86,763
Covered	42,404	42,404	-	-	42,404
FDIC loss-share receivable	23,837	23,837	-	-	23,837
Total assets at fair value	$1,153,203	$1,168,567	$35,383	$-	$1,133,184
Liabilities
Deposits	$1,322,109	$1,308,804	$-	$-	$1,308,804
Federal funds purchased and securities
sold under repurchase agreements	43,339	42,031	42,031	-	-
Other borrowings	159,247	156,885	-	-	156,885
Total liabilities at fair value	$1,524,695	$1,507,720	$42,031	$-	$1,465,689

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

The Company recognized an after-tax unrealized loss on its cash flow hedge in other comprehensive income of $2.4 million as of March 31, 2015.

The Company recognized a $4.0 million cash flow hedge liability in other liabilities on the Consolidated Balance Sheet at March 31, 2015.  There was no ineffectiveness in the cash flow hedge during the three month period ended March 31, 2015.

Credit risk related to the derivative arises when amounts receivable from the counterparty (derivative dealer) exceed those payable. The Company controls the risk of loss by only transacting with derivative dealers that are national market makers whose credit ratings are strong.  Each party to the interest rate swap is required to provide collateral in the form of cash or securities to the counterparty when the counterparty’s exposure to a mark-to-market replacement value exceeds certain negotiated limits. These limits are typically based on current credit ratings and vary with ratings changes.  As of March 31, 2015, the Company was required to provide collateral of $4.0 million for the derivative.  Also, the Company has a netting agreement with the counterparty.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10.     DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Derivative Instruments – Mortgage Lending Activities

The Company maintains a risk management program to manage interest rate risk and pricing risk associated with its mortgage lending activities. The risk management program includes the use of forward contracts and other derivatives that are recorded in the financial statements at fair value and are used to offset changes in value of the mortgage inventory due to changes in market interest rates. As a normal part of its operations, the Company enters into derivative contracts to economically hedge risks associated with overall price risk related to IRLCs and mortgage loans held for sale for which the fair value option has been elected. Fair value changes occur as a result of interest rate movements as well as changes in the value of the associated servicing rights. Derivative instruments used include forward commitments, mandatory commitments and best effort commitments. All derivatives are carried at fair value in the Consolidated Balance Sheets in other assets or other liabilities. As of March 31, 2015, the Company recognized a net derivative asset related to mortgage lending activities of $3.4 million, and a net realized gain of $2.1 million for the three months ended March 31, 2015.

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

	Contract Amount

	March 31,	December 31,
	2015	2014

	(dollars in thousands)
Mortgage-backed securities forward
commitments	$353,500	$180,500
Best efforts sale commitments	144,847	102,058
Total commitments	$498,347	$282,558

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

		Mortgage	Holding
Three months ended March 31, 2015	Bank	Banking	Company	Totals

	(dollars in thousands)
Net interest income	$17,902	$547	$-	$18,449
Provision for loan losses	75	-	-	75
Noninterest income	(303)	11,954	6	11,657
Noninterest expense	12,592	11,266	242	24,100
Income tax expense (benefit)	1,747	383	(83)	2,047
Segment profit (loss)	$3,185	$852	$(153)	$3,884
Segment assets at March 31, 2015	$1,553,892	$246,130	$7,806	$1,807,828

		Mortgage	Holding
Three months ended March 31, 2014	Bank	Banking	Company	Totals

	(dollars in thousands)
Net interest income	$13,146	$825	$-	$13,971
Provision for loan losses	170	-	-	170
Noninterest income	1,089	2,392	6	3,487
Noninterest expense	11,466	3,815	195	15,476
Income tax expense (benefit)	725	(185)	(71)	469
Segment profit (loss)	$1,874	$(413)	$(118)	$1,343
Segment assets at March 31, 2014	$1,262,999	$136,662	$13,879	$1,413,540

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12.     ACQUISITION ACTIVITY

Pending Merger with Renasant Corporation

On December 10, 2014, Heritage and Renasant Corporation (“Renasant”) jointly announced the signing of a definitive merger agreement pursuant to which Renasant will acquire, in an all-stock merger, the Company and its wholly owned subsidiary HeritageBank of the South.  According to the terms of the merger agreement, which has been approved by the boards of directors of both companies, Heritage stockholders will receive 0.9266 shares of Renasant common stock for each share of Heritage common stock, and the merger is expected to qualify as a tax-free reorganization for Heritage stockholders.  Based on Renasant’s closing price on April 24, 2015 of $30.43 per share, the 0.9266 exchange ratio represented approximately $28.20 in value for each share of Heritage common stock. Subject to the receipt of all other required approvals and the satisfaction of all other conditions, including the approval by the stockholders of Heritage and Renasant, the merger is expected to be completed in the third quarter of 2015.  Heritage and Renasant expect to hold special stockholders meetings on June 16, 2015 to approve the merger.

Single Branch of The PrivateBank and Trust

On January 20, 2015, the Company completed an acquisition of a single branch of The PrivateBank and Trust Company located in Norcross, Georgia.  The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

		Initial
		Fair Value		As Recorded
	Acquired	Adjustments		by the Company

Assets	(dollars in thousands)
Cash and cash equivalents	$122	$-		$122
Non-credit impaired loans	36,244	(17)	(a)	36,227
Premises and equipment	42	-		42
Core deposit intangible	-	920	(b)	920
Other assets	118	-		118
Cash received from seller	66,324	-		66,324
Total assets	$102,850	$903		$103,753
Liabilities
Noninterest-bearing deposits	$19,117	$755	(c)	$19,872
Interest-bearing deposits	83,691	4,055	(d)	87,746
Other liabilities	42	1	(d)	43
Total liabilities	$102,850	$4,811		$107,661

Net identifiable assets acquired over (under) liabilities assumed	-	(3,908)		(3,908)
Goodwill	-	3,908		3,908

Explanations

(a)

The amount reflects the fair value adjustments based on the evaluation of the acquired non-credit impaired loan portfolio. The fair value adjustment includes adjustments for estimated credit losses, liquidity and servicing costs.

(b)

The amount represents the consideration paid for the value of the core deposit base assumed in the acquisition.  The core deposit asset was recorded as an identifiable intangible asset and will be amortized on an accelerated basis over the average life of the deposit base, estimated to be ten years.

(c)	The amount represents the adjustment for the premium paid for the noninterest-bearing deposits.
(d)

The amount represents the adjustment for the premium paid for the interest-bearing deposits and the fair value adjustment for the difference in the interest rate the deposits held compared to a market rate.  The fair value adjustment will be amortized to reduce interest expense on a declining basis over the average life of the portfolio.

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12.     ACQUISITION ACTIVITY (continued)

Alarion Bank

On September 30, 2014, the Company completed the merger of Alarion Financial Services, Inc. and its subsidiary Alarion Bank with and into Heritage Financial Group, Inc. and its subsidiary HeritageBank of the South, respectively.  In connection with the merger, the Company issued 1,158,147 shares in exchange for Alarion's shares and recorded $6.8 million in goodwill.  The Company acquired $160.5 million in non-credit impaired loans, $38.7 million in credit impaired loans, $2.0 million in other real estate owned, and $230.7 million in total deposits.  Immediately following the merger, the Company redeemed all of Alarion's preferred stock in exchange for $4.5 million in cash and 178,267 shares of the Company's common stock.  The Company completed Alarion's system conversion during the fourth quarter of 2014.

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

Index

HERITAGE FINANCIAL GROUP, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12.     ACQUISITION ACTIVITY (continued)

		Initial		Subsequent
		Fair Value		Fair Value	As Recorded
		Initial		Subsequent
		Fair Value		Fair Value	As Recorded
	Acquired	Adjustments		Adjustments	by the Company

Assets	(dollars in thousands)
Cash and cash equivalents	$4,199	$-		$-	$4,199
Fed funds sold	430			-	430
Securities available to sale	39,372	-		18	39,390
FHLB and other bank stock	926	-		-	926
Loans held for sale	6,753	191	(a)	-	6,944
Non-credit impaired loans	161,343	(841)	(b)	-	160,502
Credit impaired loans	45,751	(7,082)	(c)	-	38,669
Premises and equipment	13,944	(2,721)	(d)	-	11,223
Other real estate owned	2,549	(558)	(e)	-	1,991
Core deposit intangible	-	2,499	(f)	-	2,499
Deferred tax asset	3,665	4,971	(g)	29	8,665
Other assets	1,037	154	(h)	(53)	1,138
Total assets	$279,969	$(3,387)		$(6)	$276,576
Liabilities
Noninterest-bearing deposits	$1,650	$-		$-	$1,650
Interest-bearing deposits	228,354	662	(i)	-	229,016
Federal funds purchased and sold under agreements to
repurchase	3,224	-		-	3,224
Other borrowings	13,000	921	(j)	18	13,939
Preferred dividends payable	1,194	(27)	(k)	-	1,167
Preferred stock	6,840	-		-	6,840
Other liabilities	4,255	-		-	4,255
Total liabilities	$258,517	$1,556		$18	$260,091

Net identifiable assets acquired over (under) liabilities assumed	21,452	(4,943)		(24)	16,485
Goodwill		6,883		24	6,907
Net assets acquired over liabilities assumed	$21,452	$1,940		$-	$23,392

Consideration:
Common shares issued	1,158,147
Purchase price per share of the Company's common stock	$20.19
Total share consideration	$23,383

Company common stock issued and cash exchanged for
fractional shares and stock appraisal rights	$9
Fair value of total consideration transferred	$23,392

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

NOTE 13.     SUBSEQUENT EVENTS

Subsequent events and transactions that occurred after March 31, 2015 but prior to May 11, 2015, the date these financial statements were available to be issued, have been evaluated for potential recognition or disclosure in these financial statements.

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements.   When used in this Quarterly Report on Form 10-Q and in other filings by the Company with the Securities and Exchange Commission (the  “SEC”), in the Company's press releases or other public or stockholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “intends” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, including, among other things, (i) expected cost savings, synergies and other benefits from the Company’s merger and acquisition activities might not be realized within the anticipated time frames or at all, and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, might be greater than expected; (ii) changes in economic conditions, either nationally or in the Company’s market areas; (iii) fluctuations in interest rates; (iv) the risks of lending and investing activities, including changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses; (v) the possibility of other-than-temporary impairments of securities held in the Company’s securities portfolio; (vi) the Company’s ability to access cost-effective funding; (vii) fluctuations in real estate values and both residential and commercial real estate market conditions; (viii) demand for loans and deposits in the Company’s market areas; (ix) legislative or regulatory changes that adversely affect the Company’s business, including, without limitation, the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations, and the new overdraft protection regulations and customers’ responses thereto; (x) monetary and fiscal policies of the Federal Reserve Board and the U.S. Government and other governmental initiatives affecting the financial services industry; (xi) results of examinations of the Company and the Bank by their regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or to write-down assets; (xii) costs and effects of litigation, including settlements and judgments; (xiii) compliance risk with the FDIC loss-share agreements; (xiv) competition; (xv) performance risk of mortgage loans sold on the secondary market; and (xvi) the actual results of the merger with Renasant could vary materially as a result of a number of factors, such as (1) a delay of the merger transaction due to litigation, (2) the possibility that various closing conditions for the merger transaction may not be satisfied or may require more time and resources than expected to satisfy and (3) the possibility that the merger agreement may be terminated.  The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General.  Heritage is a $1.8 billion bank holding company headquartered in Albany, Georgia.  The principal business of Heritage is operating its wholly owned subsidiary, HeritageBank.  Heritage primarily conducts commercial banking, retail banking, mortgage banking and wealth management activities through its bank subsidiary.  As of March 31, 2015, HeritageBank operated in Georgia, Florida and Alabama through 36 banking locations, 21 mortgage offices and 5 investment offices. HeritageBank provides credit based products, deposit accounts, corporate cash management, investment support and other services to commercial and retail clients.

On December 10, 2014, Heritage and Renasant Corporation (“Renasant”) jointly announced the signing of a definitive merger agreement pursuant to which Renasant will acquire, in an all-stock merger, the Company and its wholly owned subsidiary HeritageBank of the South.  According to the terms of the merger agreement, which has been approved by the boards of directors of both companies, Heritage stockholders will receive 0.9266 shares of Renasant common stock for each share of Heritage common stock, and the merger is expected to qualify as a tax-free reorganization for Heritage stockholders.  Based on Renasant’s closing price on April 24, 2015 of $30.43 per share, the 0.9266 exchange ratio represented approximately $28.20 in value for each share of Heritage common stock.   Subject to the receipt of all other required approvals and the satisfaction of all other conditions, including the approval by the stockholders of Heritage and Renasant, the merger is expected to be completed in the third quarter of 2015.  Heritage and Renasant expect to hold special stockholders meetings on June 16, 2015 to approve the merger.

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

In February 2014, we opened a mortgage office in Colorado Springs, Colorado, and in August 2014 we opened two additional mortgage offices in Greenwood Village and Denver, Colorado.  In September 2014 we opened a second full service branch in Macon, Georgia and completed the merger of Alarion Financial Services, Inc. and its subsidiary Alarion Bank with and into Heritage Financial Group, Inc. and its subsidiary HeritageBank of the South.  Alarion was a six branch full service bank based in Ocala, Florida with $160.5 million in non-credit impaired loans, $38.7 million in credit impaired loans, $2.0 million in OREO, and $230.7 million in total deposits.  In January 2015, we completed the branch acquisition from The PrivateBank and Trust Company (“PrivateBank”) located in Norcross, Georgia, and the acquisition added $37 million in loans and $107 million in deposits before applying fair value adjustments.

Critical Accounting Policies

The accounting principles we follow and our methods of applying these principles conform with U.S. generally accepted accounting principles and with general practices within the banking industry. There have been no significant changes to our Critical Accounting Policies as described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments.  The following table presents our longer term, non-deposit related, contractual obligations and commitments to extend credit to our customers, in aggregate and by payment due dates.  In addition to the commitments below, we had overdraft protection available in the amount of $24.0 million at March 31, 2015.

	March 31, 2015

	Less than	One through	Four through	After Five
	One Year	Three Years	Five Years	Years	Total

	(In thousands)
Contractual obligations:
FHLB advances	$102,000	$48,670	$20,676	$10,635	$181,981
Fed funds purchased and securities sold under repurchase agreement	11,128	30,000	-	-	41,128
Operating leases (premises)	1,364	2,503	2,275	2,048	8,190
Total advances and operating leases	$114,492	$81,173	$22,951	$12,683	$231,299
Off-balance sheet loan commitments:
Undisbursed portions of loans closed	$33,816	$18,794	$219	$1,244	$54,073
Commitments to originate loans	159,020	-	-	-	159,020
Unused lines of credit	85,881	13,542	4,353	18,486	122,262
Total loan commitments	278,717	32,336	4,572	19,730	335,355
Total contractual obligations and loan commitments	$393,209	$113,509	$27,523	$32,413	$566,654

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

General.  Total assets increased by $102.2 million, or 6.0%, to $1.808 billion at March 31, 2015, from $1.706 billion at December 31, 2014.  Total interest-earning assets increased $92.5 million, or 6.1%, to $1.615 billion at March 31, 2015, from $1.522 billion at December 31, 2014.  The increase in total and interest-earning assets was driven by the PrivateBank branch acquisition, which added $103.8 million in total assets and $102.7 million in interest-earning assets.  At the same time, interest-bearing deposits increased $36.0 million driven primarily by the PrivateBank branch acquisition while other borrowings increased $22.7 million; offset in part by a reduction in federal funds purchased and securities sold under repurchase agreements of $2.2 million.

Cash and Securities.  Cash and due from banks increased $2.8 million, or 9.8%, to $31.9 million at March 31, 2015, from $29.1 million at December 31, 2014.  Cash and securities (including bank deposits and federal funds sold) decreased in the aggregate $5.9 million, or 1.9%, to $299.2 million, or 16.6% of total assets, at March 31, 2015, from $305.1 million, or 17.9% of total assets, at December 31, 2014.  At March 31, 2015, our liquidity position as a percentage of total assets declined slightly as we reduced our securities available for sale and reinvested into our loan portfolio.

	At March 31,	At December 31,	Amount	Percent
	2015	2014	Change	Change

	(Dollars in thousands)
Cash and due from banks	$31,947	$29,107	$2,840	9.8%
Interest-bearing deposits in banks	3,419	6,135	(2,716)	(44.3)
Federal funds sold	979	141	838	NM
Securities available for sale, at fair value	262,856	269,678	(6,822)	(2.5)
Total	$299,201	$305,061	$(5,860)	(1.9)%

At March 31, 2015, our securities portfolio consisted of $51.8 million in GSE securities, $155.7 million in GSE residential mortgage-backed securities, and $55.3 million in state and municipal securities.  We believe it is probable that we will be able to collect the amounts due under the contractual terms of the securities portfolio.  Therefore, we do not believe any securities experienced other than temporary impairment at March 31, 2015.  See Note 4 to the Consolidated Financial Statements in this Form 10-Q for additional information.

We expect to lower our excess liquidity on the basis of cash, funds due from banks, federal funds sold, and securities as a percent of total assets throughout 2015.  We continue to believe that utilizing some of our excess liquidity to increase our loan portfolio as a percentage of total assets is a prudent strategy for us throughout 2015.

Loans.  Our loan portfolio increased $28.8 million, or 2.7%, to $1.114 billion at March 31, 2015, from $1.085 billion at December 31, 2014.  Overall, the change in the loan portfolio was driven primarily by the PrivateBank branch acquisition, which added $36.2 million, and organic loan growth of $7.3 million offset in part by principal pay downs and resolutions of $2.6 million for non-covered loans and $1.6 million for covered loans.  We continue to emphasize a diversified lending strategy as we noted balance growth in all of our major loan categories for the period. We also continue to see more opportunities to take market share from the regional and community banks competing within our market footprint.  We continue to seek opportunities to grow our loan portfolio through organic growth, branch acquisitions, loan purchases, and whole bank acquisitions.

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table reflects the changes in the types of loans in our portfolio at March 31, 2015, as compared to December 31, 2014.

	Loans by Type as of

	March 31,	December 31,	Amount	Percentage
	2015	2014	Change	Change

	(dollars in thousands)
Non-acquired loans:
Nonresidential	$298,022	$289,822	$8,200	2.8%
Multifamily	28,706	29,681	(975)	(3.3)
Farmland	26,810	27,370	(560)	(2.0)
Construction and land	87,844	81,547	6,297	7.7
Mortgage loans, 1-4 family	185,404	184,251	1,153	0.6
Home equity	39,519	37,465	2,054	5.5
Consumer and other	24,100	28,104	(4,004)	(14.2)
Commercial and industrial	116,696	121,553	(4,857)	(4.0)
	807,101	799,793	7,308	0.9

Acquired non-credit impaired loans	182,213	156,513	25,700	16.4

Acquired credit impaired loans:
Non-covered loans	84,123	86,763	(2,640)	(3.0)
Covered loans	40,834	42,404	(1,570)	(3.7)
	124,957	129,167	(4,210)	(3.3)
Total loans	$1,114,271	$1,085,473	$28,798	2.7%

Loans Held for Sale.  At March  31, 2015, we had approximately $233.5 million in loans held for sale, which are mortgage loans generated to be sold to investors, as compared to $161.1 million at December 31, 2014.  The increase was driven by loan production outpacing sales during the first quarter of 2015.  For the three months ended March 31, 2015, we generated $448.1 million in mortgage loan originations and held a pipeline of end of period locks of $235.5 million.  We typically hold these loans for less than ninety days and earn the stated rate on the note until they are purchased by the investor.  We currently have $24.9 million of mortgage loans held for sale that have been held longer than ninety days as of March 31, 2015, and we held a mortgage repurchase reserve, used in the event a loan is repurchased from an investor, of $291,000 as of March 31, 2015.  We do not anticipate difficulty in selling the loans we have held greater than ninety days to an investor in the foreseeable future.  See Notes 1 and 9 to the Consolidated Financial Statements in this Form 10-Q for additional information.

Delinquencies and Nonperforming Assets.  As of March 31, 2015, our total loans delinquent for 30 to 89 days, excluding acquired loans, was $499,000, or 0.06% of total loans, excluding acquired loans, compared to $1.8 million, or 0.23% of total loans, excluding acquired loans, at December 31, 2014.  At March 31, 2015, our nonperforming assets, excluding acquired assets, totaled $7.5 million, or 0.41% of total assets, compared to $6.7 million, or 0.39% of total assets, at December 31, 2014.   Included in nonaccruing loans at March 31, 2015, are troubled debt restructurings of $2.1 million, which involve forgiving a portion of interest or principal on loans or making loans at a rate materially below market.  See Note 5 to the Consolidated Financial Statements in this Form 10-Q for additional information.

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

	Nonperforming Assets
	March 31,	December 31,	Amount	Percent
	2015	2014	Change	Change

	(Dollars in thousands)
Nonperforming loans	$5,550	$6,084	$(534)	(8.8)%
Foreclosed assets	1,951	577	1,374	238.1
Total nonperforming assets	$7,501	$6,661	$840	12.6%

Nonperforming loans, excluding acquired loans, decreased to 0.69% of total loans, excluding acquired loans, at March 31, 2015, from 0.76% at December 31, 2014.  OREO, excluding acquired assets, was $2.0 million at March 31, 2015, compared to $577,000 at December 31, 2014.  We continue to aggressively confront credit quality issues in our loan portfolio.  OREO experienced an increase primarily driven by additions net of write downs and sales for the three months ended March 31, 2015.  We believe the current value of each OREO property represents our estimated disposition value less estimated selling expenses based on current appraisals and market data.  All of these properties are being marketed actively for disposition.  For the three months ended March 31, 2015, we had gross proceeds on sales of OREO, excluding acquired assets, of $43,000 and recorded a net loss of approximately $4,000 on those sales.  See Note 8 to the Consolidated Financial Statements in this Form 10-Q for more information.

Our internally criticized (watch list) and classified assets, excluding acquired assets, includes loans with respect to which known information about the possible credit problems of the borrowers has caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the nonperforming asset categories.  These balances include the aforementioned nonperforming loans, OREO, and repossessed assets.  These loans have been considered in management's determination of the adequacy of our allowance for loan losses.

The table below sets forth the amounts of criticized and classified assets in our portfolio, excluding acquired loans and OREO, at the dates indicated.

	March 31,	December 31,
	2015	2014

	(Dollars in thousands)
Total criticized assets	$27,065	$25,575
Total classified assets	18,168	17,449
Total criticized assets to total non-acquired loans	3.35%	3.20%
Total classified assets to total non-acquired loans	2.25%	2.18%

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

Allowance for Loan Losses.  Our allowance for loan losses at March 31, 2015,  remained relatively unchanged at $10.0 million as compared to December 31, 2014, primarily as a result of improving credit trends.   Excluding acquired loans, the allowance for loan losses to total loans was 1.24% at March 31, 2015, and 1.25% at December 31, 2014.

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth asset quality information, excluding acquired loans for the periods indicated:

	March 31,	December 31,	March 31,
	2015	2014	2014

	(dollars in thousands)
Allowance for loan losses to total non-acquired loans	1.24%	1.25%	1.30%
Allowance for loan losses to average non-acquired loans	1.02%	1.02%	1.32%
Allowance for loan losses to nonperforming loans	180.36%	164.95%	98.92%
Accruing loans past due 30-89 days	$498	$1,805	$830
Nonaccrual loans	5,550	6,084	9,245
Loans - 90 days past due & still accruing	-	-	-
Total nonperforming loans	5,550	6,084	9,245
OREO and repossessed assets	1,951	577	1,104
Total nonperforming assets	$7,501	$6,661	$10,349
Nonperforming loans to total non-acquired loans	0.69%	0.76%	1.32%
Nonperforming assets to total assets	0.41%	0.39%	0.73%
Net charge-offs (recoveries) QTD to average non-acquired loans (annualized)	0.04%	0.07%	(0.01)%
Net charge-offs (recoveries) QTD	$99	$165	$(20)

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

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Premises and Equipment. Premises and equipment decreased $231,000, or 0.5%, to $49.8 million at March 31, 2015, compared to December 31, 2014, primarily driven by depreciation expense for premises and equipment for the three months ended March 31, 2015.

Goodwill, Intangible Assets and Other Assets. Goodwill and intangible assets increased $6.7 million, or 36.9%, to $24.9 million at March  31, 2015, compared to $18.2 million at December 31, 2014.  The increase was driven by the PrivateBank branch acquisition which added $3.9 million in goodwill and $920,000 in core deposit intangibles coupled with growth in the MSRs net of amortization of $2.2 million, partially offset by the amortization expense of $321,000 related to core deposit intangibles for the three months ended March 31, 2015.

Cash surrender value of bank owned life insurance (“BOLI”) increased $183,000 to $24.9 million at March 31, 2015, from December 31, 2014, driven by the earnings of the BOLI policies for the three months ended March 31, 2015.  Other assets increased $2.4 million to $31.5 million at March 31, 2015, compared to December 31, 2014, primarily driven by an increase in the fair market value of mortgage related interest rate lock commitments and derivative financial instruments used to hedge interest rate risk. See Note 9 to the Consolidated Financial Statements in this Form 10-Q for more information.

Deposits.  Total deposits increased $72.0 million, or 5.4%, to $1.394 billion at March 31, 2015, compared with $1.322 billion at December 31, 2014, primarily driven by the PrivateBank branch acquisition which added $107.6 million coupled with core deposit growth of $2.2 million offset in part by a reduction in wholesale deposits of $37.8 million.

Borrowings and Other Liabilities.  The total amount of other borrowings increased $22.7 million to $182.0 million at March 31, 2015, from $159.2 million at December 31, 2014.  The increase in other borrowings was driven by an increase of short-term FHLB borrowings of $23.0 million offset in part by the amortization of the fair market value rate adjustment for purchased FHLB borrowings reflected as a reduction to interest expense of $266,000 for the three months ended March  31, 2015.  The weighted average rate on these other borrowings was 1.32% for the three months ended March 31, 2015, compared to 1.75% for the same period in 2014.  Federal funds purchased and securities sold under repurchase agreements decreased $2.2 million to $41.1 million at March 31, 2015, compared to $43.3 million at December 31, 2014, primarily driven by a reduction in customer repurchase agreements of $2.7 million offset in part by an increase in the federal funds purchased from Chattahoochee Bank of Georgia of $544,000.

Equity.  Total equity increased $3.8 million to $163.9 million at March 31, 2015, compared with $160.0 million at December 31, 2014, primarily driven by net income of $3.9 million, the allocation of $331,000 in ESOP shares, and stock-based compensation of $248,000, offset in part by cash dividend payments of $646,000.

Accounting for Acquired Assets

General.  We perform ongoing assessments of the estimated cash flows of our acquired credit impaired loan portfolios accounted under ASC 310-30.  At March 31, 2015, the fair value of the acquired credit impaired loan portfolios consisted of $84.1 million in non-covered and $40.8 million in covered loans, compared with $86.8 million in non-covered and $42.4 million in covered loans at December 31, 2014.  The principal balance of the acquired credit impaired loan portfolios totaled $170.5 million at March 31, 2015, compared with $179.1 million at December 31, 2014.  The decrease was driven by portfolio paydowns and resolutions.

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

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At March 31, 2015, the acquired credit impaired loans individually assessed did not experience any charge-offs related to inadequate discounts as a result of the re-estimation of cash flows for such loans compared to $134,000 at December 31, 2014, and an allowance of $105,000 was recorded against an acquired credit impaired non-covered loan pool from Frontier to adjust the yield at March 31, 2014.  See Note 6 to the Consolidated Financial Statements in this Form 10-Q for additional information.

FDIC Loss-Share Receivable and Clawback Liability.  At March 31, 2015, the FDIC loss-share receivable associated with covered FDIC-acquired assets decreased $3.7 million to $20.2 million compared to $23.8 million at December 31, 2014.   The reduction in the FDIC loss-share receivable as of March 31, 2015 compared to December 31, 2014 was primarily driven by $2.9 million of negative accretion, which resulted from the improvement in cash flows for the FDIC-acquired loan pools and was included in noninterest income, and $607,000 of reimbursements received from the FDIC.

As of March 31, 2015, we have recorded an FDIC clawback liability of $3.5 million for all FDIC loss-share agreements which remained relatively the same as compared to December 31, 2014.  See Note 7 to the Consolidated Financial Statements in this Form 10-Q for additional information.

The following table presents the FDIC loss-share receivable and clawback liability in more detail for the periods indicated.

	March 31,	December 31,
	2015	2014

	(dollars in thousands)
FDIC loss-share receivable:
Estimated credit losses	$19,229	$22,353
Pending reimbursements and other	941	1,484
Total	$20,170	$23,837
FDIC clawback liability	$3,533	$3,522

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balances, Net Interest Income, Yields Earned and Rates Paid

	Three Months Ended March 31,
	2015			2014

	(Dollars in Thousands)
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

Interest-Earning Assets:
Loans	$1,286,665	$19,108	6.02%	$903,153	$14,379	6.46%
Investment securities	267,574	1,429	2.17	301,407	1,680	2.26
Other short-term investments	13,930	14	0.41	20,715	20	0.39
Total interest-earning assets	1,568,169	20,551	5.31	1,225,275	16,079	5.32
Noninterest earning assets	193,889			163,312
Total assets	1,762,058			1,388,587
Interest-Bearing Liabilities:
Interest checking, money market, savings	670,843	385	0.23%	555,828	327	0.24%
Time deposits	473,479	814	0.70	382,486	813	0.86
Total interest-bearing deposits	1,144,322	1,199	0.42	938,314	1,140	0.49
Federal funds purchased and securities
sold under repurchase agreements	42,860	290	2.74	35,977	329	3.70
Other borrowings	149,631	487	1.32	119,413	515	1.75
Total interest bearing liabilities	1,336,813	1,976	0.60	1,093,704	1,984	0.74
Noninterest Bearing Liabilities:
Demand deposits	237,896			158,583
Other liabilities	25,061			8,475
Total noninterest bearing liabilities	262,957			167,058
Total liabilities	1,599,770			1,260,762
Stockholder’s equity	162,288			127,825
Total liabilities and stockholder’s equity	1,762,058			1,388,587
Net interest income		$18,575			$14,095
Net interest rate spread			4.72%			4.59%
Net earning assets	$231,356			$131,571
Net interest margin			4.80%			4.67%
Average interest-earning assets to average
interest-bearing liabilities	1.17X			1.12X
Core net interest margin (non-GAAP):
Loans(1)(2)	$1,286,665	$19,108	6.02%	$903,153	$14,379	6.46%
Acquired credit impaired loan discount adjustments(3)	48,129	4,246	35.78	61,056	3,850	25.57
Adjusted loans	1,334,794	14,862	4.52	964,209	10,529	4.43
Adjusted total interest-earning assets	1,616,298	16,305	4.09	1,286,331	12,229	3.86
Total interest bearing liabilities	$1,336,813	1,976	0.60	$1,093,704	1,984	0.74
Core net interest income		$14,329			$10,245
Core net interest rate spread			3.49%			3.12%
Core net interest margin			3.60%			3.23%
(1)	Average loan balances includes nonaccrual loans for the periods presented.
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

	Three Months Ended March 31,

	2015 vs. 2014

	Increase (Decrease)		Total

	Due to		Increase

	Volume	Rate	(Decrease)

	(Dollars in Thousands)
Interest-earning assets:
Loans	$6,106	$(1,377)	$4,729
Investment securities	(189)	(62)	(251)
Other short-term investments	(7)	1	(6)
Total interest-earning assets	$5,910	$(1,438)	$4,472

Interest-bearing liabilities:
Interest checking, money market, savings	$68	$(10)	$58
Time deposits	193	(190)	3
Federal funds purchased and securities sold under
repurchase agreements	63	(101)	(38)
Other borrowings	130	(157)	(27)
Total interest-bearing liabilities	$454	$(458)	$(4)
Increase in net interest income			$4,476

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Three Month Periods Ended March 31, 2015 and 2014

General.  During the three months ended March 31, 2015, we recorded net income of $3.9 million compared to net income of $1.3 million for the same period in 2014.  Basic and diluted earnings per share for the three months ended March 31, 2015, were $0.44 and $0.43, respectively, compared to $0.18 and $0.18, respectively, for the same period in 2014.  The improvement in operating results for the three months ended March 31, 2015 compared to the same period in 2014 was primarily driven by increases in revenue from mortgage banking activities of $8.9 million and net interest income of $4.5 million offset by increases in salaries and employee benefits of $7.1 million,  equipment and occupancy of $709,000, information services expenses of $394,000, and increased negative accretion of the FDIC loss-share receivable of $852,000.

Interest Income. Total interest income for the three months ended March 31, 2015, increased $4.5 million, or 28.0%, compared to the same period in 2014.  The increase was due to growth in average interest-earning assets for the three months ended March 31, 2015 of $342.9 million compared to the same period in 2014 primarily driven by the Alarion acquisition during the third quarter of 2014 coupled with the PrivateBank branch acquisition during the first quarter of 2015 on top of organic loan growth.  Also positively impacting interest income was the structural balance sheet shift from lower yielding investment securities to higher yielding loans.  The increase in the average balance of earning assets for the three months ended March 31, 2015 was offset in part with a decrease of one basis point in the yield on average-earning assets to 5.31% as compared to the same period in 2014.

Interest income, on a fully taxable equivalent basis, on loans for the three months ended March  31, 2015, increased $4.5 million to $20.6 million compared to $16.1 million for the same period in 2014.  The increase in interest income on loans was driven by growth in the average loan balances for the three months ended March 31, 2015, by $383.5 million as compared to the same period in 2014 as a result of the Alarion acquisition during the third quarter of 2014 coupled with the PrivateBank branch acquisition during the first quarter of 2015 on top of organic loan growth.   However, the increase in interest income was negatively impacted for the three months ended March 31, 2015, by a decline in the weighted average yield on loans of 44 basis points compared to the same period in 2014 driven by reduced accretion on acquired credit impaired loans compared to the prior year.

Interest income, on a fully taxable equivalent basis, on investment securities for the three months ended March  31, 2015, was $1.4 million compared to $1.7 million for the same period in 2014.  The weighted average yield on investments for the three months ended March 31, 2015,  declined 9 basis points which negatively impacted the interest income on investment securities compared to the same period in 2014.  The decline in the weighted average yield on investments for the three months ended March 31, 2015 was coupled with a reduction in the balance of investment securities of $33.8 million which negatively impacted the interest income on investments compared to the same period in 2014 as the balance was reduced as a percentage of interest earning assets.  We anticipate contracting the size of the investment securities as a percentage of interest earning assets throughout 2015.

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest income on other short-term investments for the three months ended March 31, 2015 decreased to $14,000 compared to $20,000 for the same periods in 2014.  Also, the average yield on other short-term investments improved for the three months ended March 31, 2015 by two basis points compared to the same period in 2014.

Interest Expense.  Total interest expense for the three months ended March 31, 2015,  decreased $8,000, or 0.4%, compared to the same period in 2014.  The decrease in interest expense was primarily the result of a decline in the weighted average cost of interest-bearing liabilities for the three months ended March 31, 2015 of 14 basis points as compared to the same period in 2014.  The decrease in interest expense was in part offset by growth in the average balance of interest-bearing liabilities for the three months ended March 31, 2015 of $243.1 million as compared to the same period in 2014.  We anticipate the change in the cost of interest-bearing liabilities to be minimal for the remainder of 2015 unless market interest rates either increase or decrease significantly.

Interest expense on deposits for the three months ended March 31, 2015, increased $59,000 compared to the same period in 2014.  The increase in interest expense on deposits for the three months ended March 31, 2015 was driven by growth in average interest-bearing deposits of $206.0 million compared to the same period in 2014.  The increase in interest expense for the three months ended March 31, 2015 was in part offset by a decline in the weighted average cost on deposits of seven basis points as compared to the same period in 2014.

Interest expense on federal funds purchased and securities sold under repurchase for the three months ended March 31, 2015, decreased $39,000 compared to the same period in 2014.  Interest expense on other borrowings, consisting of FHLB advances, for the three months ended March 31, 2015 declined $27,000 compared to the same period in 2014.  The decline in the interest expense on other borrowings for the three months ended March 31, 2015, was primarily driven by a reduction in the weighted average rate paid on these borrowings of 43 basis points compared to the same period in 2014.  However, the decrease in interest expense for the three months ended March 31, 2015 was offset in part by.an increase in the average balance of other borrowings of $30.2 million compared to the same period in 2014.

Net Interest Income.    Net interest income, on a fully taxable equivalent basis, for the three months ended March 31, 2015, increased $4.5 million, or 31.8%, compared to the same period in 2014.  The overall increase was primarily driven by an increase in the balance of interest-earning assets partially offset by a reduction in the yield on interest-earning assets.  The net interest spread and net interest margin for the three months ended March 31, 2015 both increased 13 basis points compared to the same period in 2014.  We also expect loan accretion for acquired credit impaired loans to vary from quarter to quarter but continue to positively impact the net interest margin for the remainder of 2015.

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

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Loan Losses.  During the three months ended March 31, 2015, provision for loan losses expense decreased by $95,000 compared to the same period in 2014.  The decrease in provision expense for the three months ended March 31, 2015 was primarily driven by a reduction in provision expense needed for acquired credit impaired loans partially offset by growth in the non-acquired loan portfolio as compared to the same period in 2014.    We include five years of historical losses in our allowance calculation for all periods.  The use of this timeframe has recently resulted in an overall increase in historical losses.  However, offsetting the upward trend in losses is a change in the portfolio mix where loan growth has occurred.  Specifically, positive growth occurred in nonresidential loans as a percentage of the loan portfolio, which carries a lower historical loss rate compared to other loan categories.  In addition, criticized and classified loans have decreased as a percentage of the overall loan portfolio.

The following table presents the provision for loan losses in more detail for the periods indicated.

	For the Three Months
	Ended March 31,
	2015	2014

	(Dollars in thousands)
Provision for loan losses – non-acquired	$75	$65

Provision for loan losses – acquired non-credit impaired	$-	$-

Acquired credit impaired:
Non-covered	$-	$105
Covered	-	-
Provision for loan losses acquired credit impaired loans	$-	$105

Provision for loan losses	$75	$170

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

	Three Months Ended
	March 31,
	2015	2014	$ Chg	% Chg

	(Dollars in thousands)
Service charges on deposit accounts	$1,386	$1,443	$(57)	(4.0)%
Bankcard services income	923	889	34	3.8
Other service charges, commissions and fees	261	162	99	61.1
Brokerage fees	597	566	31	5.5
Mortgage banking activities	11,080	2,166	8,914	411.5
Bank-owned life insurance	182	189	(7)	(3.7)
Other	111	103	8	7.8
Total noninterest income	$14,540	$5,518	$9,022	163.5%
Noninterest income as a percentage of
average assets (annualized)	3.30%	1.59%

The increase in mortgage banking activities was primarily driven by increased volume resulting from our focus of expanding our mortgage banking business compared to the prior year.  We anticipate this positive trend in mortgage banking activities to continue to grow throughout 2015.

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Expense.  A summary of noninterest expense, excluding acquisition related expenses, loss on sales and write-down of acquired OREO, foreclosed acquired asset expenses and FDIC loss-share clawback expense, is presented in the tables below.

	Three Months Ended
	March 31,
	2015	2014	$ Chg	% Chg

	(Dollars in thousands)
Salaries and employee benefits	$15,654	$8,580	$7,074	82.4%
Equipment	1,232	1,028	204	19.8
Occupancy	1,472	967	505	52.2
Advertising and marketing	392	228	164	71.9
Legal and accounting	150	181	(31)	(17.1)
Consulting & other professional fees	122	270	(148)	(54.8)
Directors fees and retirement	162	158	4	2.5
Telecommunications	487	291	196	67.4
Supplies	152	125	27	21.6
Data processing fees	1,107	909	198	21.8
Loss on sales and write-downs of OREO	123	318	(195)	(61.3)
Foreclosed asset expenses	113	87	26	29.9
FDIC insurance and other regulatory fees	334	244	90	36.9
Deposit intangible expenses	321	196	125	63.8
Other operating	1,993	1,227	766	62.4
Total noninterest expenses	$23,814	$14,809	$9,005	60.8%
Noninterest expenses as a percentage of
average assets (annualized)	5.41%	4.27%

The increase in salaries and employee benefits was primarily due to the net addition of 124 full-time equivalent employees (“FTEs”), a 27.3% increase from the prior year, primarily related to the hiring 93 FTEs for our mortgage banking expansion, 32 FTEs for our banking area and a reduction of one FTE for our investments area.  The increases in equipment, occupancy, advertising and marketing, telecommunications, data processing fees, and other operating expenses were primarily due to the mortgage banking expansion.

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Tax Expense.  Income tax expense for the three months ended March 31, 2015 increased $1.6 million compared to the same period in 2014.  The effective tax rate for the three months ended March 31, 2015 was 34.5% and compared to 25.9% for the same period in 2014.

Accounting for Acquired Assets

Noninterest Income. The negative accretion for the FDIC loss-share receivable for the three months ended March 31, 2015, increased $852,000 compared to the same period in 2014.  The negative accretion for the FDIC loss-share receivable is expected to decline as a percentage of noninterest income throughout 2015 but still remain elevated as a large portion of our FDIC loss-share receivable will be cleared with negative accretion.

Noninterest Expense. Foreclosed acquired asset expense for the three months ended March 31, 2015, decreased $213,000 compared to the same period in 2014.   The FDIC clawback expense for the three months ended March 31, 2015 decreased $532,000 compared to the same period in 2014.  We continue to anticipate the FDIC clawback expense to decline as a percentage of noninterest expense throughout 2015.  The net gain on sales and write-downs of acquired OREO for the three months ended March 31, 2015, declined $166,000 compared to the same period in 2014 primarily driven by our ability to sell FDIC-acquired OREO closer to appraised value as compared to the previous year.

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

If additional liquidity were needed, the Bank would turn to short-term borrowings as an alternative immediate funding source and would consider other appropriate actions such as promotions to increase core deposits or the sale of a portion of our unpledged investment portfolio.  In addition, we could draw on additional alternative immediate funding sources from lines of credit extended to us from our correspondent banks and/or the FHLB.  At March 31, 2015, the Bank had total federal funds credit lines with six correspondent banks of $74.0 million, with no outstanding advances.  The Bank also maintains a credit facility with the FHLB of $299.2 million with total outstanding advances of $179.0 million at March 31, 2015.

At March 31, 2015, total deposits increased $72.0 million, or 5.4%, to $1.394 billion compared to $1.322 billion at December 31, 2014, primarily driven by the PrivateBank branch acquisition which added $107.6 million coupled with core deposit growth of $2.2 million offset in part by a reduction in wholesale deposits of $37.8 million.   Federal funds purchased and securities sold under repurchase agreements decreased $2.2 million, or 5.1%, to $41.1 million at March 31, 2015, compared to $43.3 million at December 31, 2014, primarily driven by a reduction in customer repurchase agreements of $2.7 million offset in part by an increase in the federal funds purchased from Chattahoochee Bank of Georgia of $544,000.  Also, FHLB advances increased $22.7 million, or 14.3%, to $182.0 million at March 31, 2015, compared to $159.2 million at December 31, 2014 primarily driven by the funding of loans held for sale.

The liquidity and capital resources of the Company are monitored continuously by the Company’s Board-authorized Risk Management Committee with day to day responsibility delegated to the Asset/Liability Management Committee

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(“ALCO”) and on a periodic basis by state and federal regulatory authorities.  As determined under guidelines established by these regulatory authorities, the Company’s and the Bank’s liquidity ratios at March 31, 2015, were considered satisfactory.  At that date, the Bank’s short-term investments were adequate to cover any reasonably immediate need for funds.  The Company is aware of no events or trends likely to result in a negative material change in liquidity.

The consolidated statements of cash flows for the three months ended March 31, 2015 detail cash flows from operating, investing and financing activities.  At March 31, 2015, net cash provided by investing activities was $81.5 million offset in part by net cash used in operating and financing activities of  $63.1 million and $15.5 million, respectively, resulting in a net increase in cash and due from banks of $2.8 million to $31.9 million.

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

Index

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Regulatory Capital Ratios for the Company and the Bank at March 31, 2015

The Company’s and the Bank’s regulatory capital levels exceed the minimums required by state and federal authorities.  The following table reflects the Company’s and the Bank’s compliance at March 31, 2015, with regulatory capital requirements.  These calculations are based on total risk weighted assets of $1.253 billion for the Company and $1.249 billion for the Bank as of March 31, 2015, and average total assets of $1.8 billion for the Company and $1.7 billion for the Bank for the three months ended March 31, 2015.  These consolidated capital ratios are based on the capital requirements for bank holding companies issued by the Board of Governors of the Federal Reserve System.

					Minimum Required to
					Be Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Total Capital
Consolidated	$163,001	13.0%	$100,237	8.0%	N/A
HeritageBank of the South	155,178	12.4%	99,931	8.0%	$124,914	10.0%

Tier I Capital
Consolidated	152,700	12.2%	75,178	6.0%	N/A
HeritageBank of the South	144,877	11.6%	74,948	6.0%	74,948	6.0%

Common Equity Tier I Capital
Consolidated	152,700	12.2%	56,384	4.5%	N/A
HeritageBank of the South	144,877	11.6%	56,211	4.5%	81,194	6.5%

Leverage Ratio
Consolidated	152,700	8.7%	69,832	4.0%	N/A
HeritageBank of the South	144,877	8.3%	69,615	4.0%	87,019	5.0%

The new risk-based capital requirements are reflected above with the exception of the capital conservation buffer which will become effective for the Company on January 1, 2016.  The capital conservation buffer will be phased in over four years with a maximum buffer of 0.625% of risk-weighted assets for 2016, 1.25% for 2017, 1.875% for 2018, and 2.5% for 2019 and thereafter.  Failure to maintain the required capital conservation buffer will result in limitations on capital distributions and on discretionary bonuses to executive officers.

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

The Company’s strategy is to mitigate interest rate risk to the extent possible as part of the Company’s overall business strategy. Based on our analysis of the Company’s overall risk to changes in interest rates, we structure investment and funding transactions to reduce this risk.  These strategies aim to achieve neutrality to interest rate risk, and the ALCO is responsible for monitoring and analyzing interest rate risk on a regular basis.  Although we strive to have our net interest income neutral to changes in rates, due to the inherent nature of our business, we will never be completely neutral to changes in rates.  As of March 31, 2015, a drop in interest rates would decrease our net interest income and an increase in rates would increase our net interest income, also known as being “asset sensitive.”  The asset sensitivity position was in part driven by our overall balance sheet structure designed to take advantage of rising interest rates.  The Company plans to maintain our asset sensitivity position by focusing our efforts to extend liabilities and increase variable rate assets.  The Company feels the level of interest rate risk is at an acceptable level, and it is within our internal policy limits.

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

Effect
Market	on Net
Rate	Interest
Change	Income
+400	18.5%
+300	14.1%
+200	10.8%
+100	6.2%
(100)	(8.5)%

Index

Quarterly Financial Summary - Unaudited

The following table presents condensed information relating to quarterly periods presented.

	For the Three Months Ended
	March	December	September	June	March
	31, 2015	31, 2014	30, 2014	30, 2014	31, 2014

	(dollars in thousands expect per share data)
Results of Operations:
Net interest income	$18,449	$17,473	$15,929	$15,774	$13,971
Provision for loan losses	75	285	640	474	170
Net interest income after provision for
loan losses	18,374	17,188	15,289	15,300	13,801
Total noninterest income	11,657	9,551	8,274	5,286	3,487
Total noninterest expense	24,100	23,165	20,597	18,116	15,476
Income before income taxes	5,931	3,574	2,966	2,470	1,812
Applicable income tax	2,047	1,080	1,007	698	469
Net income	$3,884	$2,494	$1,959	$1,772	$1,343
Per Share Data:
Weighted average shares – basic	8,889,252	8,826,740	7,485,528	7,436,717	7,422,044
Weighted average shares – diluted	9,117,388	9,057,258	7,676,233	7,607,501	7,581,775
Basic earnings per share	$0.44	$0.28	$0.26	$0.24	$0.18
Diluted earnings per share	0.43	0.28	0.26	0.23	0.18

Index

ITEM 4.     CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Rule 13(a)-14(c) under the Securities Exchange Act (the “Exchange Act”)) as of March 31, 2015, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 40-day period preceding the filing date of this quarterly report.  Our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective in ensuring that the information required to disclosed by the Company in the reports it files or submits under the Exchange Act is: (i) accumulated and communicated to the Company’s management (including its Chief Executive Officer and Chief Financial Officer) in a timely manner; and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(b)	Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On December 31, 2014, a putative stockholder class action lawsuit, Stein v. Heritage Financial Group, Inc. et al., was filed in the Circuit Court for Baltimore City, Maryland, Civil Division, against Heritage, the members of its board of directors, HeritageBank of the South, Renasant Corporation and Renasant Bank. The complaint, which was amended on February 18, 2015, alleges that the Heritage directors breached their fiduciary duties and/or violated Maryland law in connection with the negotiation and approval of the merger agreement by failing to maximize shareholder value and failing to disclose material information in the February 9, 2015 preliminary joint proxy statement/prospectus, and that Heritage, HeritageBank of the South, Renasant Corporation and Renasant Bank aided and abetted those alleged breaches of fiduciary duties. In addition to monetary damages in an unspecified amount and other remedies, the lawsuit seeks to enjoin Heritage stockholders from voting on the Heritage merger proposal at the Heritage special meeting and Renasant Corporation stockholders from voting on the Renasant merger proposal at the Renasant Corporation special meeting and to otherwise enjoin the directors from consummating the merger. The Company believes the claims asserted are without merit and intends to vigorously defend against the lawsuit.

Other than the foregoing, the Company is not a party to any pending claims or lawsuits that management believes would have a material effect on the Company's financial condition or results of operations.

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A. of Part 1 in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2014, the Company’s Board of Directors extended its stock repurchase program for 344,179 shares, or 4% of the Company's currently outstanding common stock, which expires in April 2015, unless the program is extended or completed earlier.  There were no unregistered sales of equity securities during the quarter ended March 31, 2015.

			Number of	Maximum
	Total		Shares Purchased	Number of Shares
	Number		as Part of	that may yet be
	of Shares	Average Price	Publicly Announced	Purchased Under the
	Purchased	Paid Per Share	Plans or Programs	Plans or Programs
January	-	$-	-	302,445
February	-	-	-	302,445
March	77	25.90	-	302,368
Total	77	$25.90	-	302,368

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

HERITAGE FINANCIAL GROUP, INC.

Date: May 11, 2015	By:	/s/ O. Leonard Dorminey
O. Leonard Dorminey
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2015	By:	/s/ T. Heath Fountain
T. Heath Fountain
Executive Vice President,
Chief Administrative Officer and
Chief Financial Officer
(Principal Financial and Accounting Officer)